Form 10-Q
period 2009-09-30
OmniAmerican Bancorp, Inc.
filed 2009-12-23
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-161894
OMNIAMERICAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-0983595

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1320 S. University Drive, Fort Worth, Texas	76107

(Address of Principal Executive Offices)	(Zip Code)
(817) 367-4640
(Telephone Number, including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
There were no shares of Common Stock, par value $0.01 per share, issued and outstanding as of December 23, 2009.

EXPLANATORY NOTE
OmniAmerican Bancorp, Inc., a Maryland corporation (the “Registrant”), was formed to serve as the stock holding company for OmniAmerican Bank as part of its conversion from the mutual to the stock form of ownership. As of September 30, 2009, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of OmniAmerican Bank is included in this Quarterly Report.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OmniAmerican Bank
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	September 30,	December 31,
	2009	2008

ASSETS

Cash and due from financial institutions	$14,862	$17,242
Short-term interest-earning deposits in other financial institutions	16,970	24,000

Total cash and cash equivalents	31,832	41,242

Investments:
Securities available for sale (Amortized cost of $191,618 on September 30, 2009 and $228,249 on December 31, 2008)	195,874	230,304
Other	5,203	10,014
Loans held for sale	753	160

Loans, net of deferred fees and discounts	703,523	724,044
Less allowance for loan losses	(8,450)	(8,270)

Loans, net	695,073	715,774
Premises and equipment, net	51,585	54,176
Accrued interest receivable	3,434	3,921
Deferred tax asset, net	7,420	8,406
Other real estate owned	9,305	488
Other assets	5,804	3,429

Total assets	$1,006,283	$1,067,914

LIABILITIES AND EQUITY CAPITAL

Deposits:
Noninterest-bearing	$64,003	$67,483
Interest-bearing	689,775	672,363

Total deposits	753,778	739,846

Federal Home Loan Bank advances	90,400	169,900
Other secured borrowings	58,000	58,664
Accrued expenses and other liabilities	12,766	10,175

Total liabilities	914,944	978,585

Equity capital:
Retained earnings	90,457	89,900
Accumulated other comprehensive income (loss)	882	(571)

Total equity capital	91,339	89,329

Total liabilities and equity capital	$1,006,283	$1,067,914

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bank
Consolidated Statements of Income
(Unaudited)
(In thousands)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest income:
Loans, including fees	$11,208	$11,560	$34,003	$33,700
Securities — taxable	2,094	3,005	6,874	9,685
Securities — nontaxable	21	—	97	—

Total interest income	13,323	14,565	40,974	43,385

Interest expense:
Deposits	3,003	4,200	10,098	14,005
Borrowed funds	1,567	2,388	5,635	7,304

Total interest expense	4,570	6,588	15,733	21,309

Net interest income	8,753	7,977	25,241	22,076

Provision for loan losses	1,925	500	4,325	2,375

Net interest income after provision for loan losses	6,828	7,477	20,916	19,701

Noninterest income:
Service charges and other fees	2,596	3,203	7,963	9,569
Net gains on sales of securities available for sale	1,159	121	2,263	121
Net gains on sales of loans	333	366	1,324	592
Net gains (losses) on sales of fixed assets	3	(1)	(2)	—
Commissions	154	377	585	961
Other income	258	169	732	1,249

Total noninterest income	4,503	4,235	12,865	12,492

Noninterest expense:
Salaries and benefits	5,241	5,185	15,742	13,628
Operations	3,695	2,878	10,789	9,511
Occupancy	964	1,042	2,843	3,310
Professional and outside services	922	1,206	2,511	3,525
Loan servicing	119	67	312	192
Marketing	87	114	333	300

Total noninterest expense	11,028	10,492	32,530	30,466

Income before income tax expense	303	1,220	1,251	1,727
Income tax expense	205	532	694	818

Net income	$98	$688	$557	$909

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bank
Consolidated Statements of Changes in Equity Capital
(Unaudited)
(In thousands)

		Accumulated
		Other	Total
	Retained	Comprehensive	Equity
	Earnings	Income (Loss)	Capital

Balances at January 1, 2008	$89,256	$(534)	$88,722
Nine months ended September 30, 2008
Comprehensive income (loss):
Net income	909	—	909
Change in fair value of securities available for sale, net of reclassification to earnings of $(121) and income tax effect of $1,052	—	(2,041)	(2,041)

Total comprehensive loss			(1,132)

Balances at September 30, 2008	$90,165	$(2,575)	$87,590

Balances at January 1, 2009	$89,900	$(571)	$89,329
Nine months ended September 30, 2009
Comprehensive income:
Net income	557	—	557
Change in fair value of securities available for sale, net of reclassification to earnings of $(2,263) and income tax effect of $(748)	—	1,453	1,453

Total comprehensive income			2,010

Balances at September 30, 2009	$90,457	$882	$91,339

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bank
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$557	$909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,096	3,736
Provision for loan losses	4,325	2,375
Amortization of net premium on investments	413	364
Net gain on sale of securities available for sale	(2,263)	(121)
Net gain on sales of loans held for sale	(1,324)	(592)
Net loss on disposition of premises and equipment	2	—
Proceeds from sales of loans held for sale	9,205	5,620
Loans originated for sale	(9,798)	(5,691)
Net gain on sale of other real estate owned	—	(3)
Federal Home Loan Bank stock dividends	(17)	(176)
Changes in operating assets and liabilities:
Accrued interest receivable	487	194
Other assets	(2,136)	(184)
Accrued interest payable and other liabilities	2,590	2,126

Net cash provided by operating activities	6,137	8,557

Cash flows from investing activities:
Securities available for sale:
Purchases	(72,493)	(58,526)
Proceeds from sales	57,270	40,809
Proceeds from maturities, calls and principal repayments	53,705	38,814
Purchases of other investments	(10)	(1,467)
Redemptions of other investments	4,838	262
Purchases of loans held for investment	(15,409)	(69,802)
Net (increase) decrease in loans held for investment	(34,732)	20,846
Proceeds from sales of loans held for investment	58,961	24,631
Purchases of premises and equipment	(1,513)	(3,644)
Proceeds from sales of premises and equipment	5	31
Proceeds from sales of other real estate owned	63	171

Net cash provided by (used in) investing activities	50,685	(7,875)

Cash flows from financing activities:
Net increase (decrease) in deposits	13,932	(780)
Net (decrease) increase in Federal Home Loan Bank advances	(79,500)	7,250
Net (decrease) increase in other secured borrowings	(664)	(6,382)

Net cash (used in) provided by financing activities	(66,232)	88

Net (decrease) increase in cash and cash equivalents	(9,410)	770
Cash and cash equivalents, beginning of period	41,242	19,036

Cash and cash equivalents, end of period	$31,832	$19,806

Supplemental cash flow information:
Interest paid	$16,491	$21,401
Non-cash transactions:
Loans transferred to other real estate owned	$8,880	$168
Loans transferred to foreclosed assets	$3,512	$2,548
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bank
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bank (referred to herein as “the Company,” or “the Bank”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed as part of OmniAmerican Bancorp, Inc.’s Prospectus dated November 12, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 20, 2009. In management’s opinion, the interim data as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
NOTE 2 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASC 860 is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.
In June 2009, the FASB issued new authoritative guidance under Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46R.” Under ASC 105-10-65-1d, SFAS No. 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which is codified as ASC 105, “Generally Accepted Accounting Principles.” This Statement identifies the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP by nongovernmental entities. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the codification did not alter existing GAAP, it did not have an impact on the financial statements of the Company.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value,” which was codified as ASC 820, “Fair Value Measurements and Disclosures.” This Update applies to all entities that measure liabilities at fair value under ASC 820 and amends sections of ASC Topic 820-10. This ASU states that, in circumstances in which a quoted price in an active market for the identical liability is not available, fair value of the liability must be measured by either (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets, or (b) another valuation technique that is consistent with the principles of ASC 820, such as an income approach or a market approach. Further if a restriction on the transference of the liability exists, the ASU clarifies that an entity is not required to factor that in to the inputs of the fair value determination. Lastly, the ASU also clarifies that a quoted price in an active market for the identical liability, or an unadjusted quoted price in an active market for the identical liability, when traded as an asset, are level 1 measurements within the fair value hierarchy. The guidance in this ASU is effective for the first reporting period beginning after August 2009. The adoption of this guidance is not expected to have a material impact upon the Company.
NOTE 3 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of September 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2009
U. S. government sponsored mortgage-backed securities	$135,656	$5,514	$(16)	$141,154
U. S. government sponsored collateralized mortgage obligations	34,110	765	(26)	34,849
Private-label collateralized mortgage obligations	5,995	—	(361)	5,634
Trust preferred securities	7,767	—	(1,718)	6,049
Municipal obligations	5,090	—	—	5,090
Other equity securities	3,000	98	—	3,098

Total investment securities available for sale	$191,618	$6,377	$(2,121)	$195,874

December 31, 2008
U. S. government sponsored mortgage-backed securities	$178,825	$4,584	$(14)	$183,395
U. S. government sponsored collateralized mortgage obligations	24,919	298	(37)	25,180
Private-label collateralized mortgage obligations	8,407	—	(1,272)	7,135
Trust preferred securities	7,808	—	(1,533)	6,275
Municipal obligations	5,290	—	—	5,290
Other equity securities	3,000	29	—	3,029

Total investment securities available for sale	$228,249	$4,911	$(2,856)	$230,304

Investment securities available for sale with gross unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
September 30, 2009
U. S. government sponsored mortgage-backed securities	$8,932	$(16)	$—	$—	$8,932	$(16)
U. S. government sponsored collateralized mortgage obligations	4,442	(26)	—	—	4,442	(26)
Private-label collateralized mortgage obligations	595	(3)	5,039	(358)	5,634	(361)
Trust preferred securities	—	—	6,049	(1,718)	6,049	(1,718)

	$13,969	$(45)	$11,088	$(2,076)	$25,057	$(2,121)

December 31, 2008
U. S. government sponsored mortgage-backed securities	$5,608	$(14)	$—	$—	$5,608	$(14)
U. S. government sponsored collateralized mortgage obligations	4,595	(11)	1,332	(26)	5,927	(37)
Private-label collateralized mortgage obligations	4,273	(1,021)	2,143	(251)	6,416	(1,272)
Trust preferred securities	6,275	(1,533)	—	—	6,275	(1,533)

	$20,751	$(2,579)	$3,475	$(277)	$24,226	$(2,856)

At September 30, 2009 and December 31, 2008, investment securities available for sale consisted primarily of mortgage-backed securities having stated maturities over five years. The expected maturities on these securities are between one and five years as of September 30, 2009 and December 31, 2008, based on estimated prepayments of the underlying mortgages. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties, therefore, a summary of the maturities of these securities is not presented.
Investment securities with an amortized cost of $118.8 million and $144.0 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with an amortized cost of $68.4 million and $68.3 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure other borrowings.

Sales activity of securities available for sale for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Proceeds from sales of investment securities	$20,464	$40,809	$57,270	$40,809
Gross gains from sales of investment securities	1,159	121	2,263	121
Gross losses from sales of investment securities	—	—	—	—
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.
NOTE 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	September 30,	December 31,
	2009	2008
	(In thousands)
Real Estate Loans:
One- to four-family	$250,895	$245,554
Home equity	28,366	27,180
Commercial real estate	93,527	89,023
Real estate construction	37,056	45,840

Total real estate loans	409,844	407,597

Consumer Loans:
Automobile, indirect	190,015	209,371
Automobile, direct	30,027	34,824
Unsecured	14,236	14,505
Other	5,785	5,832

Total consumer loans	240,063	264,532

Commercial Business Loans	54,780	50,975

Total loans	704,687	723,104

Plus (Less):
Deferred fees and discounts	(1,164)	940
Allowance for losses	(8,450)	(8,270)

Total loans receivable, net	$695,073	$715,774

Individually impaired loans were as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)

Loans with no allocated allowance	$6,603	$—
Loans with allocated allowance	2,517	5,272

Total	$9,120	$5,272

Amount of the allowance for loan losses allocated to impaired loans	$452	$683
At September 30, 2009 and December 31, 2008, loans on which accrual of interest had been discontinued were $5.3 million and $5.7 million, respectively. In addition, at September 30, 2009 and December 31, 2008, the Bank had troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) of $7.5 million and $4.0 million, respectively. If interest on non-accruing and troubled debt restructured loans had been current in accordance with their original terms, such income would have been approximately $146,000 and $544,000 for the nine months ended September 30, 2009 and 2008, respectively. There were no loans greater than 90 days past due that continued to accrue interest at September 30, 2009 or December 31, 2008.
The Company originates real estate mortgage loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“FNMA”). Mortgage loans serviced for FNMA are not included as assets on the consolidated balance sheets. The principal balances of the loans at September 30, 2009 and December 31, 2008 were $102.6 million and $60.2 million, respectively. Mortgage servicing rights associated with the mortgage loans serviced for FNMA totaled $1.2 million and $765,000 as of September 30, 2009 and December 31, 2008, respectively, and are included in other assets in the consolidated balance sheets.
Activity in the allowance for loan losses was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Balance, beginning of period	$8,822	$7,618	$8,270	$7,386

Provision for loan losses	1,925	500	4,325	2,375
Loans charged-off	(2,465)	(634)	(4,523)	(2,592)
Recoveries of loans previously charged-off	168	152	378	467

Balance, end of period	$8,450	$7,636	$8,450	$7,636

NOTE 5 — Repurchase Agreements
On July 24, 2007, the Company entered into a sale of securities under agreement to repurchase (“Repurchase Agreement”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreement is structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreement is treated as financing and the obligation to repurchase securities sold are included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $58.0 million in repurchase agreements outstanding at September 30, 2009 and December 31, 2008. These repurchase agreements were secured by investment securities with an amortized cost of $68.4 million and $68.3 million at September 30, 2009 and December 31, 2008, respectively.
NOTE 6 — Employee Benefit Plans
The Company has a noncontributory defined benefit pension plan (the “Pension Plan”) that provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and compensation levels at retirement. Effective December 31, 2006, the Company froze benefits under the Pension Plan, so that no further benefits would be earned by employees after that date. In addition, no new participants may be added to the Pension Plan after December 31, 2006.
The net periodic pension cost for the three and nine months ended September 30, 2009 and 2008 includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Interest cost on projected benefit obligation	$69	$74	$207	$222
Expected return on assets	(56)	(108)	(168)	(324)
Amortization of net loss	25	11	75	33

Net periodic pension cost	$38	$(23)	$114	$(69)

NOTE 7 — Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the fair value hierarchy, is set forth below.
Securities available for sale are valued at fair value on a recurring basis. The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Level 3 investments consisted of Trust Preferred Securities which are issued by financial institutions and insurance companies. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. There are currently very few market participants who are willing and/or able to transact for these securities.
In accordance with ASC 820, certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets or liabilities required to be measured at fair value on a nonrecurring basis include impaired loans, loans held for sale and other real estate owned.
Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. Therefore, the Company has categorized its impaired loans as Level 3.
Loans held for sale are classified within Level 2 of the valuation hierarchy. The Company obtains fair value measurements for loans held for sale from commitments on hand from investors or prevailing market rates.
Other real estate owned is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.
Assets and liabilities measured at fair value on a recurring and nonrecurring basis are summarized below:

	Fair Value Measurements at September 30, 2009, Using			Total Fair Value at
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	September 30, 2009
	(In thousands)
Measured on a recurring basis:
Assets:
Securities available for sale	$—	$189,825	$6,049	$195,874

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$8,668	$8,668
Loans held for sale	—	753	—	753
Other real estate owned	—	—	9,305	9,305

	Fair Value Measurements at December 31, 2008, Using			Total Fair Value at
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	December 31, 2008
	(In thousands)
Measured on a recurring basis:
Assets:
Securities available for sale	$—	$224,029	$6,275	$230,304

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$4,589	$4,589
Loans held for sale	—	160	—	160
Other real estate owned	—	—	488	488
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

Securities
available for sale
(In thousands)

Beginning balance, January 1, 2009	$6,275
Total gains or losses (realized / unrealized)	—
Included in earnings:
Interest income on securities	6
Included in other comprehensive income	(186)
Purchases, issuances and settlements	(46)
Transfers into Level 3	—

Ending balance, September 30, 2009	$6,049

No changes in unrealized gains or losses were recorded through earnings for the nine months ended September 30, 2009 or the year ended December 31, 2008 for the assets measured using significant unobservable inputs (Level 3 Inputs).
ASC 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.
The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for the other financial assets and financial liabilities are discussed below:
Cash and cash equivalents: The carrying amounts for cash and cash equivalents approximate fair values.
Accrued interest receivable and payable: The carrying amounts for accrued interest receivable and payable approximate fair values.

Other investments: The carrying amount for other investments, which consist primarily of Federal Home Loan Bank stock, approximates fair values.
Loans: The estimated fair value for all fixed rate loans is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The estimated fair value for variable rate loans is the carrying amount. The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and, accordingly, delinquent loans have been disregarded in the valuation methodologies employed.
Deposits: The estimated fair value of demand deposit accounts is the carrying amount. The fair value of fixed-maturity certificates is estimated by discounting the estimated cash flows using the current rate at which similar certificates would be issued.
Borrowed Funds: The estimated fair value for borrowed funds is determined by discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar ratings and maturities.
Off-balance sheet financial instruments: The fair values for the Company’s off-balance sheet commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the members. The estimated fair value of these commitments is not significant.
The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2009 and December 31, 2008 were summarized as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$31,832	$31,832	$41,242	$41,242
Securities available for sale	195,874	195,874	230,304	230,304
Other investments	5,203	5,203	10,014	10,014
Loans, net	695,073	703,268	715,774	721,093
Accrued interest receivable	3,434	3,434	3,921	3,921

Financial liabilities:
Deposits	$753,778	$757,676	$739,846	$744,161
Federal Home Loan Bank advances	90,400	92,209	169,900	171,466
Other secured borrowings	58,000	63,992	58,664	64,621
Accrued interest payable	1,083	1,083	1,840	1,840

Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

NOTE 8 — Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC 855-10 Subsequent Events) which sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The statement requires that management of a public company evaluate subsequent events for recognition and/or disclosure through the date of issuance, disclose the date through which subsequent events have been evaluated, and whether that date is the date the financial statements were issued or available to be issued. The statement also delineates between and defines the recognition and disclosure requirements for recognized subsequent events and non-recognized subsequent events. Recognized subsequent events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements.
Under the FASB guidance, the Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto have taken place through the date these financial statements were issued, December 23, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:
•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the asset quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.
These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;
•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and
•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
Critical Accounting Policies
There are no material changes to the critical accounting policies disclosed in OmniAmerican Bancorp, Inc.’s Prospectus dated November 12, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 20, 2009.
Comparison of Financial Condition at September 30, 2009 and December 31, 2008
Total assets decreased $61.6 million, or 5.8%, to $1.01 billion at September 30, 2009 from $1.07 billion at December 31, 2008. The decrease was primarily the result of decreases in securities classified as available for sale, loans, net of the allowance for loan losses and deferred fees and discounts, and cash and cash equivalents, partially offset by an increase in other real estate owned. The decrease in assets was consistent with management’s decision to deleverage the balance sheet in order to reduce our reliance on outside borrowings and to maintain an 8% Tier 1 Capital ratio.
Securities classified as available for sale decreased $34.4 million, or 14.9%, to $195.9 million at September 30, 2009 from $230.3 million at December 31, 2008. The decrease in securities classified as available for sale during the nine months ended September 30, 2009, reflected sales of $57.3 million and principal repayments, maturities and calls of $53.7 million, including the call of the Federal Home Loan Bank zero coupon callable discount notes on August 17, 2009. We purchased $72.5 million of securities classified as available for sale during the nine months ended September 30, 2009. The net proceeds from the sales, principal repayments, maturities and calls of securities were used to reduce Federal Home Loan Bank borrowings as part of our strategy to deleverage the balance sheet. At September 30, 2009, securities classified as available for sale consisted primarily of government-sponsored mortgage-backed securities, government-sponsored and private-label collateralized mortgage obligations, trust preferred securities and municipal obligations.
Loans, net decreased $20.7 million, or 2.9%, to $695.1 million at September 30, 2009 from $715.8 million at December 31, 2008. The decrease included a reclassification of five loans, consisting of two real estate construction loans, one commercial real estate loan and two single-family residential mortgage loans, with balances totaling $8.9 million to other real estate owned during the nine months ended September 30, 2009. As a result, other real estate owned totaled $9.3 million at September 30, 2009 compared to $488,000 at December 31, 2008. We continued to focus our loan growth on real estate and commercial business loans while reducing our consumer loan portfolio, primarily automobile loans, during the nine months ended September 30, 2009. Automobile loans (consisting of direct and indirect loans) decreased $24.2 million, or 9.9%, to $220.0 million at September 30, 2009 as we continued to deemphasize these loans in order to meet certain regulatory requirements of a federally chartered savings bank. In addition, our real estate construction loans decreased $8.8 million, or 19.2%, to $37.0 million at September 30, 2009 from $45.8 million at December 31, 2008 due to the economic downturn in our market area. One- to four-family residential real estate loans increased $5.3 million, or 2.2%, to $250.9 million at September 30, 2009. Commercial real estate loans increased $4.5 million, or 5.1%, to $93.5 million at September 30, 2009. Commercial business loans increased $3.8 million, or 7.5%, to $54.8 million at September 30, 2009.

Total cash and cash equivalents decreased $9.4 million, or 22.8%, to $31.8 million at September 30, 2009 from $41.2 million at December 31, 2008. The decrease in total cash and cash equivalents resulted primarily from $244.2 million in cash used to originate and purchase loans, $79.5 million in cash used to repay Federal Home Loan Bank advances and $72.5 million in cash used to purchase securities classified as available for sale during the nine months ended September 30, 2009. These cash decreases were partially offset by $175.4 million in cash received from loan principal repayments, $111.0 million of proceeds from sales, principal repayments and maturities of securities, $77.6 million of proceeds from the sales of longer term (greater than 15 years) one- to four-family residential mortgage loans and $13.9 million in net additions to deposits.
Deposits increased $14.0 million, or 1.9%, to $753.8 million at September 30, 2009 from $739.8 million at December 31, 2008. Our core deposits (consisting of interest-bearing and non-interest-bearing demand accounts, money market accounts and savings accounts) increased $20.0 million, or 5.0%, to $417.4 million at September 30, 2009 from $397.4 million at December 31, 2008. The general increase in our deposits resulted primarily from an increase in our core deposits as management believes the recession has generally caused many consumers to invest in FDIC-insured deposits. Certificates of deposit decreased $6.0 million, or 1.8%, to $336.4 million at September 30, 2009 from $342.4 million at December 31, 2008.
Federal Home Loan Bank borrowings decreased $79.5 million, or 46.8%, to $90.4 million at September 30, 2009 from $169.9 million at December 31, 2008, as a result of our decision to deleverage our balance sheet. Securities sold under agreements to repurchase were unchanged at $58.0 million at September 30, 2009 and at December 31, 2008.
Equity capital increased $2.0 million, or 2.2%, to $91.3 million at September 30, 2009 from $89.3 million at December 31, 2008. The increase resulted primarily from net income of $557,000 during the nine months ended September 30, 2009 and an increase in accumulated other comprehensive income of $1.5 million due to a $3.7 million improvement in the unrealized gains in the investment portfolio, net of a $2.2 million reclassification to earnings due to the sale of investment securities.
Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008
General. Net income decreased $590,000, or 85.8%, to $98,000 for the three months ended September 30, 2009 from $688,000 for the prior year period. The decrease in net income for the three months ended September 30, 2009 reflected an increase in the provision for loan losses of $1.4 million and an increase in noninterest expense of $536,000, partially offset by increases in net interest income of $776,000, and noninterest income of $268,000, and a decrease in income tax expense of $327,000.
Interest Income. Interest income decreased $1.3 million, or 8.9%, to $13.3 million for the three months ended September 30, 2009 from $14.6 million for the three months ended September 30, 2008. The decrease resulted from a $45.8 million, or 4.6%, decrease in the average balance of interest-earning assets to $950.6 million for the three months ended September 30, 2009 from $996.4 million for the three months ended September 30, 2008. In addition, the average yield on interest-earning assets decreased by 24 basis points to 5.61% for the three months ended September 30, 2009 from 5.85% for the three months ended September 30, 2008. The decrease in our average yield on interest-earning assets during the three months ended September 30, 2009 as compared to the prior year period was due to the general decline in short-term market interest rates.
Interest income on loans decreased $352,000, or 3.0%, to $11.2 million for the three months ended September 30, 2009 from $11.6 million for the three months ended September 30, 2008. The decrease resulted primarily from a decrease in the average balance of loans of $27.7 million, or 3.7%, to $723.5 million for the three months ended September 30, 2009 from $751.2 million for the three months ended September 30, 2008. Partially offsetting the decrease in interest income on loans was an increase in the average yield on our loan portfolio of five basis points to 6.20% for the three months ended September 30, 2009 from 6.15% for the three months ended September 30, 2008. During this period, we continued to change the composition of our loan portfolio to include a higher percentage of loans secured by real estate and a lower percentage of consumer loans.

Interest income on investment securities decreased $890,000, or 29.7%, to $2.1 million for the three months ended September 30, 2009 from $3.0 million for the three months ended September 30, 2008. The decrease resulted primarily from a decrease in the average balance of our securities portfolio of $33.3 million, or 14.5%, to $196.9 million for the three months ended September 30, 2009 from $230.2 million for the three months ended September 30, 2008, due to increased sales of our securities, primarily mortgage-backed securities. The average yield on our securities portfolio (excluding nontaxable investment securities) decreased by 79 basis points to 4.29% for the three months ended September 30, 2009 from 5.08% for the three months ended September 30, 2008.
Interest Expense. Interest expense decreased by $2.0 million, or 30.3%, to $4.6 million for the three months ended September 30, 2009 from $6.6 million for the three months ended September 30, 2008. The decrease resulted primarily from a decline in interest expense on deposits of $1.2 million, and to a lesser extent, by a decrease in interest expense on borrowed funds of $821,000. The average rate we paid on deposits decreased 78 basis points to 1.74% for the three months ended September 30, 2009 from 2.52% for the three months ended September 30, 2008, as we were able to reprice our deposits as market interest rates declined. Partially offsetting the decrease in interest expense was an increase in the average balance of interest-bearing deposits of $25.0 million, or 3.7%, to $692.3 million for the three months ended September 30, 2009 from $667.3 million for the three months ended September 30, 2008. The increase in the average balance of our deposits was primarily due to an increase in the average balance of our core deposits (consisting of demand accounts, money market accounts and savings accounts). Management believes that the increase in our core deposits resulted from many consumers investing in FDIC-insured deposits during the current recession.
Interest expense on certificates of deposit decreased $824,000, or 25.8%, to $2.4 million for the three months ended September 30, 2009 from $3.2 million for the three months ended September 30, 2008. The average rate paid on certificates of deposit decreased 98 basis points to 2.87% for the three months ended September 30, 2009 from 3.85% for the three months ended September 30, 2008, reflecting lower market interest rates. The average balance of certificates of deposit increased slightly by $224,000, to $337.7 million for the three months ended September 30, 2009 from $337.5 million for the three months ended September 30, 2008. The interest expense on our core deposits decreased $372,000, or 39.1%, to $579,000 for the three months ended September 30, 2009 from $951,000 for the prior year period reflecting lower market interest rates.
Interest expense on borrowed funds decreased by $821,000, or 34.2%, to $1.6 million for the three months ended September 30, 2009 from $2.4 million for the prior year period primarily due to decreases in the average balances of Federal Home Loan Bank borrowings and securities sold under agreements to repurchase as we deleveraged the balance sheet.
Net Interest Income. Net interest income increased by $776,000, or 9.7%, to $8.8 million for the three months ended September 30, 2009 from $8.0 million for the prior year period, resulting from a 52 basis point improvement in our interest rate spread to 3.47% for the three months ended September 30, 2009 from 2.95% for the three months ended September 30, 2008. Our net interest margin increased 48 basis points to 3.68% for the three months ended September 30, 2009 from 3.20% for the three months ended September 30, 2008. The increase in our interest rate spread and net interest margin reflected the steepening yield curve as short-term market interest rates used to price our deposits declined significantly during late 2007 and 2008.

Provision for Loan Losses. We recorded a provision for loan losses of $1.9 million for the three months ended September 30, 2009 compared to a provision for loan losses of $500,000 for the three months ended September 30, 2008. The primary reasons for the increase in the provision for loan losses were an increase of $4.5 million in loans classified as substandard and an increase in net charge-offs of $1.8 million to $2.3 million for the three months ended September 30, 2009 from $481,000 for the three months ended September 30, 2008. Substandard loans increased to $23.8 million at September 30, 2009 from $19.3 million at September 30, 2008. Included in the September 30, 2009 substandard loan total were impaired loans totaling $9.1 million with a specific allowance for loan losses of $452,000, while no loans were considered to be impaired at September 30, 2008. Net charge-offs increased to 1.27% of average loans outstanding for the three months ended September 30, 2009 from 0.26% of average loans outstanding for the three months ended September 30, 2008. Average loans for the quarter ended September 30, 2009 decreased $27.7 million compared to the prior year period, due in part to the reclassification of four loans with balances totaling $8.8 million to other real estate owned during the three months ended September 30, 2009. Three of the loans reclassified to other real estate owned during the three months ended September 30, 2009 were considered to be impaired at June 30, 2009. One loan with a balance of $5.6 million at September 30, 2009, was not considered to be impaired since the loan was performing in accordance with its terms. The allowance for loan losses was $8.5 million, or 1.20%, of total loans receivable at September 30, 2009, compared to $7.6 million, or 1.04%, of total loans receivable at September 30, 2008.
At September 30, 2009, non-performing loans totaled $5.3 million, or 0.76% of total loans, compared to $7.6 million, or 1.03% of total loans, at September 30, 2008. The allowance for loan losses as a percentage of non-performing loans increased to 158.36% at September 30, 2009 from 100.53% at September 30, 2008. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2009 and 2008.
Noninterest Income. Noninterest income increased $268,000, or 6.4%, to $4.5 million for the three months ended September 30, 2009 from $4.2 million for the three months ended September 30, 2008. The increase was primarily attributable to an increase of $1.0 million in net gains on the sale of securities available for sale, consisting of mortgage-backed securities, offset in part by a decrease in service charges and other fees of $605,000 due to a decrease in insufficient funds and overdraft fees.
Noninterest Expense. Noninterest expense increased $536,000, or 5.1%, to $11.0 million for the three months ended September 30, 2009 from $10.5 million for the three months ended September 30, 2008. The increase was primarily attributable to a $817,000 increase in operations expense. The increase in operations expense for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to: (i) $415,000 of costs resulting from the Heartland Payment Systems security breach consisting of fees imposed on us by VISA to process merchant reimbursements for our customers, the cost of reissuing debit cards to our customers and the expense of the insurance deductible; and (ii) a $333,000 increase in the FDIC insurance assessment primarily due to an increase in the general assessment rate. In addition, operations expense was lower in the three months ended September 30, 2008 due to a $227,000 reimbursement received from our insurance carrier for costs related to the breach in our network security that occurred in early 2008.
Income Tax Expense. Income tax expense was $205,000 for the three months ended September 30, 2009 compared to $532,000 for the same period in 2008, reflecting the decrease in income before income tax expense during the three months ended September 30, 2009 as compared to the same period in 2008. Our effective tax rate, including provisions for the Texas state margin tax was 67.7% for the three months ended September 30, 2009 compared to 43.6% for the three months ended September 30, 2008.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008
General. Net income decreased $352,000, or 38.7%, to $557,000 for the nine months ended September 30, 2009 from $909,000 for the prior year period. The decrease in net income for the nine months ended September 30, 2009 reflected an increase in noninterest expense of $2.1 million and an increase in the provision for loan losses of $1.9 million, partially offset by increases in net interest income of $3.2 million, and in noninterest income of $373,000 and a decrease in income tax expense of $124,000.
Interest Income. Interest income decreased $2.4 million, or 5.5%, to $41.0 million for the nine months ended September 30, 2009 from $43.4 million for the nine months ended September 30, 2008. The decrease resulted from a $28.9 million, or 2.9%, decrease in the average balance of interest-earning assets to $971.9 million for the nine months ended September 30, 2009 from $1.0 billion for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we decreased the average balance of our securities portfolio. In addition, the average yield on interest-earning assets decreased by 16 basis points to 5.62% for the nine months ended September 30, 2009 from 5.78% for the nine months ended September 30, 2008. The decrease in our average yield on interest-earning assets during the nine months ended September 30, 2009 as compared to the prior year period was due to the general decline in short-term market interest rates.
Interest income on loans increased $303,000, or 0.9%, to $34.0 million for the nine months ended September 30, 2009 from $33.7 million for the nine months ended September 30, 2008. The increase resulted primarily from an increase in the average yield on our loan portfolio of nine basis points, to 6.22% for the nine months ended September 30, 2009 from 6.13% for the nine months ended September 30, 2008. Partially offsetting the increase in interest income on loans was a $4.3 million, or 0.6%, decrease in the average balance of loans to $728.6 million for the nine months ended September 30, 2009 from $732.9 million for the nine months ended September 30, 2008. During this period, we continued to change the composition of our loan portfolio to include a higher percentage of loans secured by real estate and a lower percentage of consumer loans.
Interest income on investment securities decreased $2.7 million, or 27.8%, to $7.0 million for the nine months ended September 30, 2009 from $9.7 million for the nine months ended September 30, 2008. The decrease resulted primarily from a $49.1 million, or 19.6%, decrease in the average balance of our securities portfolio to $201.6 million for the nine months ended September 30, 2009 from $250.7 million for the nine months ended September 30, 2008, due to increased sales of our securities, primarily mortgage-backed securities. The average yield on our securities portfolio (excluding nontaxable investment securities) decreased by 35 basis points to 4.59% for the nine months ended September 30, 2009 from 4.94% for the nine months ended September 30, 2008.
Interest Expense. Interest expense decreased by $5.6 million, or 26.3%, to $15.7 million for the nine months ended September 30, 2009 from $21.3 million for the nine months ended September 30, 2008. The decrease resulted primarily from a decrease in interest expense on deposits of $3.9 million and, to a lesser extent, by a $1.7 million decrease in interest expense on borrowed funds. The average rate we paid on deposits decreased 81 basis points to 1.96% for the nine months ended September 30, 2009 from 2.77% for the nine months ended September 30, 2008, as we were able to reprice our deposits as market interest rates declined. Partially offsetting the decrease in interest expense was a $14.5 million, or 2.2%, increase in the average balance of interest-bearing deposits to $688.5 million for the nine months ended September 30, 2009 from $674.0 million for the nine months ended September 30, 2008. The increase in the average balance of our deposits was primarily due to an increase in the average balance of our core deposits (consisting of demand accounts, money market accounts and savings accounts). Management believes that the increase in our core deposits resulted from many consumers investing in FDIC-insured deposits during the current recession.
Interest expense on certificates of deposit decreased $2.7 million, or 25.0%, to $8.1 million for the nine months ended September 30, 2009 from $10.8 million for the nine months ended September 30, 2008. The average rate paid on certificates of deposit decreased 106 basis points to 3.16% for the nine months ended September 30, 2009 from 4.22% for the nine months ended September 30, 2008, reflecting lower market interest rates. In addition, the average balance of certificates of deposit decreased $1.2 million to $342.1 million for the nine months ended September 30, 2009 from $343.3 million for the nine months ended September 30, 2008. Interest expense on our core deposits decreased $1.2 million, or 37.5%, to $2.0 million for the nine months ended September 30, 2009 from $3.2 million for the prior year period reflecting lower market interest rates.

Interest expense on borrowed funds decreased $1.7 million, or 23.3%, to $5.6 million for the nine months ended September 30, 2009 from $7.3 million for the prior year period as Federal Home Loan Bank borrowings and securities sold under agreements to repurchase were reduced as we deleveraged the balance sheet.
Net Interest Income. Net interest income increased by $3.2 million, or 14.5%, to $25.3 million for the nine months ended September 30, 2009 from $22.1 million for the prior year period. The improvement in net interest income resulted from a 57 basis point improvement in our interest rate spread to 3.23% for the nine months ended September 30, 2009 from 2.66% for the nine months ended September 30, 2008. Our net interest margin increased 52 basis points to 3.46% for the nine months ended September 30, 2009 from 2.94% for the nine months ended September 30, 2008. The increase in our interest rate spread and net interest margin reflected the steepening yield curve as short-term market interest rates used to price our deposits declined significantly during late 2007 and 2008.
Provision for Loan Losses. We recorded a provision for loan losses of $4.3 million for the nine months ended September 30, 2009 compared to a provision for loan losses of $2.4 million for the nine months ended September 30, 2008. The primary reasons for the increase in the provision for loan losses were a $4.5 million increase in loans classified as substandard and a $2.0 million increase in net charge-offs to $4.1 million for the nine months ended September 30, 2009 from $2.1 million for the nine months ended September 30, 2008. Substandard loans increased to $23.8 million at September 30, 2009 from $19.3 million at September 30, 2008. Included in the September 30, 2009 substandard loan total were impaired loans totaling $9.1 million, with a specific allowance for loan losses of $452,000, while no loans were considered to be impaired at September 30, 2008. In addition, five loans with balances totaling $8.9 million were reclassified to other real estate owned during the nine months ended September 30, 2009. Net charge-offs increased to 0.76% of average loans outstanding for the nine months ended September 30, 2009 from 0.39% for the nine months ended September 30, 2008. The allowance for loan losses was $8.5 million, or 1.20% of total loans receivable, at September 30, 2009, compared to $7.6 million, or 1.04% of total loans receivable, at September 30, 2008.
At September 30, 2009, non-performing loans totaled $5.3 million, or 0.76% of total loans, as compared to $7.6 million, or 1.03% of total loans, at September 30, 2008. The allowance for loan losses as a percentage of non-performing loans increased to 158.36% at September 30, 2009 from 100.53% at September 30, 2008. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2009 and 2008.
Noninterest Income. Noninterest income increased $373,000, or 3.0%, to $12.9 million for the nine months ended September 30, 2009 from $12.5 million for the nine months ended September 30, 2008. The increase was primarily attributable to a $2.1 million increase in net gains on the sale of securities available for sale, consisting of mortgage-backed securities, and a $731,000 increase in net gains on the sale of one- to four-family residential mortgage loans. These gains were offset in part by a decrease in service charges and other fees of $1.6 million due to a significant decrease in insufficient funds and overdraft fees, and a decline in other noninterest income due primarily to a $416,000 one-time payment from VISA in the 2008 period. The one-time payment was related to VISA’s redemption of a portion of its Class B shares outstanding in connection with its initial public offering that occurred in March 2008.

Noninterest Expense. Noninterest expense increased $2.0 million, or 6.6%, to $32.5 million for the nine months ended September 30, 2009 from $30.5 million for the nine months ended September 30, 2008. The increase was primarily attributable to a $2.1 million increase in salaries and benefits expense and a $1.3 million increase in operations expense, partially offset by a $1.0 million decrease in professional and outside services expense. The increase in salaries and benefits was due primarily to the $1.3 million reversal in 2008 of a salary continuation plan liability for our former Chief Executive Officer which was recorded in 2006 and extinguished in 2008. The increase in operations expense for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to a $1.1 million increase in the FDIC insurance assessment due to a $478,000 special assessment and an increase in the general assessment rate, a $450,000 increase in software and equipment maintenance expense related to expenditures incurred to enhance our network security, and $415,000 of costs resulting from the Heartland Payment Systems security breach. The Heartland Payment Systems expenses consisted of fees imposed on us by VISA to process merchant reimbursements for our customers, the cost of reissuing debit cards to our customers and the expense of the insurance deductible. These increases were partially offset by higher expenses in the nine months ended September 30, 2008 due to $784,000 in costs related to the breach in our network security that occurred in early 2008, net of a $227,000 reimbursement received from our insurance carrier. Professional and outside services expense decreased for the nine months ended September 30, 2009 compared to the prior year period due primarily to $537,000 of previously capitalized initial public offering expenses relating to our terminated initial public offering in late 2007 which were charged to earnings during the nine months ended September 30, 2008.
Income Tax Expense. Income tax expense was $694,000 for the nine months ended September 30, 2009 compared to $818,000 for the same period in 2008, reflecting the decrease in income before income tax expense during the nine months ended September 30, 2009 compared to the same period in 2008. Our effective tax rate, including provisions for the Texas state margin tax was 55.5% for the nine months ended September 30, 2009 compared to 47.4% for the nine months ended September 30, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes to the Company’s interest rate risk position as of June 30, 2009 disclosed in OmniAmerican Bancorp Inc.’s Prospectus dated November 12, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 20, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Not applicable.
ITEM 4T. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiary are subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors disclosed in OmniAmerican Bancorp Inc.’s Prospectus dated November 12, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 20, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIAMERICAN BANCORP, INC. (Registrant)
Date: December 23, 2009	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: December 23, 2009	/s/ Deborah B. Wilkinson
Deborah B. Wilkinson
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Tim Carter, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32
Certification of Tim Carter, President and Chief Executive Officer, and Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.