Form 10-K
period 2009-12-31
OmniAmerican Bancorp, Inc.
filed 2010-03-24
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34605
OMNIAMERICAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-0983595

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1320 S. University Drive, Fort Worth, Texas	76107

(Address of Principal Executive Offices)	(Zip Code)
(817) 367-4640
(Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 24, 2010, there were issued and outstanding 11,902,500 shares of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009 was $0.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant	Part III

OmniAmerican Bancorp, Inc.
Annual Report on Form 10-K
For The Year Ended
December 31, 2009
EXPLANATORY NOTE
OmniAmerican Bancorp, Inc., a Maryland corporation (the “Registrant” or the “Company”), was formed to serve as the stock holding company for OmniAmerican Bank as part of its conversion from the mutual to the stock form of ownership. As of December 31, 2009, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of OmniAmerican Bank is included in this Annual Report.

PART I
ITEM 1. Business
Forward Looking Statements
This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:
•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the asset quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.
These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and unless required under the federal securities laws, we do not undertake any obligation to update any forward-looking statements after the date of this annual report.
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
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
OmniAmerican Bancorp, Inc.
OmniAmerican Bancorp, Inc. is the Maryland corporation that owns all of the outstanding shares of common stock of OmniAmerican Bank following the January 20, 2010 completion of the mutual-to-stock conversion of OmniAmerican Bank and initial public stock offering of OmniAmerican Bancorp, Inc. OmniAmerican Bancorp, Inc. sold 11,902,500 shares raising $119.0 million in gross proceeds. Net proceeds of the offering were approximately $115.5 million. OmniAmerican Bancorp, Inc. contributed $86.6 million of the net proceeds to OmniAmerican Bank.
Our executive offices are located at 1320 South University Drive, Suite 900, Fort Worth, Texas 76107. Our telephone number at this address is (817) 367-4640.
OmniAmerican Bank
We are a federally chartered savings bank headquartered in Fort Worth, Texas. OmniAmerican Bank was originally chartered in 1956 as a federal credit union serving the active and retired military personnel of Carswell Air Force Base. We completed the conversion from a Texas credit union charter to a federal mutual savings bank charter as of January 1, 2006. The objective of the charter conversion was to convert to a banking charter in order to carry out our business strategy of broadening our banking services into residential real estate and commercial lending and selling loans and servicing loans for others, which has allowed us to better serve the needs of our customers and the local community. Because the mutual to stock conversion was not completed at December 31, 2009, all of the business and financial information in this report is for OmniAmerican Bank. At December 31, 2009, we had consolidated assets of $1.13 billion, loans of $698.1 million, deposits of $910.0 million and equity capital of $91.2 million.
Our principal business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans (automobile loans referred to us by automobile dealerships), and to a lesser extent, commercial real estate, real estate construction, commercial business loans and direct automobile loans. Since we completed our conversion from a credit union to a savings bank, we have increased our residential real estate, real estate construction, commercial real estate and commercial business lending while deemphasizing our consumer lending activities. Loans are originated from our main office in Fort Worth, Texas, and from our branch network in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. We retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential mortgage loans with terms of 15 years or less. We currently sell most of the long-term, fixed-rate one- to four-family residential mortgage loans (terms greater than 15 years) that we originate either to Fannie Mae on a servicing-retained basis or into the secondary mortgage market on a servicing-released basis, in order to generate fee income and for interest rate risk management purposes.
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities, and to a lesser extent, government sponsored collateralized mortgage obligations, municipal obligations, agency bonds and equity securities. We have in the past invested in trust preferred securities issued by third parties and private-label collateralized mortgage obligations, but this is not an integral part of our investment portfolio. At December 31, 2009, our investment securities portfolio had an amortized cost of $207.3 million.

We attract retail deposits from the general public in the areas surrounding our main office and our branch offices. We offer a variety of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, savings accounts, money market accounts and certificates of deposit.
We recently started offering wealth management services to individuals in our market area. Our wealth management group offers a variety of products including deposit products such as money market and high yield checking accounts with preferred rates, customized lending, and financial planning services. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage agreement. We anticipate increasing our assets under management as part of the growth of our wealth management group, which in turn should contribute to our net income. At December 31, 2009, our wealth management group had $16.3 million in loans and $25.3 million in deposits under management.
Our revenues are derived primarily from interest on loans, mortgage-backed securities and other investment securities. We also generate revenues from fees and service charges. Our primary sources of funds are deposits, principal and interest payments on securities and loans, and borrowings.
Our website address is www.omniamerican.com. Information on our website is not incorporated into this annual report and should not be considered a part of this annual report.
Market Area
Our primary market area includes consumers and businesses in the Dallas-Fort Worth Metroplex. The total area of the Dallas-Fort Worth Metroplex is 9,103 square miles. Among nationwide metropolitan areas, the Dallas-Fort Worth Metroplex ranked fourth in population with 6.4 million residents and sixth in gross metropolitan product. The Dallas-Fort Worth Metroplex produces approximately 32% of the Texas gross state product.
The population of the Dallas-Fort Worth Metroplex is projected to grow by 11.9% over the five-year period from 2009 to 2014, increasing to 7.2 million. The population expansion in the Dallas-Fort Worth Metroplex exceeded the national and state increases from 2000 to 2009, and is expected to continue this trend. The Dallas-Fort Worth Metroplex had a high level of employment in the professional and business services, financial activities, and information sectors. Professional and business services was the largest employment sector in the Dallas-Fort Worth Metroplex and accounted for 14.4% of total nonfarm employment, compared to 12.7% and 12.2% in the United States and Texas, respectively. Financial services accounted for 7.8% of employment in the Dallas-Fort Worth Metroplex compared to 6.1% and 5.9% in the United States and Texas, respectively.
Like the national economy, the Texas economy has struggled to recover, but the Texas economy has fared better than the U.S. economy as a whole. The state’s economy lost 275,900 jobs from December 2008 to December 2009, an annual job loss of 2.6%. Over the same period, the U.S. economy lost more than 4.2 million jobs or 3.1%. The state’s seasonally adjusted unemployment rate rose from 5.6% in December 2008 to 8.3% in December 2009, while the corresponding U.S. rate increased from 7.4% to 10.0% during the same period. The Dallas-Fort Worth Metroplex unemployment rate rose from 5.9% in December 2008 to 8.0% in December 2009. The state’s unemployment rate remained nearly two percentage points below the national unemployment rate and has trailed the national rate for the past 36 consecutive months. In addition, Texas has endured the national real estate downturn without significantly lowered housing values due to low interest rates and low taxes, lower unemployment, higher rates of job creation, a growing population, and the continued affordability of Texas housing. The Dallas-Fort Worth Metroplex ranked among the top twenty metropolitan areas that have been the least affected by falling home prices.

Decreases in energy prices, particularly natural gas prices, have had an adverse effect on the Texas economy as a whole and resulted in the Texas state government generating less tax revenue from the sale of natural gas. This is expected to result in greater stress on the state economy which may in turn adversely affect our market area.
Competition
We face intense competition in our market area both in making loans and attracting deposits. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and investment banking firms. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.
Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. As of June 30, 2009, we ranked 24th in FDIC-insured deposit market share (out of 187 bank and thrift institutions with offices in the Dallas-Fort Worth-Arlington, Texas, MSA) with a 0.46% market share. Such data does not reflect deposits held by credit unions.
Lending Activities
Our principal lending activity is the origination of mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans, and to a lesser extent, commercial real estate, real estate construction, commercial business loans and direct automobile loans. The following table provides a historical breakdown of our loan portfolio at the end of each of our last five fiscal years.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$257,265	36.35%	$245,554	33.96%	$210,475	29.60%	$164,585	22.52%	$145,842	18.31%
Home equity(2)	28,526	4.03	27,180	3.76	21,183	2.98	19,241	2.63	22,669	2.85
Commercial real estate	100,985	14.27	89,023	12.31	81,953	11.53	74,216	10.16	54,076	6.79
Real estate construction	36,843	5.20	45,840	6.34	43,003	6.05	28,840	3.95	10,576	1.33
Consumer loans:
Automobile, indirect	176,775	24.98	209,371	28.95	258,782	36.39	359,428	49.19	472,583	59.34
Automobile, direct	28,722	4.06	34,824	4.82	37,687	5.30	45,252	6.19	50,492	6.34
Unsecured	14,323	2.02	14,505	2.00	15,991	2.25	17,381	2.38	17,485	2.20
Other	5,001	0.71	5,832	0.81	7,048	0.99	10,169	1.39	13,675	1.72
Commercial business loans	59,325	8.38	50,975	7.05	34,884	4.91	11,616	1.59	8,953	1.12

Total loans	707,765	100.00%	723,104	100.00%	711,006	100.00%	730,728	100.00%	796,351	100.00%

Other items:
Unearned fees and discounts, net	(1,310)		940		3,479		5,168		7,593
Allowance for loan losses	(8,328)		(8,270)		(7,386)		(7,049)		(4,792)

Total loans, net	$698,127		$715,774		$707,099		$728,847		$799,152

(1)	Excludes loans held for sale of $241,000, $160,000, $253,000, $919,000 and $0 at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(2)	Included in home equity loans are home equity lines of credit totaling $1.1 million, $1.9 million, $993,000, $970,000 and $1.1 million at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real
	Estate		Home Equity		Commercial Real Estate		Real Estate Construction		Automobile, Indirect
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2010	$3,582	5.59%	$1,176	3.81%	$20,293	4.86%	$9,538	5.98%	$6,808	6.04%
2011	79	6.67	170	7.32	14,276	6.32	12,499	5.94	19,628	6.87
2012	246	6.72	440	7.12	7,627	6.21	9,165	5.71	26,005	7.19
2013 to 2014	2,632	5.97	1,913	6.46	15,316	5.63	—	—	83,361	7.11
2015 to 2019	31,479	5.18	6,347	6.70	15,168	5.80	4,386	6.37	40,973	7.51
2020 to 2024	35,315	5.49	8,994	7.40	12,550	6.41	483	6.18	—	—
2025 and beyond	183,932	6.33	9,486	7.18	15,755	6.37	772	6.00	—	—

Total	$257,265	6.06%	$28,526	6.96%	$100,985	5.85%	$36,843	5.95%	$176,775	7.15%

	Automobile, Direct		Unsecured Consumer		Other Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2010	$1,550	6.96%	$8,188	6.66%	$3,169	3.93%	$12,176	6.39%	$66,480	5.67%
2011	3,044	7.31	1,537	11.24	386	7.86	2,534	5.89	54,153	6.62
2012	6,344	6.60	1,750	13.07	340	8.55	10,899	3.88	62,816	6.39
2013 to 2014	15,895	6.08	2,838	13.61	576	8.90	18,952	3.51	141,483	6.46
2015 to 2019	1,889	6.36	10	12.99	491	8.86	13,436	6.96	114,179	6.47
2020 to 2024	—	—	—	—	39	11.60	1,328	6.90	58,709	6.02
2025 and beyond	—	—	—	—	—	—	—	—	209,945	6.37

Total	$28,722	6.39%	$14,323	9.32%	$5,001	5.66%	$59,325	5.13%	$707,765	6.33%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010. For purposes of the table, adjustable-rate loans include adjustable-rate mortgages with initial fixed-rate periods of three to seven years.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family	$212,115	$41,568	$253,683
Home equity	23,161	4,189	27,350
Commercial real estate	38,795	41,897	80,692
Real estate construction	3,541	23,764	27,305
Consumer loans:
Automobile, indirect	169,967	—	169,967
Automobile, direct	27,172	—	27,172
Unsecured	6,135	—	6,135
Other	1,818	14	1,832
Commercial business loans	14,380	32,769	47,149

Total loans	$497,084	$144,201	$641,285

One- to Four-Family Residential Mortgage Loans. At December 31, 2009, $257.3 million, or 36.4% of our total loan portfolio consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae underwriting standards (conforming loans) and non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. Our loans have fixed-rates and adjustable-rates, with maturities of up to 30 years, and maximum loan amounts generally of up to $1.0 million. As of December 31, 2009, less than 1% of our one- to four-family residential mortgage loans had balances over $1.0 million. At December 31, 2009, fixed-rate one- to four-family residential mortgage loans totaled $215.5 million and adjustable-rate one- to four-family residential mortgage loans totaled $41.7 million.
We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that provide an initial fixed interest rate for three, five or seven years and that amortize over a period up to 30 years. We do not offer discounted or teaser rates on our adjustable-rate mortgage loans.
Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Fannie Mae guidelines. We originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum general conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which is currently $417,000 for single-family homes. At December 31, 2009, 4.2% of our one- to four-family residential mortgage loans had principal balances in excess of $417,000. At that date, our average one- to four-family residential mortgage loan had a principal balance of $124,803. In the current low interest rate environment, most borrowers have preferred fixed-rate loans to our adjustable-rate loan products. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We only originate fixed-rate jumbo loans with terms of up to 30 years and adjustable-rate jumbo loans with an initial fixed-rate period of three, five or seven years and which adjust annually. At December 31, 2009, our largest one- to four-family residential mortgage loan had an outstanding balance of $3.4 million, was secured by a single-family residence, and was identified as impaired. The loan was restructured in October 2009 to reduce the interest rate. As of December 31, 2009, we had a specific valuation allowance of $131,000 for this loan.
We will originate loans with loan-to-value ratios in excess of 80%, provided that, with limited exceptions, the borrower obtains private mortgage insurance. We generally will not originate loans with a loan-to-value ratio in excess of 95%. As of December 31, 2009, $34.2 million, or 13.3%, of our residential loan portfolio had loan-to-value ratios in excess of 80%.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. We retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of 15 years or less. We currently sell most of our long-term, fixed-rate one- to four-family residential mortgage loans (terms greater than 15 years) that we originate into the secondary mortgage market to government sponsored entities, such as Fannie Mae, or other purchasers. Such loans are sold without recourse. We generally retain the servicing rights on all loans sold to Fannie Mae in order to generate fee income and reinforce our commitment to our customers. For the year ended December 31, 2009, we received servicing fees of $247,000. As of December 31, 2009, the principal balance of loans serviced for others totaled $104.9 million.
We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from three to seven years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. Generally the initial change in interest rates on our adjustable-rate mortgage loans cannot exceed two percentage points, subsequent interest rate changes cannot exceed two percentage points and total interest rate changes cannot exceed six percentage points over the life of the loan.
Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans, primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default and higher rates of delinquency. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Since changes in the interest rates on adjustable-rate mortgages may be limited by an initial fixed-rate period or by the contractual limits on periodic interest rate adjustments, adjustable-rate loans may not adjust as quickly to increases in interest rates as our interest-bearing liabilities.
A portion of our one- to four-family residential mortgage loan portfolio has higher risk characteristics. We have internally originated and purchased the loans in this portfolio. This portfolio consists of subprime loans (those loans made to borrowers with credit scores of 660 or less and some additional credit weakness), stated income loans (the reasonableness of which was verified through sources other than the borrower) and interest-only loans (loans typically provide for the payment of interest only for a fixed period of time, thereafter the loan payments adjust to include both principal and interest for the remaining term). At December 31, 2009, the outstanding balance of our subprime loans totaled $20.3 million, or 7.9% of our one- to four-family residential mortgage loans and 2.9% of our total loans. At December 31, 2009, the outstanding balance of our one- to four- family residential mortgage loans also included $14.4 million of stated income loans and $9.7 million in interest-only loans (of which $4.4 million were also stated income loans). At December 31, 2009, we had two subprime one- to four-family residential mortgage loans with balances totaling $223,000 that were over 60 days past due. There was one stated income loan that was also an interest-only loan with a balance of $297,000 more than 60 days past due at December 31, 2009. For the year ended December 31, 2009, we had one subprime loan with a balance of $372,000 that was foreclosed. In addition, three of the loans in the subprime portfolio with balances totaling $851,000 had been restructured or modified as of December 31, 2009.

In 2008, we began purchasing one- to four-family residential mortgage loans, which included subprime, stated income and interest-only loans, at a discount to the original principal balance of the mortgage loan. As of December 31, 2009, the total outstanding balance of all purchased one- to four-family residential mortgage loans was $30.3 million, or 11.8% of our one- to four-family residential mortgage loans and 4.3% of our total loans, while the carrying value of such loans, net of purchase discounts, was $25.5 million. Our purchased one- to four-family residential mortgage loans included $6.9 million of subprime loans as of December 31, 2009. In addition, these purchased one- to four-family residential mortgage loans included $13.4 million of stated income loans and $5.9 million of interest-only loans (of which $4.4 million were also stated income loans). At December 31, 2009, the purchased subprime, stated income and interest-only loans represented 2.7%, 5.2% and 2.3%, respectively, of our total one- to four-family residential mortgage loans. We intend to continue to purchase subprime, stated income and interest-only loans as market conditions permit, and we are able to obtain the loans at a sufficient discount to the loan balance to compensate us for the added risk associated with such loans.
At December 31, 2009, our internally originated one- to four-family residential loans included $13.4 million of subprime loans, $3.7 million of interest-only loans and $984,000 of stated income loans. These loans represent 5.2%, 1.4%, and 0.4%, respectively, of our total one- to four-family residential mortgage loans. We intend to continue to originate these types of loans in the future as market conditions permit.
We do not offer or purchase loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.
We require title insurance on all of our one- to four-family residential mortgage loans that exceed $100,000, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We do not conduct environmental testing on residential mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.
During the year ended December 31, 2009, we had a total of four foreclosures in our one- to four-family residential mortgage loan portfolio totaling $2.8 million.
Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 30 years. Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties may be underwritten with loan-to-value ratios of 80% of the market value of the single-family residence inclusive of all other debt, and the credit limit cannot exceed 50% of the market value when combined with the principal balance of the existing mortgage loan. Home equity lines of credit are generally originated with adjustable-rates of interest. The maximum maturity period is 20 years with a five-year period to draw funds. At the time we close a home equity loan or line of credit, we record a deed of trust to perfect our security interest in the underlying collateral. At December 31, 2009, the outstanding balance of home equity loans totaled $27.5 million, or 3.9% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $1.1 million, or 0.1% of our total loan portfolio.
Home equity loans secured by second mortgages have greater risk than residential mortgage loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans.

Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by office buildings, hotels, strip mall centers, apartment buildings, condominiums, developed lots and raw land. Loans secured by commercial real estate totaled $101.0 million, or 14.3% of our total loan portfolio, at December 31, 2009, and consisted of 178 loans outstanding with an average loan balance of approximately $567,000 for the year ended December 31, 2009. Substantially all of the commercial real estate loans that we originate are secured by properties located in Texas.
Our commercial real estate loans are generally written up to terms of five years with adjustable interest rates. The rates are generally tied to the prime rate as reported in The Wall Street Journal and generally have a specified floor. Many of our adjustable-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We also originate 15- to 20-year fixed rate, fully amortizing commercial real estate loans. A portion of our commercial real estate loans are loans that we have provided permanent financing for borrowers following the completion of the real estate construction for which we previously provided construction financing.
In underwriting commercial real estate loans, we generally lend up to 85% of the property’s appraised value and up to 65% of the property’s appraised value if the property is unimproved land. We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.
Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. At December 31, 2009, our largest commercial real estate loan had an outstanding balance of $6.3 million, was secured by residential lots, and was performing in accordance with its terms as of that date.
Real Estate Construction Loans. We originate real estate construction loans for the construction of single-family residences, condominiums, office buildings, hotels and retail strip centers. Construction loans are offered to individuals for the construction of their personal residences (owner-occupied) and to qualified developers. At December 31, 2009, real estate construction loans totaled $36.8 million, or 5.2% of total loans. At December 31, 2009, the commitment to advance additional amounts on these real estate construction loans totaled $4.1 million.
We grant construction loans to area builders. In the case of residential subdivisions, these loans finance the cost of completing homes. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to the lower of 100% of actual construction costs or 85% of the completed appraised value. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction.

Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the term of the construction loan. We typically make construction loans only to developers with who we have an existing relationship or who are known to us.
Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. At December 31, 2009, our largest real estate construction loan had an outstanding balance of $10.8 million, was secured by condominiums, and was performing in accordance with its terms as of that date.
Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by savings deposits. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market areas. Most of our consumer loans are secured by automobiles. At December 31, 2009, our consumer loan portfolio totaled $224.8 million, or 31.8% of our total loan portfolio. We originate automobile loans on a direct and indirect basis. Automobile loans totaled $205.5 million at December 31, 2009, or 29.0% of our total loan portfolio, with $176.8 million in indirect loans and $28.7 million in direct loans.
We acquire our indirect automobile loans from approximately 172 dealers located primarily in our market area under an arrangement providing for a premium for any amount over the interest rate to be paid to the referring dealer. Approximately 62.0% of the aggregate principal balance of our automobile loan portfolio as of December 31, 2009 was for new vehicles and the remainder was for used vehicles. The weighted average original term to maturity of our automobile loan portfolio at December 31, 2009 was five years and six months. The average outstanding balance of our automobile loans for the year ended December 31, 2009 was $12,687 and the average credit score was 741. More than 97.8% of the aggregate principal balance of our automobile loan portfolio as of December 31, 2009 consisted of loans to borrowers with mailing addresses in the State of Texas. We have been in the business of providing indirect financing of vehicles since 1992.
Each dealer that originates automobile loans makes representations and warranties with respect to our security interests in the related financed vehicles in a separate dealer agreement with us. These representations and warranties do not relate to the creditworthiness of the borrowers or the collectability of the loan. The dealers are also responsible for ensuring that our security interest in the financed vehicles is perfected.

Each automobile loan requires the borrower to keep the financed vehicle fully insured against loss or damage by fire, theft and collision. The dealer agreements require the dealers to represent that adequate physical damage insurance (collision and comprehensive) was in effect at the time the related loan was originated and financed by us. In addition, we have the right to force place insurance coverage (supplemental insurance taken out by OmniAmerican Bank) in the event the required physical damage insurance on an automobile is not maintained by the borrower. Nevertheless, there can be no assurance that each financed vehicle will continue to be covered by physical damage insurance provided by the borrower during the entire term during which the related loan is outstanding.
Each dealer submits credit applications directly to us, and the borrower’s creditworthiness is the most important criterion we use in determining whether to purchase an automobile loan from a dealer. Each credit application requires that the borrower provide current information regarding the borrower’s employment history, debts, and other factors that bear on creditworthiness. We generally apply uniform underwriting standards when originating the automobile loan. We also typically obtain a credit report from a major credit reporting agency summarizing the borrower’s credit history and paying habits, including such items as open accounts, delinquent payments, bankruptcies, repossessions, lawsuits and judgments.
The borrower’s credit score is the principal factor used in determining the interest rate on the loan. Our underwriting procedure evaluates information relating to the borrower and supplied by the borrower on the credit application combined with information provided by credit reporting agencies and the amount to be financed relative to the value of the related financed vehicle. Additionally, our underwriters may also verify a borrower’s employment income and/or residency or where appropriate, verify a borrower’s payment history directly with the borrower’s creditors. Based on these procedures, a credit decision is considered and approved either automatically or by our personnel at various levels of authority. We generally follow the same underwriting guidelines in originating direct automobile loans.
Our primary consideration when originating an automobile loan is the borrower’s ability to repay the loan and the value of the underlying collateral. We generally finance up to the full sales price of the vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts and premiums for physical damage, credit life and disability insurance obtained in connection with the vehicle or the financing (amounts in addition to the sales price are collectively referred to as the “Additional Vehicle Costs”). In addition, we may finance the negative equity related to the vehicle traded in by the borrower in connection with the financing. Accordingly, the amount we finance may exceed, depending on the borrower’s credit score, in the case of new vehicles, the dealer’s invoice price of the financed vehicle and the Additional Vehicle Costs, or in the case of a used vehicle, the vehicle’s value and the Additional Vehicle Costs. The maximum amount borrowed generally may not exceed 125% of the full sales price of the financed vehicle that is new, or the vehicle’s “wholesale” value in the case of a used vehicle, including Additional Vehicle Costs. The vehicle’s value is determined by using one of the standard reference sources for dealers of used cars. We regularly review the quality of the loans we purchase from the dealers and periodically conduct quality control audits to ensure compliance with our established policies and procedures.
At December 31, 2009, our automobile loans to borrowers with credit scores of 660 or less totaled $13.3 million or 6.6% of our total automobile loan portfolio. We typically will not originate these types of loans with loan-to-value ratios greater than 110%. We also consider the applicant’s employment history and we may charge a higher interest rate.
Our secured consumer loans totaled $5.0 million, or 0.7%, of our total loan portfolio at December 31, 2009, and consisted principally of deposit secured loans. We also originate unsecured consumer loans. At December 31, 2009, our unsecured consumer loans totaled $14.3 million, or 2.0% of our total loan portfolio. These loans have either a fixed rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime rate of interest as reported in The Wall Street Journal. At December 31, 2009, unfunded commitments on our unsecured lines of credit totaled $7.8 million, and the average outstanding balance on our lines was approximately $4,897 for the year ended December 31, 2009.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Consumer and other loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, our consumer loan portfolio contains a substantial number of indirect automobile loans where we assume the risk that the automobile dealership underwriting the loans complies with federal, state and local consumer protection laws.
Commercial Business Loans. We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes. The terms of these loans generally range from one year to a maximum of 10 years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate as reported in The Wall Street Journal and generally with specified floors. At December 31, 2009, we had 236 commercial business loans outstanding with an aggregate balance of $59.3 million, or 8.4% of our total loans. For the year ended December 31, 2009, the average commercial business loan balance was approximately $251,000. At December 31, 2009, we had $1.4 million in unsecured commercial business loans.
We have in the past purchased participation interests in shared national credits, which are adjustable-rate loans generally tied to the London InterBank Offered Rate (LIBOR) where a larger financial institution serves as the lead lender, and credit is extended to a large business secured by business assets or equipment. Historically, the minimum participation amount has been $5.0 million. At December 31, 2009, we had $16.6 million in shared national credit loans with our largest single participation loan of $5.0 million. We are no longer purchasing shared national credit loans. In the future, we intend to focus our commercial business lending on small-to-medium size businesses in our local market area.
Commercial credit decisions are based upon our credit assessment of the borrower and the underlying business. We determine the borrower’s ability to repay in accordance with the proposed terms of the loan and we assess the risks involved. An evaluation is made of the borrower to determine character and capacity to manage the borrower’s business. Personal guarantees of the principals of a borrower are usually obtained. In addition to evaluating the borrower’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the guarantor’s credit history supplement our analysis of the borrower’s creditworthiness. We may also check with other banks and conduct trade investigations. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential mortgage loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with an appropriate deposit relationship. At December 31, 2009, our largest internally originated commercial business loan had an outstanding balance of $6.0 million, was secured by notes receivable and was performing in accordance with its terms as of that date.

Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans that we originate are underwritten pursuant to our policies and procedures. In addition, our one- to four-family residential mortgage loans generally incorporate Fannie Mae underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our commercial real estate and commercial business loans are generated by referrals from professional contacts. Most of our originations of one- to four-family residential mortgage loans, consumer loans and home equity loans are generated by existing customers, referrals from real estate brokers and automobile dealers participating in our indirect automobile loan program, residential home builders, walk-in business and from our internet website.
We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs and other factors. We sold $79.5 million of residential mortgage loans (all fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2009, and $71.7 million of such loans were sold during the year ended December 31, 2008. We had $241,000 in loans held for sale at December 31, 2009.
At December 31, 2009, we were servicing residential mortgage loans for Fannie Mae with a principal balance of $104.9 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremediated defaults, making certain insurance and tax payments on behalf of borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.
We purchased $21.5 million and $78.0 million in loans during the years ended December 31, 2009 and 2008, respectively. Our primary purchase activity in 2008 was participation interests in shared national credit loans described above under “—Commercial Business Loans.” We also purchased one- to four-family residential loans in 2009 and 2008 to supplement our own loan origination activity.

The following table shows our loan origination, sale and repayment activities for the periods indicated.

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Originations by type:

Adjustable-rate:
Real estate loans:
One- to four-family	$8,881	$18,761	$9,212
Home equity	2,038	2,207	—
Commercial real estate	3,246	9,584	19,215
Real estate construction	6,285	16,819	43,967
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Unsecured	611	610	457
Other	2,880	1,919	2,027
Commercial business loans	19,581	6,148	336

Total adjustable-rate	43,522	56,048	75,214

Fixed-rate:
Real estate loans:
One- to four-family	137,873	108,441	69,767
Home equity	4,534	8,422	6,856
Commercial real estate	7,628	8,362	12,791
Real estate construction	1,207	415	7,310
Consumer loans:
Automobile, indirect	62,285	79,029	70,171
Automobile, direct	10,283	16,223	14,067
Unsecured	3,574	3,427	5,348
Other	529	523	—
Commercial business loans	11,481	8,042	3,948

Total fixed-rate	239,394	232,884	190,258

Total loans originated	$282,916	$288,932	$265,472

Purchases:
Real estate loans:
One- to four-family	$14,722	$33,372	$—
Home equity	—	—	—
Commercial real estate	4,794	4,200	6,750
Real estate construction	—	2,000	—
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Unsecured	—	—	—
Other	—	—	—
Commercial business loans	1,944	38,472	30,970

Total loans purchased	$21,460	$78,044	$37,720

Sales and repayments:
Real estate loans:
One- to four-family	$79,456	$71,659	$11,436
Home equity	—	—	—
Commercial real estate	—	—	—
Real estate construction	—	—	2,000
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Unsecured and other	—	—	—
Commercial business loans	4,517	—	—

Total loans sold	$83,973	$71,659	$13,436

Principal repayments	$235,742	$283,219	$309,478

Total reductions	$319,715	$354,878	$322,914

Increase (decrease) in other items, net	$(2,308)	$(3,423)	$(2,026)

Net increase (decrease)	$(17,647)	$8,675	$(21,748)

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We will also evaluate a guarantor when a guarantee is provided as part of the loan.
OmniAmerican Bank’s policies and loan approval limits are established by our board of directors. Our junior lending officers may approve secured commercial loans up to $50,000 and unsecured commercial loans up to $10,000. Similarly, such officers may approve secured consumer loans up to $50,000 and unsecured consumer loans up to $5,000. Our lending officers at the vice president level may approve secured commercial loans up to $100,000 and unsecured commercial loans up to $25,000. Similarly, such officers may approve secured consumer loans up to $50,000 and unsecured consumer loans up to $5,000. Aggregate lending relationships in amounts up to $1.0 million for residential mortgage loans and in amounts up to $1.0 million for commercial real estate loans may be approved by the Chief Lending Officer or the Chief Credit Officer. Our President and Chief Executive Officer has authority to approve aggregate lending relationships in amounts up to $2.0 million for residential mortgage loans and in amounts up to $2.5 million for commercial real estate loans. All loans in excess of $1.0 million must be approved or ratified by a majority of the Loan Committee, consisting of our Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Chief Operating Officer and Chief Credit Officer. All approved loans in excess of $1.0 million are reported to the board of directors upon approval.
We generally require appraisals by independent, licensed, third-party appraisers of all real property securing loans. All appraisers are approved by the board of directors annually.
Non-performing Assets, Problem Assets, and Potential Problem Loans
With respect to our residential mortgage loans and consumer loans, collection calls typically begin between the 5th and 15th day of delinquency. By the time a loan is 30 days past due, there will have been three delinquency notices sent as well as a minimum of three personal phone contact attempts from the assigned employee and/or an automated calling system. During each personal phone contact, the borrower is required to provide updated information and is counseled on the terms of the loan and the importance of making payments on or before the due date. Typically repossessions occur between 30 and 45 days, while foreclosures typically begin after the 61st day of delinquency. A summary report of all loans 30 days or more past due is provided monthly to our board of directors.
With respect to our commercial real estate and commercial business lending, collection efforts are carried out directly by our commercial loan officers. Commercial loan officers review past due accounts weekly and contact delinquent borrowers immediately. Past due notices are typically sent to commercial real estate customers and commercial business customers at 15 days past due.
Loans are automatically placed on non-accrual status when the payment of principal and/or interest is 90 days or more past due. Loans may also be placed on non-accrual status if collection of principal or interest is in doubt or if the collateral is in jeopardy. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2009, 2008, 2007, 2006 and 2005, we had troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) of $16.7 million, $4.0 million, $2.1 million, $2.3 million and $2.2 million, respectively.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$1,640	$81	$—	$—	$—
Home equity	94	—	—	—	40
Commercial real estate	6,304	5,272	2,668	—	—
Real estate construction	—	—	—	—	—
Consumer loans:
Automobile, indirect	200	240	243	280	1,431
Automobile, direct	35	1	57	81	317
Unsecured	—	—	3	—	—
Other	—	—	1	—	14
Commercial business loans	—	107	—	—	64

Total non-accrual loans	8,273	5,701	2,972	361	1,866

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	2,938	—
Real estate construction	—	—	—	—	—
Consumer loans:
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other	—	—	—	—	—
Commercial business loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	2,938	—

Total non-performing loans	8,273	5,701	2,972	3,299	1,866

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family	$671	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	6,091	488	488	488	—
Real estate construction	—	—	—	—	—
Consumer loans:
Automobile, indirect	218	95	228	125	279
Automobile, direct	24	3	8	18	119
Unsecured	—	—	—	—	—
Other	—	—	—	—	—
Commercial business loans	25	—	12	—	30

Total other real estate owned and foreclosed assets	7,029	586	736	631	428

Total non-performing assets	$15,302	$6,287	$3,708	$3,930	$2,294

Ratios:
Non-performing loans to total loans	1.17%	0.79%	0.42%	0.45%	0.23%
Non-performing assets to total assets	1.35	0.59	0.35	0.37	0.21

For the year ended December 31, 2009, gross interest income that would have been recorded had our non-accruing loans and troubled debt restructured loans been current in accordance with their original terms was $268,000. Interest income recognized on such loans for the year ended December 31, 2009 was $817,000.
At December 31, 2009, our non-accrual loans totaled $8.3 million. The non-accrual loans consisted primarily of two loans with principal balances totaling $6.2 million. The first loan, with an outstanding balance of $4.0 million at December 31, 2009, is a participation purchased in a $37 million credit secured by a hotel with an appraised value of $57 million as of the most recent appraisal obtained in July 2009. At December 31, 2009, we did not have a specific allowance on this loan. The second loan, with an outstanding balance of $2.2 million at December 31, 2009, is secured by two commercial properties with an appraised value of $3.4 million based on an appraisal performed in September 2008, less estimated selling costs. We estimate selling costs on this property to be $272,000. This loan has a senior lien of $1.0 million. At December 31, 2009, we had a specific allowance of $377,000 for this loan. One of the buildings securing the loans is being marketed for sale.
Potential Problem Loans. Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2009, the Company had one loan of this type which was designated as special mention and was not included in either of the non-accrual or 90 days past due loan categories. This loan had a balance of $10.8 million and was secured by multi-family condominium units. Weakness in the sales of the condominium units has caused the Company to heighten the attention given to this credit.
Other than stated above, at December 31, 2009, we had no loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2009
Real estate loans:
One- to four-family	1	$53	11	$1,640	12	$1,693
Home equity	2	73	1	94	3	167
Commercial real estate	—	—	1	103	1	103
Real estate construction	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	30	245	11	195	41	440
Automobile, direct	4	6	3	30	7	36
Unsecured	12	61	—	—	12	61
Other	—	—	2	9	2	9
Commercial business loans	—	—	—	—	—	—

Total loans	49	$438	29	$2,071	78	$2,509

At December 31, 2008
Real estate loans:
One- to four-family	1	$101	1	$81	2	$182
Home equity	—	—	—	—	—	—
Commercial real estate	—	—	1	5,272	1	5,272
Real estate construction	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	42	457	21	240	63	697
Automobile, direct	4	29	1	1	5	30
Unsecured	13	74	—	—	13	74
Other	—	—	—	—	—	—
Commercial business loans	1	19	2	91	3	110

Total loans	61	$680	26	$5,685	87	$6,365

At December 31, 2007
Real estate loans:
One- to four-family	1	$164	—	$—	1	$164
Home equity	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	34	347	21	243	55	590
Automobile, direct	9	74	6	57	15	131
Unsecured	16	20	1	3	17	23
Other	—	—	1	1	1	1
Commercial business loans	1	25	—	—	1	25

Total loans	61	$630	29	$304	90	$934

At December 31, 2006
Real estate loans:
One- to four-family	—	$—	—	$—	—	$—
Home equity	—	—	—	—	—	—
Commercial real estate	—	—	1	2,938	1	2,938
Real estate construction	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	30	357	16	280	46	637
Automobile, direct	10	102	7	81	17	183
Unsecured	24	37	—	—	24	37
Other	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—

Total loans	64	$496	24	$3,299	88	$3,795

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2005
Real estate loans:
One- to four-family	—	$—	—	$—	—	$—
Home equity	—	—	1	40	1	40
Commercial real estate	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	53	897	90	1,385	143	2,282
Automobile, direct	12	129	33	299	45	428
Unsecured	46	106	—	—	46	106
Other	—	—	1	14	1	14
Commercial business loans	1	8	2	55	3	63

Total loans	112	$1,140	127	$1,793	239	$2,933

Total delinquent loans decreased by $3.9 million to $2.5 million at December 31, 2009 from $6.4 million at December 31, 2008. The decrease in delinquent loans was due primarily to a $3.6 million decrease in loans delinquent 90 days or over. The decrease was primarily due to the foreclosure during 2009 of a $5.3 million commercial real estate loan which was delinquent more than 90 days at December 31, 2008, partially offset by a $1.6 million increase in one- to four-family residential mortgage loans delinquent more than 90 days.
Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles. At December 31, 2009, we had $7.0 million in real estate owned and foreclosed assets, of which $276,000 constituted property originally acquired by us for a future branch site.
Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2009, we had $25.8 million of assets designated as special mention.
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we provide a specific reserve for that portion of the asset that is uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2009, classified assets consisted of $47.6 million of substandard assets, $55,000 of doubtful assets and no loss assets.

As of December 31, 2009, our largest substandard asset was a participation purchased in an $8.2 million loan secured by a retail strip center. This loan had a principal balance of $4.3 million at December 31, 2009. At December 31, 2009, the loan was performing in accordance with its terms. The loan has been classified due to delinquent real estate tax payments for 2008 as well as delinquent financial reporting. An escrow account has been established for the payment of the 2009 real estate taxes.
Allowance for Loan Losses
The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to cover probable credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of various factors, including but not limited to current economic conditions, historical experience, the nature and volume of the loan portfolio, the financial strength of the borrower and the estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
Our evaluation of the risks inherent in our loan portfolio and changes in our asset quality considers various factors pertinent to a determination of the adequacy of the allowance for loan losses. In particular the following factors are considered in the evaluation of the allowance for loan losses:
•	changes in portfolio composition, loan balances, and the maturities of various loan types in the portfolio;
•	changes in loan concentrations, borrower economic profiles, industries, location of borrowers and loan collateral, particular loan products, loan classes and collateral types;
•	changes in the volume and trend of loan delinquencies and loans in non-accrual status;
•	the level of criticized and classified loans, as well as delinquency trends in the loan portfolio and developments in significant individual loans identified as problem loans;
•	non-performing loans and non-performing assets, including trends in the aggregate and developments in significant individual loan credits;
•	historical trends of actual loan losses or charge-offs (net of recoveries) based on volume and types of loans;

•	specific issues brought to the attention of management citing weaknesses or deficiencies in systems and procedures or any violations of our policies which may lead to or create any undue risk to us; and
•	significant recoveries or additions to the allowance for loan losses.
Our methodology for evaluating the adequacy of the allowance for loan losses consists of:
•	a specific loss component which is the allowance for impaired loans as required by Accounting Standards Codification (“ASC”) 310-10, “Receivables,” and
•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss in accordance with ASC 450-10, “Contingencies.”
The specific component of the allowance for loan losses relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for non-homogenous loans, including one- to four-family residential mortgage loans with balances in excess of $1.0 million, commercial real estate, real estate construction, and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify consumer and one- to four-family residential mortgage loans with balances less than $1.0 million for impairment disclosures, unless such loans are the subject of a restructuring agreement.
The general component of the allowance for loan losses covers non-classified loans and is based on the historical loss experience adjusted for other qualitative factors. The loan portfolio is stratified into homogeneous groups of loans that possess similar loss potential characteristics and an appropriate loss ratio adjusted for other qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The other qualitative factors considered by management include, but are not limited to, the following:
•	changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;
•	changes in national and local economic and business conditions and developments, including the condition of various market segments;
•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability and depth of knowledge of the management of the lending staff;
•	changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings, and other loan modifications;
•	changes in the quality of our loan review system and the degree of oversight by the board of directors;
•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our current portfolio.
Commercial real estate loans generally have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.
Commercial business loans involve a greater risk of default than residential mortgage loans of like duration since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Loans secured by multi-family residential mortgages generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.
Real estate construction loans generally have greater credit risk than traditional one- to four-family residential mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Real estate construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.
The increase in substandard, non-performing, and impaired loans has impacted the level of the allowance for loan losses at December 31, 2009. The allowance for loan losses remained unchanged at $8.3 million from December 31, 2008 to December 31, 2009, while total loans decreased $15.3 million, or 2.1%, to $707.8 million from $723.1 million during the same time period. At December 31, 2009, the allowance for loan losses represented 1.18% of total loans compared to 1.14% of total loans at December 31, 2008. Substandard loans increased to $40.3 million at December 31, 2009 from $21.5 million at December 31, 2008.

Non-performing loans increased to $8.3 million at December 31, 2009 from $5.7 million at December 31, 2008, due primarily to the addition of three non-performing commercial real estate loans with balances totaling $6.3 million and ten non-performing one- to four-family residential mortgage loans with balances totaling $1.7 million, partially offset by the foreclosure of a non-performing commercial real estate loan with a balance of $5.3 million at December 31, 2008. Approximately 97.2% and 93.9% of our non-performing loans were collateralized by real estate at December 31, 2009 and December 31, 2008, respectively. Non-performing loans are evaluated to determine impairment. Loans that are found to be impaired are individually assessed and a specific valuation allowance is applied, if warranted. Included in the substandard loan total at December 31, 2009 were ten impaired loans with balances totaling $10.1 million with a specific allowance for loan losses of $556,000. Five of these impaired loans with balances totaling $9.3 million were secured by real estate.
As of December 31, 2009, we identified 40 impaired loans with balances totaling $17.2 million, of which four of the larger balance loans had principal balances totaling $11.8 million. The largest of the impaired loans had a balance of $4.0 million at December 31, 2009, is a participation purchased in a $37 million credit secured by a hotel with an appraised value of $57 million as of the most recent appraisal obtained in July 2009. At December 31, 2009, we did not have a specific allowance on this loan since the appraised value less selling costs of the property exceeded the loan balance. The second largest balance impaired loan had principal balance of a $3.4 million at December 31, 2009 and was secured by a single-family residence with a collateral value of $3.3 million based upon an appraisal obtained June 2008. A specific allowance in the amount of $131,000 was established for this loan, which equaled the difference between the discounted collateral value and the principal balance of the loan. The third largest balance impaired loan at December 31, 2009 had an outstanding balance of $2.2 million and was secured by commercial real estate with a collateral value of $3.8 million based upon an appraisal obtained November 2007. The fourth largest balance impaired loan, had an outstanding balance of $2.2 million at December 31, 2009 and was secured by two commercial properties with collateral values totaling $3.4 million based upon September 2008 appraisals less estimated selling costs. We estimate selling costs on this property to be $272,000. This loan has a senior lien of $1.0 million. At December 31, 2009, we had a specific allowance of $377,000 for this loan. One of the buildings securing the loans is being marketed for sale.
We identified two impaired loans at December 31, 2008. These loans had balances totaling $7.5 million. One of these loans had an outstanding balance of $5.3 million and was secured by commercial real estate with a discounted collateral value of $4.6 million. The value of the collateral was based upon appraisals of the properties securing the loan that were obtained during October and November 2008. The appraised value was further discounted by management based upon the borrower’s inability to fund the remaining improvement needed to complete the commercial real estate development. Consequently, a specific allowance for loan losses in the amount of $683,000 was established for the loan. This amount equaled the difference between the discounted collateral value and the outstanding principal amount of the loan at December 31, 2008.
Appraisals are performed by independent, certified appraisers to obtain fair values on non-homogenous loans secured by real estate. The appraisals are generally obtained when market conditions change, annually for criticized loans, and at the time a loan becomes impaired.
We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of Thrift Supervision periodically reviews the allowance for loan losses. The Office of Thrift Supervision may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$8,270	$7,386	$7,049	$4,792	$5,408

Charge-offs:
Real estate loans:
One- to four-family	183	—	—	—	—
Home equity	—	—	—	—	10
Commercial real estate	899	—	51	27	282
Real estate construction	556	—	—	10	—
Consumer loans:
Automobile, indirect	2,187	1,890	2,026	2,875	2,840
Automobile, direct	137	120	45	576	612
Unsecured	975	1,139	1,242	877	2,198
Other	30	26	19	130	239
Commercial business loans	665	345	946	53	255

Total charge-offs	5,632	3,520	4,329	4,548	6,436

Recoveries:
Real estate loans:
One- to four-family	2	—	—	21	—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	1	—
Real estate construction	—	—	—	—	—
Consumer loans:
Automobile, indirect	335	296	505	466	174
Automobile, direct	7	8	52	184	49
Unsecured	144	256	230	17	69
Other	—	1	1	1	67
Commercial business loans	2	18	228	2	1

Total recoveries	490	579	1,016	692	360

Net charge-offs	5,142	2,941	3,313	3,856	6,076
Portfolio sales	—	—	—	—	(270)
Provision for loan losses	5,200	3,825	3,650	6,113	5,730

Balance at end of period	$8,328	$8,270	$7,386	$7,049	$4,792

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.71%	0.40%	0.46%	0.52%	0.76%
Allowance for loan losses to non-performing loans at end of period	100.66	145.06	248.52	213.67	256.81
Allowance for loan losses to total loans at end of period	1.18	1.14	1.04	0.96	0.60

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2009		2008		2007
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family	$1,341	36.35%	$936	33.96%	$641	29.60%
Home equity	136	4.03	156	3.76	63	2.98
Commercial real estate	2,068	14.27	2,660	12.31	3,455	11.53
Real estate construction	1,077	5.20	1,204	6.34	301	6.05
Consumer loans:
Automobile, indirect	2,156	24.98	1,927	28.95	1,966	36.39
Automobile, direct	350	4.06	320	4.82	111	5.30
Unsecured	284	0.71	270	2.00	493	2.25
Other	61	2.02	53	0.81	21	0.99
Commercial business loans	855	8.38	744	7.05	335	4.91

Total	8,328	100.00%	$8,270	100.00%	$7,386	100.00%

	At December 31,
	2006		2005
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family	$500	22.52%	$4	18.31%
Home equity	58	2.63	9	2.85
Commercial real estate	725	10.16	395	6.79
Real estate construction	282	3.95	77	1.33
Consumer loans:
Automobile, indirect	2,867	49.19	2,870	59.34
Automobile, direct	552	6.19	748	6.34
Unsecured	481	2.38	400	2.20
Other	144	1.39	224	1.72
Commercial business loans	1,440	1.59	65	1.12

Total	$7,049	100.00%	$4,792	100.00%

The allowance for loan losses remained unchanged at $8.3 million at December 31, 2009 and December 31, 2008, while total loans decreased $15.3 million, or 2.1%, to $707.8 million at December 31, 2009 from $723.1 million at December 31, 2008. Increases in the allowance for loan losses attributable to automobile and one- to four-family residential real estate loans were substantially offset by a decrease in the allowance for loan losses related to commercial real estate loans. At December 31, 2009, the allowance for loan losses represented 1.18% of total loans compared to 1.14% of total loans at December 31, 2008. Included in the allowance for loan losses at December 31, 2009 were specific allowances for loan losses of $687,000 related to five impaired loans with balances totaling $6.6 million. In addition, impaired loans with balances totaling $10.6 million did not require specific allowances for loan losses at December 31, 2009. The allowance for loan losses at December 31, 2008 included a $683,000 specific allowance for loan losses on one impaired loan with a balance of $5.3 million. An additional impaired loan with a balance of $2.2 million did not require a specific valuation allowance at December 31, 2008. The balance of unimpaired loans decreased $25.5 million, or 3.6%, to $689.3 million at December 31, 2009 from $714.8 million at December 31, 2008. The allowance for loan losses related to unimpaired loans remained unchanged at $7.6 million from December 31, 2008 to December 31, 2009.

The significant changes in the amount of the allowance for loan losses during the year ended December 31, 2009 related to: (i) a $405,000 increase in the allowance for loan losses attributable to one- to four-family residential real estate loans as a result of an increase in net charges-offs to $181,000 for the year ended December 31, 2009. There were no one- to four-family residential real estate loan charge-offs for the year ended December 31, 2008. In addition there was an increase of $11.7 million in the outstanding balance of one- to four-family residential real estate loans to $257.3 million at December 31, 2009 from $245.6 million; (ii) a $259,000 increase in the allowance for loan losses attributable to automobile loans reflecting a rise in net charges-offs to average automobile loans outstanding, to 0.88% at December 31, 2009 from 0.63% at December 31, 2008 as a result of increased net charge-offs of direct and indirect automobile loans; and (iii) a $592,000 decrease in the allowance for loan losses attributable to commercial real estate loans primarily as a result of a $591,000 reduction in the general allowance for loan losses on loans classified as special mention and substandard to $912,000 at December 31, 2009 from $1.5 million at December 31, 2008; the total outstanding balance of commercial real estate loans classified as special mention or substandard decreased $6.9 million to $15.4 million at December 31, 2009 from $22.3 million at December 31, 2008. Management also considered the deterioration in the local economy and rising unemployment as well as the higher risk profile of these loans when compared to one- to four- family residential mortgage loans when evaluating the adequacy of the allowance for loan losses as it pertains to automobile loans and commercial business loans.
Investments
The asset/liability management committee, consisting of our President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Lending Officer, Chief Credit Officer, Executive Vice President of Mortgage Lending, and the Senior Vice President of Finance, has primary responsibility for establishing our investment policy and overseeing its implementation, subject to oversight by our entire board of directors. Authority to make investments under approved guidelines is delegated to the President and Chief Executive Officer, the Chief Financial Officer, Senior Vice President of Finance, and in the absence of all three, two other voting members of the asset/liability management committee. The committee meets at least quarterly. All investment transactions are reported to the board of directors for ratification at the next regular board meeting.
The investment policy is reviewed at least annually by the full board of directors. This policy dictates that investment decisions be made based on minimizing exposure to credit risk, liquidity requirements, potential returns and consistency with our interest rate risk management strategy.
Our current investment policy permits us to invest in mortgage-backed securities, including pass-through securities, insured and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by Government entities or Government-sponsored enterprises and private issuers, as well as investment grade bank-qualified municipal securities and investment grade corporate debt securities. The investment policy also permits investments in certain trust preferred securities, certificates of deposit, securities purchased under an agreement to resell, bankers acceptances, commercial paper and federal funds.
Our current investment policy generally does not permit without prior approval by the board of directors, interest rate swaps, financial futures/options transactions, purchases of high-risk mortgage securities or securities denominated in currencies other than U.S. dollars. As a federal savings bank, OmniAmerican Bank is generally not permitted to invest in equity securities. This general restriction will not apply to OmniAmerican Bancorp, Inc., which may acquire up to 5% of voting securities of any company without regulatory approval.

ASC 320, “Investments — Debt and Equity Securities,” requires that we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent at the time of purchase. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by our board of directors.
Our available for sale securities portfolio at December 31, 2009, consisted of securities with the following amortized cost: $130.1 million of mortgage-backed securities issued by United States Government-sponsored enterprises; $59.9 million of collateralized mortgage obligations (including $5.5 million of private-label collateralized mortgage obligations); $4.6 million of municipal obligations; $7.8 million of trust preferred securities; and $5.0 million of equity securities consisting of a community reinvestment mutual fund, the CRA Qualified Investment Fund.
Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Our policy allows us to purchase privately-issued mortgage-backed securities rated “AA” or higher, although in practice we generally limit purchases of such securities to those rated “AAA.” We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.
Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as OmniAmerican Bank. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital level.
Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.
CMOs are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders.

The majority of mortgage-backed securities and CMOs owned by OmniAmerican Bank are guaranteed by the U.S. Government or agencies thereof or by government sponsored enterprises. As of December 31, 2009, on an amortized cost basis, approximately 2.9% of our mortgage-backed securities and CMOs were private label CMOs, not guaranteed by the U.S. Government or agencies thereof. While the private label CMOs were purchased in order to earn a higher yield than would have been earned on U.S. Government backed mortgage-backed securities and CMOs, they also possess greater risk of loss since private label securities and CMOs are not guaranteed by the U.S. Government or agencies thereof. All of our private label CMOs were rated in the highest available investment category at the time of their purchase. At December 31, 2009, with the exception of one private label CMO, all the remaining CMOs in our investment portfolio, including the other private label CMOs, were rated “AAA” by at least one of the major investment securities rating services. As of December 31, 2009, one private label CMO with an amortized cost of $3.1 million and a fair value of $2.6 million had been downgraded to “CCC” by one of the major investment securities rating services and was identified as a classified asset.
Municipal Obligations. Included in our investment securities portfolio are two variable rate registered revenue bonds issued in Tennessee. We purchased these bonds as a higher yielding short-term investment alternative to overnight federal funds sold. Both of these municipal bonds are rated and/or insured and supported by a Letter of Credit from First Tennessee Bank in Memphis, Tennessee.
Trust Preferred Securities. We own shares of the senior tranches of PreTSL XXVI and PreTSL XXVIII, two pooled trust preferred securities issued primarily by holding companies of FDIC-insured financial institutions. At December 31, 2009, these securities had an amortized cost basis of $7.8 million and a fair value of $5.6 million. Based on our analysis of these securities, which included a cash flow analysis and a stress analysis, management has concluded that the decline in the fair value of these trust preferred securities as of December 31, 2009 was temporary. As of December 31, 2009, PreTSL XXVI had been downgraded to below investment grade by one of the major investment securities rating services and was identified as a classified asset. We continue to closely monitor these securities.
Other Equity Securities. Other equity securities consist solely of an investment in a community reinvestment mutual fund, the CRA Qualified Investment Fund, with a cost basis and fair value of $5.0 million as of December 31, 2009. The fund’s investment objective is to provide a high level of current income consistent with the preservation of capital, and investments in our CRA assessment area that qualify under the Community Reinvestment Act of 1977.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Dallas stock. All of such securities were classified as available for sale.

	At December 31,
	2009		2008		2007
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Mortgage-backed securities:
U.S. Government sponsored mortgage-backed securities:
Fannie Mae	$67,474	$70,102	$97,722	$100,100	$111,172	$111,383
Freddie Mac	60,948	63,134	79,004	81,188	101,214	102,047
Ginnie Mae	1,668	1,731	2,099	2,107	—	—
Collateralized mortgage obligations	54,378	55,148	24,919	25,180	18,773	18,799
Private-label collateralized mortgage obligations	5,513	5,075	8,407	7,135	9,444	9,324

Total mortgage-backed securities	189,981	195,190	212,151	215,710	240,603	241,553
Trust preferred securities	7,762	5,604	7,808	6,275	—	—
Municipal obligations	4,595	4,595	5,290	5,290	—	—
Other equity securities	5,000	5,032	3,000	3,029	3,000	3,032

Total	$207,338	$210,421	$228,249	$230,304	$243,603	$244,585

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)

Mortgage-backed securities:
U.S. Government sponsored mortgage-backed securities:
Fannie Mae	$2,111	3.51%	$2,772	4.47%	$35,801	4.86%	$26,790	4.10%	$67,474	$70,102	4.50%
Freddie Mac	794	3.84	1,389	4.53	26,576	4.43	32,189	4.37	60,948	63,134	4.39
Ginnie Mae	—	—	—	—	—	—	1,668	4.93	1,668	1,731	4.93
Collateralized mortgage obligations	—	—	10,264	3.98	3,672	5.22	40,442	4.03	54,378	55,148	4.10
Private-label collateralized mortgage obligations	—	—	—	—	1,382	4.62	4,131	5.30	5,513	5,075	5.13

Total mortgage-backed securities	2,905	3.60	14,425	4.13	67,431	4.71	105,220	4.22	189,981	195,190	4.37
Trust preferred securities	—	—	7,762	1.52	—	—	—	—	7,762	5,604	1.52
Municipal obligations(1)	—	—	4,595	1.20	—	—	—	—	4,595	4,595	1.20
Other equity securities	5,000	3.61	—	—	—	—	—	—	5,000	5,032	3.61

Total	$7,905	3.61%	$26,782	2.87%	$67,431	4.71%	$105,220	4.22%	$207,338	$210,421	4.18%

(1)	The tax equivalent yield of municipal obligations was 1.82% for maturities of more than one year through five years at December 31, 2009. There were no municipal obligations with maturities that were one year or less or greater than five years at December 31, 2009.

Sources of Funds
General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also borrow, primarily from the Federal Home Loan Bank of Dallas, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, retained earnings and income on other earning assets.
Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, demand accounts, money market accounts and certificates of deposit. At December 31, 2009, we had $883,000 in brokered deposits. All of our brokered deposits are through the CDARS network. When a customer makes a deposit and requests the full protection of FDIC insurance, but where such deposit exceeds applicable limits, we use the CDARS network to place the funds into certificates of deposit issued by banks in the network so that the full amount of the deposit is insured by the FDIC. The CDARS network matching system allows network members to exchange funds for a fee. This exchange occurs on a dollar-for-dollar basis, so that the equivalent of the original deposit comes back to us. We do not plan to emphasize this program in the future.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.
At December 31, 2009, we had a total of $333.8 million in certificates of deposit, of which $254.7 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.
The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Noninterest-bearing demand	$73,798	9.62%	—%	$67,591	9.14%	—%	$66,715	8.80%	—%
Interest-bearing demand	66,250	8.64	0.41	62,176	8.41	0.59	62,211	8.21	0.73
Savings accounts	197,394	25.73	0.68	189,523	25.62	1.12	200,721	26.48	1.50
Money market	87,032	11.35	1.11	77,971	10.54	2.06	104,200	13.74	3.49
Certificates of deposit	342,589	44.66	2.97	342,315	46.29	4.09	324,292	42.77	4.82

Total deposits	$767,063	100.00%	1.84%	$739,576	100.00%	2.69%	$758,139	100.00%	3.29%

As of December 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $123.0 million. The following table sets forth the maturity of those certificates as of December 31, 2009.

At
December 31, 2009
(In thousands)

Three months or less	$16,991
Over three months through six months	23,273
Over six months through one year	49,175
Over one year to three years	29,738
Over three years	3,814

Total	$122,991

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Dallas, borrowings under federal funds lines, participated loans that do not qualify as having been sold due to our obligation to repurchase such loans, and funds borrowed under repurchase agreements. At December 31, 2009, we had access to additional Federal Home Loan Bank advances of up to $266.7 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of period	$66,400	$169,900	$156,900
Average balance during period	$117,547	$169,026	$108,848
Maximum outstanding at any month end	$159,900	$189,650	$156,900
Weighted average interest rate at end of period	3.54%	4.20%	4.46%
Average interest rate during period	4.05%	4.21%	4.15%
The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of period	$58,000	$58,000	$50,000
Average balance during period	$58,000	$57,716	$21,781
Maximum outstanding at any month end	$58,000	$58,000	$50,000
Weighted average interest rate at end of period	3.52%	3.23%	5.31%
Average interest rate during period	3.68%	3.47%	5.38%
The following table sets forth information concerning balances and interest rates on our other secured borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of period	$—	$664	$16,156
Average balance during period	$—	$6,781	$27,568
Maximum outstanding at any month end	$—	$15,225	$25,105
Weighted average interest rate at end of period	—%	4.79%	4.30%
Average interest rate during period	—%	6.58%	4.64%

Subsidiary Activities
OmniAmerican Bank has one inactive subsidiary, OmniAmerican, Inc.
Expense and Tax Allocation
OmniAmerican Bank has entered into an agreement with OmniAmerican Bancorp, Inc. to provide it with certain administrative support services, whereby OmniAmerican Bank will be compensated at not less than the fair market value of the services provided. In addition, OmniAmerican Bank and OmniAmerican Bancorp, Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.
Personnel
As of December 31, 2009, we had 312 full-time employees and 36 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
SUPERVISION AND REGULATION
General
OmniAmerican Bank is supervised and examined by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. OmniAmerican Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the twelve regional banks in the Federal Home Loan Bank System. OmniAmerican Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines OmniAmerican Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. OmniAmerican Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of OmniAmerican Bank’s loan documents.
Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on OmniAmerican Bancorp, Inc., OmniAmerican Bank and their operations.
As a savings and loan holding company, OmniAmerican Bancorp, Inc. is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. OmniAmerican Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Certain of the regulatory requirements that are applicable to OmniAmerican Bank and OmniAmerican Bancorp, Inc. are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on OmniAmerican Bank and OmniAmerican Bancorp, Inc., and is qualified in its entirety by reference to the actual statutes and regulations.

Proposed Federal Legislation
Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure, including eliminating our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all banks and thrift holding companies. As a result, OmniAmerican Bancorp, Inc. would become a bank holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that OmniAmerican Bancorp, Inc. would not be subject to as a savings and loan holding company. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.
Federal Banking Regulation
Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, OmniAmerican Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. OmniAmerican Bank also may establish subsidiaries that may engage in activities not otherwise permissible for OmniAmerican Bank, including real estate investment and securities and insurance brokerage.
Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.
The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.
At December 31, 2009, OmniAmerican Bank’s capital exceeded all applicable requirements.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2009, OmniAmerican Bank’s largest lending relationship with a single or related group of borrowers totaled $12.6 million, which represented 13.9% of unimpaired capital and surplus. Therefore, OmniAmerican Bank was in compliance with the loans to one borrower limitations.
Qualified Thrift Lender Test. As a federal savings bank, OmniAmerican Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, OmniAmerican Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.
OmniAmerican Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.
A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. At December 31, 2009, OmniAmerican Bank maintained approximately 83.0% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.
Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:
•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;
•	the savings bank would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or
•	the savings bank is not eligible for expedited treatment of its filings.
Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.
The Office of Thrift Supervision may disapprove a notice or application if:
•	the savings bank would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized. A savings bank may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.
Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We met these liquidity requirements at December 31, 2009. Our liquidity levels have increased following the completion of the stock offering in January 2010.
Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. OmniAmerican Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating.
Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as OmniAmerican Bank. OmniAmerican Bancorp, Inc. is an affiliate of OmniAmerican Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.
OmniAmerican Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:
(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of OmniAmerican Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by OmniAmerican Bank’s board of directors.
Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.
Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.
Regulatory Guidance to Subprime Lending. The federal bank regulatory agencies have issued regulatory guidance relating to the examination of financial institutions that are engaged in significant subprime lending activities. The regulatory guidance emphasizes that the federal banking agencies believe that responsible subprime lending can expand credit access for consumers and offer attractive returns for the savings institution. The guidance is applicable to savings institutions that have subprime lending programs greater than or equal to 25% of core capital. As part of the regulatory guidance, examiners must provide greater scrutiny of (i) an institution’s ability to administer its higher risk subprime portfolio, (ii) the allowance for loan losses to ensure that the portion of the allowance allocated to the subprime portfolio is sufficient to absorb the estimated credit losses for the portfolio, and (iii) the level of risk-based capital that the savings institution has to ensure that such capital levels are adequate to support the savings institution’s subprime lending activities. As of December 31, 2009, the Office of Thrift Supervision has not required us to restrict our subprime lending activities. Nor has it required us to maintain specific levels in our allowance for loan losses or risk based capital as a result of our subprime lending activities.
Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Office of Thrift Supervision is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:
•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);
•	undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);
•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital and 6% total risk-based capital); and
•	critically undercapitalized (less than 2% tangible capital).
Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.
At December 31, 2009, OmniAmerican Bank met the criteria for being considered “well-capitalized.”
Recent Regulatory Developments. In January 2008, we experienced a breach of security involving our ATM/debit card system. In connection with this security breach, the Office of Thrift Supervision conducted a review of our data and information technology systems and concluded that our practices for monitoring our information technology and customer information security were deficient. As a consequence of the conclusions drawn from the Office of Thrift Supervision review, on March 17, 2008, the Office of Thrift Supervision issued a cease and desist order requiring that we take prompt actions to adopt an information technology remediation and action plan to address the deficiencies in our information technology security system and to comply with Office of Thrift Supervision guidelines with respect to information technology risks and controls. The cease and desist order also required that we review the expertise, training and resources of our information technology personnel. Finally, the cease and desist order required that we develop an incident response program to, among other things, promptly (i) identify information security breaches and the scope of accessed or misused customer information, (ii) contain and control unauthorized access or misuse of customer information, and (iii) notify customers of such breaches. As a consequence of receiving the cease and desist order, the Office of Thrift Supervision designated OmniAmerican Bank as an institution in “troubled condition” under the Office of Thrift Supervision’s prompt corrective action rules. We diligently took actions required under the cease and desist order to remediate the deficiencies noted by the Office of Thrift Supervision and to fulfill the requirements of the cease and desist order. On June 11, 2009, the Office of Thrift Supervision terminated the cease and desist order and our designation as an institution in “troubled condition.”

On June 2, 2007, we entered into a memorandum of understanding with the Office of Thrift Supervision. As part of this memorandum, the Office of Thrift Supervision asked us to take a number of specific corrective actions, and required that we not undertake certain actions without prior Office of Thrift Supervision approval. The actions and forbearances required OmniAmerican Bank to:
•	implement enhanced corporate governance practices;
•	hire qualified senior management and appoint an outside director with commercial real estate expertise;
•	prepare, adopt and implement a revised business plan;
•	improve audit committee policies and practices, including hiring a qualified person as the director of internal audit and ensuring that only independent directors serve on the audit committee;
•	restrict our ability to enter into compensation arrangements without first obtaining the Office of Thrift Supervision’s non-objection;
•	prepare a compensation policy;
•	adopt an asset classification policy and review our loan portfolio and classified assets;
•	conduct an internal loan review and commercial real estate and commercial business risk analysis; and
•	complete a detailed analysis of Bank Secrecy Act compliance, Bank Secrecy Act and Office of Foreign Assets Control staffing and training, and ensure the adequacy of OmniAmerican Bank’s Customer Information Security Program, including the safeguarding of customer information and our information technology policies, practices and personnel.
The memorandum of understanding also requires that we make periodic reports to the Office of Thrift Supervision as to our compliance with the requirements of the memorandum. Management believes they have complied with the memorandum of understanding, and as of June 19, 2009, all of the requirements of the informal order had been suspended by the Office of Thrift Supervision, except for the requirements that: we adopt a revised asset classification policy providing for the evaluation and classification of our assets on a regular basis and in a manner consistent with Office of Thrift Supervision regulatory guidelines; we implement a loan review program that identifies our classified assets and we reduce the level of exceptions identified through our internal loan review program. We have complied with the actions required by the remaining requirements, including revising our asset classification policy to conform to the Office of Thrift Supervision’s definition of risk ratings, and we have evaluated and classified our assets on a regular basis. On February 25, 2010 we entered into a revised memorandum of understanding which memorialized the outstanding portions of the June 2, 2007 memorandum that were not suspended by the Office of Thrift Supervision, plus it added the requirement that we revise our business plan to reflect the business that was approved by the Office of Thrift Supervision in connection with our conversion from mutual to stock form. The requirements of the memorandum of understanding will remain in effect until the Office of Thrift Supervision determines to suspend the requirements or terminate the memorandum of understanding.

Insurance of Deposit Accounts. OmniAmerican Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at OmniAmerican Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010. OmniAmerican Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. See “—Temporary Liquidity Guarantee Program.”
The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that altered the way the Federal Deposit Insurance Corporation calculated federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.
Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the Federal Deposit Insurance Corporation issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. Future special assessments could also be assessed. OmniAmerican Bank’s Federal Deposit Insurance Corporation premium assessment for 2009 increased by approximately $1.3 million, including the special assessment.
The Federal Deposit Insurance Corporation has adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the rule, this pre-payment was due on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, our prepayment amount was $6.4 million.
Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.
Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program — the Temporary Liquidity Guarantee Program, which guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on Federal Deposit Insurance Corporation-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. We opted not to participate in this part of the Temporary Liquidity Guarantee Program.
The other part of the Temporary Liquidity Guarantee Program provides full federal deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. We opted to participate in this component of the Temporary Liquidity Guarantee Program. On August 26, 2009, the Federal Deposit Insurance Corporation extended the program until June 30, 2010. Institutions had until November 2, 2009 to decide whether they would opt out of the extension which took effect on January 1, 2010. An annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed depending on the institution’s risk category. We opted into the extension.
U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008, which was enacted on October 3, 2008, provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment by the U.S. Treasury Department in perpetual preferred stock of qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. We opted not to participate in the CPP.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Federal Home Loan Bank System. OmniAmerican Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Dallas, OmniAmerican Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2009, OmniAmerican Bank was in compliance with this requirement with a balance of $3.8 million in Federal Home Loan Bank stock.
Other Regulations
Interest and other charges collected or contracted for by OmniAmerican Bank are subject to state usury laws and federal laws concerning interest rates. OmniAmerican Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:
•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The operations of OmniAmerican Bank also are subject to the:
•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.
Holding Company Regulation
General. Upon completion of the conversion, OmniAmerican Bancorp, Inc. became a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, OmniAmerican Bancorp, Inc. will be registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over OmniAmerican Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.
Permissible Activities. Under present law, the business activities of OmniAmerican Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.
Federal law prohibits a savings and loan holding company, including OmniAmerican Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:
(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and
(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.
The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
Federal Securities Laws
We have filed with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 for the registration of the shares of common stock issued in our initial public stock offering. Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
The registration under the Securities Act of 1933 of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the fiscal year ending December 31, 2010 under the requirements of the Sarbanes-Oxley Act. We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

TAXATION
Federal Taxation
General. OmniAmerican Bancorp, Inc. and OmniAmerican Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to OmniAmerican Bancorp, Inc. and OmniAmerican Bank.
Method of Accounting. For federal income tax purposes, OmniAmerican Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.
Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2009, OmniAmerican Bank had a minimum tax credit carryforward of $51,000.
Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2009, OmniAmerican Bank had a net operating loss carryforward of $3.2 million for federal income tax purposes.
Corporate Dividends. We may exclude from our income 100% of dividends received from OmniAmerican Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns. OmniAmerican Bank’s federal income tax returns have not been audited in the most recent five-year period.
State Taxation
In 2006 the State of Texas enacted legislation replacing its franchise tax with a margin tax effective with tax reports filed on or after January 1, 2008. The Texas margin tax is computed by applying the applicable tax rate (1% for most entities) to the margin. Margin equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation; or total revenue times 70%. Lending institutions may deduct interest expense as cost of goods sold. Our calculation in 2009 was total revenue minus interest expense.

ITEM 1A. Risk Factors
Our loan portfolio has greater risk than those of many savings banks due to the substantial number of automobile and other consumer loans in our portfolio.
We have a diversified loan portfolio with a substantial number of loans secured by collateral other than owner-occupied one- to four-family residential real estate. Our loan portfolio includes a substantial number of indirect automobile loans which are automobile loans referred to us by a participating automobile dealership. At December 31, 2009, our consumer loans totaled $224.9 million, or 31.8% of our total loan portfolio, and indirect automobile loans were the largest category of consumer loans representing 25.0% of total loans at December 31, 2009. At that date, we had delinquent consumer loans 60 days or more past due of $546,000, or 21.8% of total delinquent loans 60 days or more past due. Indirect automobile loans represented $440,000, or 17.5% of total delinquent loans 60 days or more past due at December 31, 2009. Our consumer loan portfolio also includes direct automobile loans, unsecured loans and loans secured by other personal property. Consumer loans generally have greater risk of loss or default than one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles, or loans that are unsecured. In these cases, we face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. Finally, because indirect automobile loan applications are completed by automobile dealerships, we assume the risks associated with a dealership properly complying with federal, state and local consumer protection laws.
As a result of our relatively large portfolio of consumer loans, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which would reduce our profits. In addition, a portion of our automobile loans are made to borrowers with credit scores that would cause such loans to be considered subprime. At December 31, 2009, $13.3 million, or 6.6% of our total automobile loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a credit-impaired borrower). See “Item 1 Business— Business of OmniAmerican Bank — Lending Activities — Consumer Lending.”
A portion of our loan portfolio consists of loans made to persons with impaired credit or with reduced documentation, which presents greater risk of loss or delinquency.
As of December 31, 2009, $20.3 million, or 7.9%, of our one- to four-family residential mortgage loans were to borrowers with a credit score of 660 or less (a possible indication of a credit-impaired borrower) and additional credit weakness. Weakened credit characteristics of a borrower may include prior loan payment delinquencies, foreclosure of prior loans, bankruptcies or prior non-payment of loans. Loans to such borrowers may also present a greater credit risk to us based upon the borrower’s debt to income ratio, the results of a credit review or other criteria that indicates that the borrower may have an insufficient or impaired credit history.
We also have loans to borrowers who provide limited or no documentation of assets or income, known as stated income loans. At December 31, 2009, we had $14.4 million of one- to four-family residential mortgage stated income loans, or 5.6% of our one- to four-family residential mortgage loans. As of December 31, 2009, we had $9.7 million of interest-only one- to four-family residential mortgage loans. This amount represents 3.8% of our total one- to four-family residential mortgage loans, with $6.4 million of our interest-only loans comprised of adjustable-rate loans. The interest rate on these loans is initially fixed for three, five or seven year terms and then adjusts in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term.

In 2008, we began purchasing one- to four-family residential mortgage loans, which included subprime, stated income and interest-only loans, at a discount to the original principal balance of the mortgage loan. As of December 31, 2009, the total outstanding balance of all purchased one- to four-family residential mortgage loans was $30.3 million, or 11.8% of our one- to four-family residential mortgage loans and 4.3% of our total loans, while the carrying value of such loans, net of purchase discounts, was $25.5 million. Our purchased one- to four-family residential mortgage loans included $6.9 million of subprime loans as of December 31, 2009. In addition, these purchased one- to four-family residential mortgage loans included $13.4 million of stated income loans and $5.9 million of interest-only loans (of which $4.4 million were also stated income loans). At December 31, 2009, the purchased subprime, stated income and interest-only loans represented 2.7%, 5.2% and 2.3%, respectively, of our total one- to four-family residential mortgage loans. We intend to continue to purchase subprime, stated income and interest-only loans, as market conditions permit, provided we are able to obtain the loans at a sufficient discount to the loan balance to compensate us for the added risk associated with such loans.
These types of one- to four-family residential mortgage loans are generally considered to have a greater risk of delinquency and foreclosure than conforming loans and may require greater provisions for loan losses. Although we have not yet experienced large increases in delinquencies or foreclosures in this portfolio, our residential mortgage loan portfolio may be adversely affected in the event of a continued downturn in regional or national economic conditions. In addition, the value of the real estate securing these loans may become less than any remaining loan balance if local property values deteriorate further. Consequently, we could sustain loan losses and be required to establish a higher provision for loan losses.
Our loan portfolio has more risk due to the recent change in our lending emphasis which has resulted in a greater percentage of new one- to four-family residential mortgage loans.
Between 2005 and 2009, the composition of our loan portfolio changed significantly as the dollar amount and percentage of our loans secured by one- to four-family residential real estate increased to $257.3 million, or 36.4% of total loans, at December 31, 2009, from $145.8 million, or 18.3% of total loans, at December 31, 2005. During this period, our consumer loans decreased to $224.8 million, or 31.8% of total loans, at December 31, 2009, from $554.2 million, or 69.6% of total loans, at December 31, 2005. As a result of this change in our lending emphasis, a significant portion of our one- to four-family residential mortgage loans are relatively new or “unseasoned,” and have not been outstanding for a sufficient period of time to demonstrate performance and indicate the potential risks in the loan portfolio. For example, our unseasoned adjustable-rate residential mortgage loans have not been subject to an interest rate environment that required them to adjust to the maximum interest rate level and may involve risks resulting from potentially larger payment obligations by borrowers. At December 31, 2009, one- to four-family residential mortgage loans delinquent 60 days or more totaled $1.7 million, or 67.5% of total delinquent loans of 60 days or more.
We have increased our levels of non-residential mortgage loans and commercial business loans which has increased our exposure to credit risk.
Since our conversion from a credit union to a savings bank, we have increased the amount of loans secured by commercial real estate, as well as real estate construction and commercial business loans. At December 31, 2009, our portfolio of commercial real estate loans totaled $101.0 million, or 14.3% of our total loans, compared to $74.2 million, or 10.2% of our total loans, at December 31, 2006. At December 31, 2009, our portfolio of real estate construction loans totaled $36.8 million, or 5.2% of our total loans, compared to $28.8 million, or 4.0% of our total loans, at December 31, 2006. At December 31, 2009, our portfolio of commercial business loans totaled $59.3 million, or 8.4% of our total loans, compared to $11.6 million, or 1.6%, of our total loans at December 31, 2006. At December 31, 2009, our commercial real estate loans that were delinquent 60 days or more totaled $103,000, or 4.1% of total delinquent loans of 60 days or more. At December 31, 2009, we had no real estate construction or commercial business loans that were delinquent 60 days or more. We intend to continue to emphasize the origination of these types of loans consistent with safety and soundness standards.

Commercial real estate loans, real estate construction loans and commercial business loans generally have a greater risk of loss than owner-occupied one- to four-family residential mortgage loans. Repayment of commercial real estate, real estate construction and commercial business loans generally depends, in large part, on sufficient income from the property or the borrower’s business to cover operating expenses and debt service. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender may affect the value of the security for the loan, the future cash flow of the affected property or business, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. As we increase our portfolio of these loans, our level of non-performing loans may increase.
We intend to emphasize business lending and marketing our products and services to small and medium-sized businesses. These small and medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively affect these businesses, our results of operations and financial condition may be adversely affected.
Protecting our business from identity theft and the theft of other customer data increases our cost of operations. To the extent that we, or our third party providers, are unable to prevent the loss of customer information, our operations may become disrupted and our net income may be adversely affected.
In recent years, the breach of computer and network systems of businesses, such as banks, by national and international criminals (cyber-fraud) has become more prevalent. Financial fraud is a growing risk of doing business for financial institutions. In January 2008, we experienced a breach of security involving our ATM/debit card system. Throughout 2008, we upgraded our systems, hired additional personnel and outside consultants to remediate this problem.
In August 2009, law enforcement authorities arrested members of the largest identity theft operation ever conducted in the United States. The identity theft operation included the theft of information from a number of retail companies and Heartland Payment Systems, a payment transaction processing center used by many merchants. As a result of this recent identity theft operation, a number of our customers who had their debit card transactions processed through Heartland Payment Systems had their customer information breached. We have remediated the problem and our cybersecurity insurance policy reimbursed us $905,000 for costs we incurred associated with the breach of Heartland Payment Systems. In 2009, we incurred $335,000 of unreimbursed expenses related to this breach, which represented the fees imposed on us by VISA to process merchant reimbursements for our customers, the cost of reissuing debit cards to our customers and the expense of the insurance deductible.
We must protect our computer systems and network from physical break-ins, security breaches, and other disruptive problems caused by the Internet or other users. Moreover, third party providers such as Heartland Payment Systems, must also take similar actions to protect customer information. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmissions of confidential information, as do our third party providers. However, security measures implemented by us or our third party providers may not prevent cyber-fraud. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect customer transaction data. If any compromise of our security or the security of our third party providers were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

We could record future impairment losses on our holdings of investment securities. We may not receive full future interest payments on these securities.
Our investment portfolio includes trust preferred securities and private label collateralized mortgage obligations. We periodically review the performance of these securities and conduct tests for their impairment. As of December 31, 2009, we determined that no other than temporary impairment loss associated with our investment securities was required to be charged to income. A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an additional impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, continued failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of these investment securities could decline if the overall economy and the financial condition of some of the issuers continues to deteriorate and there remains limited liquidity for these securities.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. While our allowance for loan losses was 1.18% of total loans at December 31, 2009, material additions to our allowance could materially decrease our net income.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.
Our expenses may increase as a result of increases in Federal Deposit Insurance Corporation insurance premiums.
On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that alters the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates. Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges from 12 to 45 basis points, depending on the risk category of the institution. The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the Federal Deposit Insurance Corporation issued a final rule that imposed a special 5 basis point assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital as of June 30, 2009, which was paid on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. This special assessment resulted in additional noninterest expense of $478,000 during the year ended December 31, 2009.

The Federal Deposit Insurance Corporation has adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the rule, this pre-payment was due on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, our prepayment amount was $6.4 million.
The Emergency Economic Stabilization Act of 2008 temporarily increased the limit on Federal Deposit Insurance Corporation insurance coverage for deposits to $250,000, which was further extended through December 31, 2013. The Federal Deposit Insurance Corporation also took action to provide federal insurance coverage for newly-issued senior unsecured debt and noninterest-bearing transaction and certain NOW accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums. These actions significantly increased our noninterest expense in 2009 and will increase our noninterest expense in future years as long as the increased premiums remain in place.
Future changes in interest rates could reduce our profits.
Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:
•	the interest income we earn on our interest-earning assets, such as loans and securities; and
•	the interest expense we incur on our interest-bearing liabilities, such as deposits and borrowings.
As a result of our focus on one- to four-family residential mortgage loans, the interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Additionally, many of our securities investments have lengthy maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of December 31, 2009, 29.4% of our loans had maturities of 15 years or longer, while 76.3% of our certificates of deposit had maturities of one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.
In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2009, the fair value of our available for sale securities portfolio, consisting of mortgage-backed securities issued by U.S. Government sponsored enterprises, collateralized mortgage obligations, municipal obligations, trust preferred securities, agency bonds and equity securities totaled $210.4 million. Gross unrealized gains on these securities totaled $3.1 million at December 31, 2009.
We evaluate interest rate sensitivity using an Office of Thrift Supervision model that estimates the change in our net portfolio value over a range of interest rate scenarios, also known as a “rate shock” analysis. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. As of December 31, 2009, the Office of Thrift Supervision “rate shock” analysis indicated that our net portfolio value would decrease by $8.9 million if there was an instantaneous 200 basis point increase in market interest rates. See “Item 7A Quantitative and Qualitative Disclosures about Market Risk —Management of Market Risk.”
A legislative proposal has been introduced that would eliminate our primary federal regulator, require OmniAmerican Bank to convert to a national bank or state bank, and require OmniAmerican Bancorp, Inc. to become a bank holding company.
The U.S. Treasury Department recently introduced proposed legislation that would significantly change the current bank regulatory system. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into the new federal bank regulator. The proposal would also eliminate federal savings banks and require all federal savings banks, such as OmniAmerican Bank, to elect, within six months of the effective date of the legislation, to convert to a national bank, a state bank or a state savings association. A federal savings bank that does not make the election would, by operation of law, be converted to a national bank within one year of the effective date of the legislation.
If OmniAmerican Bank is required to convert to a national bank, state bank or a state savings association, OmniAmerican Bancorp, Inc. would become a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System instead of the Office of Thrift Supervision. As a bank holding company, OmniAmerican Bancorp, Inc. would become subject to regulatory capital requirements that it is not subject to as a savings and loan holding company. It would also become subject to certain additional restrictions on its activities. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.
Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.
Negative developments in the global credit and securitization markets during the past two years have resulted in a global recession and significant uncertainty in the financial markets. Loan portfolio quality has deteriorated at many institutions, reflecting in part, the severely weakened U.S. economy and rising unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. Specifically, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that noncurrent assets plus other real estate owned as a percentage of assets for FDIC-insured financial institutions rose to 3.32% as of December 31, 2009, compared to 1.91% as of December 31, 2008 and 0.95% as of December 31, 2007. For the year ended December 31, 2009, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that annualized return on average assets was 0.09% for FDIC-insured financial institutions compared to 0.03% for the year ended December 31, 2008 and 0.81% for the year ended December 31, 2007. The NASDAQ Bank Index declined 38.0% between December 31, 2007 and December 31, 2009. At December 31, 2009, our noncurrent assets plus other real estate owned as a percentage of total assets was 1.35%, and our return on average assets was 0.06% for the year ended December 31, 2009.

In response to the deteriorating economy, Congress enacted the Emergency Economic Stabilization Act of 2008, under which the U.S. Department of the Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. Although it was originally contemplated that these funds would be used primarily to purchase troubled assets under the Troubled Asset Relief Program, in October 2008, the U.S. Department of the Treasury introduced the Capital Purchase Program and committed to purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of credit to businesses and consumers, and to support the economy. In addition, Congress temporarily increased Federal Deposit Insurance Corporation deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013. The Federal Deposit Insurance Corporation also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and fully insuring noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less, and lawyers’ trust accounts), regardless of dollar amount until June 30, 2010.
The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended. In addition, new laws, regulations, and other regulatory changes will increase our Federal Deposit Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and may otherwise adversely affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. Further, continued declines in the stock market in general, or for stock of financial institutions and their holding companies, may affect our stock performance.
Strong competition within our market areas may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision, and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, could have a material impact on our results of operations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We operate from our main office in Fort Worth, Texas, and from our 15 full-service branches located in the Dallas/Fort Worth Metroplex and Hood County, Texas. The net book value of our premises, land and equipment was $51.0 million at December 31, 2009. The following tables set forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

	Leased or	Year Acquired or
Address	Owned	Leased

Main Office:
1320 South University Dr. Fort Worth, TX 76107	Owned	2004

Full Service Branches:
1320 South University Dr. Fort Worth, TX 76107	Owned	2006

NAS/JRB FW Building 1870 Fort Worth, TX 76127	Leased (1)	1968

7800 White Settlement Road Fort Worth, TX 76108	Owned	1991

1616 W. Northwest Highway Grapevine, TX 76051	Leased (2)	2005

1401 W. Walnut Hill Lane Irving, TX 75038	Owned	1990

	Leased or	Year Acquired or
Address	Owned	Leased

2311 West Euless Boulevard Euless, TX 76040	Owned	1992

950 West Arbrook Boulevard Arlington, TX 76015	Owned	1999

1000 Pennsylvania Avenue Fort Worth, TX 76014	Owned	1995

6001 Bryant Irvin Road Fort Worth, TX 76132	Owned	1996

803 East Lamar Arlington, TX 76011	Leased(3)	2001

2330 East Rosedale Street Fort Worth, TX 76105	Owned	1996

318 South Main Weatherford, TX 76086	Owned	2003

8024 Denton Highway Watauga, TX 76148	Owned	2002

1030 East Highway 377 Suite 138 Granbury, TX 76048	Leased(3)	2002

1204 W. Henderson Road Cleburne, TX 76033	Owned	2003

2341 Justin Road Flower Mound, TX 75248	Leased(4)	2009

(1)	Lease on a month-to-month basis.

(2)	Lease expires in 2015.

(3)	Lease expires in 2010.

(4)	Lease expires in 2019.
ITEM 3. Legal Proceedings
From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
ITEM 4. Reserved

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Our common stock is traded on the NASDAQ Global Market under the symbol “OABC.” The approximate number of holders of record of OmniAmerican Bancorp, Inc.’s common stock as of March 24, 2010 was 935. Certain shares of OmniAmerican Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There is no market price information for our common stock for the two-year period ended December 31, 2009. OmniAmerican Bancorp, Inc. began trading on the NASDAQ Global Market on January 21, 2010.
The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. However, no decision has been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.
Dividend payments by OmniAmerican Bancorp, Inc. are dependent primarily on dividends it receives from OmniAmerican Bank, because OmniAmerican Bancorp, Inc. will have no source of income other than dividends from OmniAmerican Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by OmniAmerican Bancorp, Inc., and interest payments with respect to OmniAmerican Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. Federal law imposes limitations on dividends by Federal stock savings banks. See “Item 1 Business — Supervision and Regulation — Capital Distributions.”
At December 31, 2009, there were no compensation plans under which equity securities of OmniAmerican Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan. There is no stock performance graph for the year ended December 31, 2009 because shares of common stock of OmniAmerican Bancorp, Inc. began trading on the NASDAQ Global Market on January 21, 2010.
(b) On September 11, 2009, OmniAmerican Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the stock conversion of OmniAmerican Bank and the related offering of common stock by OmniAmerican Bancorp, Inc. The Registration Statement (File No. 333-161894) was declared effective by the Securities and Exchange Commission on November 12, 2009. OmniAmerican Bancorp, Inc. registered 11,902,500 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement, for an aggregate offering price of $119,025,000. The stock offering commenced on November 20, 2009, and ended on January 20, 2010.

Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For their services, Keefe, Bruyette & Woods, Inc. received a fee of $1.4 million. Keefe, Bruyette & Woods, Inc. was also reimbursed $108,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.
The stock offering resulted in gross proceeds of $119.0 million, through the sale of 11,902,500 shares at a price of $10.00 per share. Expenses related to the offering were approximately $3.5 million, including $1.5 million paid to Keefe, Bruyette & Woods, Inc. Net proceeds of the offering were approximately $115.5 million.
OmniAmerican Bancorp, Inc. contributed $86.6 million of the net proceeds of the offering to OmniAmerican Bank. $9.5 million of the net proceeds were used to fund the loan to the employee stock ownership plan, and $19.4 million of the net proceeds were retained by OmniAmerican Bancorp, Inc. The net proceeds contributed to OmniAmerican Bank have been invested in short term instruments and used to make loans, and the net proceeds retained by OmniAmerican Bancorp, Inc. have been deposited with OmniAmerican Bank.
(c) During the fourth quarter of 2009, we did not repurchase any shares of our common stock.

ITEM 6. Selected Financial Data
The summary information presented below at the dates or for each of the years presented is derived from OmniAmerican Bank’s audited consolidated financial statements. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes beginning on page 81 of this Annual Report.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Consolidated Financial Condition Data:

Total assets	$1,133,927	$1,067,914	$1,051,021	$1,062,874	$1,118,733
Cash and cash equivalents	140,144	41,242	19,036	98,317	40,653
Securities available for sale, at fair value	210,421	230,304	244,585	150,904	183,530
Other investments	3,850	10,014	10,065	9,715	16,875
Loans receivable, net	698,127	715,774	707,099	728,847	799,152
Foreclosed assets, net	267	98	248	143	428
Other real estate owned	6,762	488	488	488	—
Deposits	909,966	739,846	729,895	794,152	689,057
Federal Home Loan Bank of Dallas advances	66,400	169,900	156,900	128,900	253,479
Other secured borrowings	58,000	58,664	66,156	41,168	77,796
Total equity capital	91,156	89,329	88,722	88,861	87,718

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Consolidated Operating Data:

Interest income	$53,715	$57,696	$54,915	$52,010	$53,462
Interest expense	19,674	27,677	29,688	25,521	23,385

Net interest income	34,041	30,019	25,227	26,489	30,077
Provision for loan losses	5,200	3,825	3,650	6,113	5,730

Net interest income after provision for loan losses	28,841	26,194	21,577	20,376	24,347
Noninterest income	16,463	16,269	17,569	17,325	19,187
Noninterest expense	43,757	41,077	42,433	45,957	38,145

Income (loss) before income tax expense (benefit)	1,547	1,386	(3,287)	(8,256)	5,389
Income tax expense (benefit) (1)	892	742	(1,115)	(7,332)	—

Net income (loss)	$655	$644	$(2,172)	$(924)	$5,389

(1)	Until its conversion to a federally chartered mutual savings bank on January 1, 2006, OmniAmerican Bank was a credit union, and generally exempt from federal and state income taxes. As a result of the change in tax status on January 1, 2006, OmniAmerican Bank recorded a deferred tax asset in the amount of $6.1 million, as well as a related tax benefit of $4.5 million. The following table provides a reconciliation to pro forma net income for the periods presented prior to and through the year ended December 31, 2006, had OmniAmerican Bank been subject to federal and state income taxes:

	December 31,
	2006	2005
	(In thousands)

Historical net (loss) income	$(924)	$5,389
Less: pro forma tax expense	—	1,832
Less: tax benefit	4,541	—

Pro forma net (loss) income	$(5,465)	$3,557

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005

Selected Consolidated Financial Ratios and Other Data:

Performance Ratios:
Return (loss) on average assets (ratio of net income (loss) to average total assets)	0.06%	0.06%	(0.21)%	(0.09)%	0.50%
Return on average assets tax effected	n/a	n/a	n/a	n/a	0.33%
Return (loss) on average equity (ratio of net income (loss) to average equity)	0.72%	0.72%	(2.46)%	(1.00)%	5.66%
Return on average equity tax effected	n/a	n/a	n/a	n/a	3.74%
Interest rate spread (1)	3.29%	2.74%	2.38%	2.58%	2.63%
Net interest margin (2)	3.51%	3.02%	2.70%	2.77%	2.74%
Efficiency ratio (3)	86.64%	88.74%	99.15%	104.89%	77.43%
Noninterest expense to average total assets	4.18%	3.82%	4.17%	4.38%	3.50%
Average interest-earning assets to average interest-bearing liabilities	111.49%	109.88%	110.08%	107.33%	105.45%
Average equity to average total assets	8.73%	8.32%	8.68%	8.84%	8.75%

Asset Quality Ratios:
Non-performing assets to total assets	1.35%	0.59%	0.35%	0.37%	0.21%
Non-performing loans to total loans	1.17%	0.79%	0.42%	0.45%	0.23%
Allowance for loan losses to non-performing loans	100.66%	145.06%	248.52%	213.67%	256.81%
Allowance for loan losses to total loans	1.18%	1.14%	1.04%	0.96%	0.60%
Net charge-offs to average loans outstanding	0.71%	0.40%	0.46%	0.52%	0.76%

Capital Ratios:
Total capital (to risk-weighted assets)	12.03%	11.73%	11.66%	11.74%	11.09	%(4)
Tier I capital (to risk-weighted assets)	11.01%	10.73%	10.68%	10.83%	10.54	%(4)
Tier I capital (to total assets)	7.35%	7.71%	7.76%	7.95%	8.22	% (4)

Other Data:
Number of full service offices	16	17	17	17	16
Full-time equivalent employees	330	345	338	387	336

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	On January 1, 2006, OmniAmerican Bank converted its charter to a federal mutual savings bank charter and became subject to regulation and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Prior to January 1, 2006, OmniAmerican Bank was a credit union and was subject to various regulatory capital requirements administered by the National Credit Union Administration and the Texas Credit Union Department. The capital ratios at December 31, 2005 are presented as if OmniAmerican Bank had been subject to the regulatory capital requirements of the federal banking regulators on those dates. The National Credit Union Administration and the Texas Credit Union Department categorized OmniAmerican Bank as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2005. To be categorized as “well capitalized,” as a credit union, OmniAmerican Bank was required to maintain a minimum net worth ratio of 7% of total assets. The actual net worth to total assets ratios as of December 31, 2005 was 7.84%.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2009 and 2008, and our results of operations for the years ended December 31, 2009, 2008 and 2007. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this annual report. OmniAmerican Bancorp, Inc. did not exist at December 31, 2009; therefore, the information reflected in this section reflects the financial performance of OmniAmerican Bank.
Overview
Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on our deposits and borrowings. Results of operations are also affected by service charges and other fees, provision for loan losses, commissions, gains (losses) on sales of securities and loans and other income. Our noninterest expense consists primarily of salaries and benefits, operations, occupancy, professional services, loan servicing expense, marketing and income tax expense.
Our results of operations are also significantly affected by general economic and competitive conditions (such as changes in energy prices which have an impact on the Texas economy), as well as changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations. In recent periods, increases in computer fraud affecting our operations and the operations of third party providers have increased our costs of doing business.
Prior to our conversion to a federal savings bank in 2006, we operated as a Texas chartered credit union, concentrating our lending efforts on the origination of consumer loans, primarily the origination of indirect automobile loans. Since our conversion to a federal savings bank, we have changed the relative composition of our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, commercial business loans, commercial real estate loans and real estate construction loans. As a result, between December 31, 2005 and December 31, 2009, our consumer loans as a percentage of total loans decreased from 69.6% to 31.8%. We have significantly increased our personnel, systems and administration to support the growth of our one- to four-family residential mortgage, commercial real estate and commercial business lending activities.

Business Strategy
Our primary objective is to remain an independent, community-oriented financial institution serving customers in our primary market areas. Our board of directors has sought to accomplish this objective by adopting a business strategy designed to maintain profitability, a strong capital position and high asset quality. This business strategy includes the following elements:
Diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, commercial real estate loans and commercial business loans. Our strategy for increasing net income includes increasing our loan originations and diversifying our loan portfolio. We intend to continue to emphasize the origination and purchase of one- to four-family residential mortgage loans, as well as commercial real estate loans and commercial business loans, which increased to 36.4%, 14.3% and 8.4%, respectively, of our total loans at December 31, 2009, from 18.3%, 6.8% and 1.1% of our total loans at December 31, 2005. During 2008, we also entered into a number of commercial business loan participations. At December 31, 2009, our commercial business loan participations totaled $40.1 million. In the future, we intend to focus our commercial business lending on the origination of small to medium size business loans in our local market area. By contrast, consumer loans decreased to 31.8% of our total loans at December 31, 2009, compared to 69.6% of our total loans at December 31, 2005. We anticipate the total dollar amount of our consumer loans to remain stable in the near term. The increase in our one- to four-family residential mortgage loans reflects the demand for these loans in our primary market areas. The increases in commercial real estate loans and commercial business loans reflect our emphasis on this type of lending. We anticipate that our commercial business and commercial real estate loan portfolios will increase in connection with the growth of our wealth management services group. Commercial real estate loans and commercial business loans generally are originated with higher interest rates compared to one- to four-family residential mortgage loans and, therefore, have a positive effect on our interest rate spread and net interest income. In addition, the majority of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk.
Continuing conservative underwriting guidelines and aggressive monitoring of our loan portfolio in order to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise and that sound underwriting and collection procedures are in place. For example, a relatively high percentage of our loan portfolio consists of consumer loans which are generally considered to have higher risk than owner occupied one- to four-family residential loans. For the years ended December 31, 2009 and 2008, our average ratio of losses from consumer loans to average total loans was 0.37% and 0.29%, respectively. Our credit and collections department actively monitors the performance of our consumer and residential mortgage loan portfolios. When a loan becomes past due, we promptly contact the borrower by telephone or by written communication. During each personal contact, the borrower is required to provide updated information and is counseled on the terms of the loan and the importance of making payments on or before the due date. With respect to our commercial real estate and commercial business lending, collection efforts are carried out directly by our commercial loan officers. Commercial loan officers review past due accounts weekly and promptly contact delinquent borrowers. Past due notices are typically sent to commercial real estate customers and commercial business customers at 15 days past due.
Emphasizing lower cost core deposits to reduce the funding costs of our loan growth. We offer interest-bearing and noninterest-bearing demand accounts, money market accounts and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. For the years ended December 31, 2009, 2008, 2007 and 2006, average core deposits represented 55.34%, 53.71%, 57.23% and 60.12%, respectively, of average total deposits. We intend to continue emphasizing our core deposits as a source of funding. In this regard, we generally require that commercial banking borrowers open checking accounts with us at the time they establish a borrowing relationship with us.
Managing interest rate risk. As with most financial institutions, successfully managing interest rate risk is an integral part of our business strategy. Management and the board of directors evaluate the interest rate risk inherent in our assets and liabilities, and determine the level of risk that is appropriate and consistent with our capital levels, liquidity and performance objectives. In particular, during the current low interest rate environment, we have sought to minimize the risk of originating long-term fixed rate loans by selling such loans in the secondary market, and in particular selling to Fannie Mae all qualifying one- to four- family fixed-rate residential mortgage loans with terms in excess of 15 years. In addition, a significant percentage of our loan portfolio consists of commercial business loans and consumer loans which generally have shorter terms and provide higher yields than one- to four- family residential mortgage loans. We also monitor the mix of our deposits, a majority of which have been lower cost core deposits. Our strategy is to continue managing interest rate risk in response to changes in the local and national economy and to increase our assets as we deploy the proceeds from the offering.

Increasing our sources of noninterest income. We offer a variety of insurance and investment products through a third party brokerage agreement, and we have begun to offer wealth management services to individuals in our market area. We expect fees from these services to increase particularly as we grow our wealth management business. Fees generated from these services increase our noninterest income and reduce our exposure to interest rate fluctuations that may cause a reduction in net interest income. In particular, we have sought to increase our fee income by offering our customers incentives for debit card usage and by increasing the number of our business deposit accounts as we grow our commercial loan portfolio. We also receive fees from the sale of fixed-rate mortgage loans.
Implementing a controlled growth strategy. We believe our infrastructure, personnel and fixed operating base can support a substantially larger institution. Following the completion of the offering, we intend to use our capital to grow organically and we may use a portion of the net proceeds of the offering to pursue future acquisitions of commercial banks, savings institutions, financial services companies and branch offices of such companies, including possible supervisory acquisitions. We have no current arrangements or agreements with respect to any such acquisitions.
The successful implementation of these strategies will allow us to offer our clients a broad range of financial services and products. Our goal is to have full relationship banking with our clients.
Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.
Allowance for Loan Losses. We believe that the allowance for loan losses and related provision for loan losses are particularly susceptible to change in the near term, due to changes in credit quality which are evidenced by trends in charge-offs and in the volume and severity of past due loans. In addition, our loan mix is changing as we increase our commercial real estate and commercial business lending. Commercial real estate and commercial business loans generally have greater credit risk than one- to four-family residential mortgage and consumer loans due to these loans being larger in amount and non-homogenous.
The allowance for loan losses is maintained at a level to cover probable credit losses inherent in the loan portfolio at the balance sheet date. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. The estimate of our credit losses is applied to two general categories of loans:
•	loans that we evaluate individually for impairment pursuant to ASC 310-10, “Receivables,” and
•	groups of loans with similar risk characteristics that we evaluate collectively for impairment pursuant to ASC 450-10, “Contingencies.”
The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. See also “Item 1. Business— Business of OmniAmerican Bank—Allowance for Loan Losses.”

Impairment of Investment Securities. The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting policy. In evaluating the investment portfolio for other-than-temporary impairment, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information. If a decline in the fair value of an investment security below its cost is judged to be other-than-temporary, the cost basis of the investment security is written down to fair value as a new cost basis. The amount of the credit related impairment write-down is recognized in our earnings and the non-credit related impairment for securities not expected to be sold is recognized in other comprehensive income (loss). A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include failure to make scheduled principal and/or interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.
Defined Benefit Retirement Plan. Our costs and obligations related to our defined benefit pension plan are calculated using various actuarial assumptions and methodologies as prescribed under ASC Topic 715, “Employers’ Accounting for Pensions.” Management evaluates, reviews with the plan actuaries and updates as appropriate the assumptions used in the determination of the pension obligation and expense and the fair value of pension assets, including the discount rate and the expected rate of return on plan assets. The discount rate and the expected rate of return on plan assets have a significant impact on the actuarially computed present value of future pension plan benefits that is recorded on the balance sheet as a liability and the corresponding pension expense. Actual experience that differs from the assumptions could have a significant effect on our financial position and results of operations.
To compute our pension expense for the year ended December 31, 2009, we used actuarial assumptions that included a discount rate and an expected long-term rate of return on plan assets. The discount rate of 6.00%, used in this calculation, is the rate used in computing the benefit obligation as of December 31, 2009. The expected long-term rate of return on plan assets of 6.50% is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, December 31, 2009, and was developed through analysis of historical market returns, current market conditions and the pension plan assets’ past experience. Although we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. See Note 11 — Employee Benefit Plans of the notes to the consolidated financial statements included in this annual report for additional information.
Income Taxes. OmniAmerican Bank became a taxable entity after converting from a credit union to a federally chartered savings bank on January 1, 2006. On that date, we established a net deferred tax asset of $6.1 million as a result of timing differences for certain items, including depreciation of premises and equipment, unrealized gains and losses on investment securities, and bad debt deductions. The calculation of our income tax provision and deferred tax asset is complex and requires the use of estimates and judgment in their determination. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, and newly enacted statutory, judicial, and regulatory guidance that could affect the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. In addition, positions taken by OmniAmerican Bank in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in a material adjustment to our financial statements. On January 1, 2009, we adopted authoritative guidance under ASC Topic 740, “Income Taxes.” This authoritative guidance prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with tax authorities) for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. See Note 13 — Income Taxes of the notes to the consolidated financial statements included in this annual report for additional information.

Comparison of Financial Condition at December 31, 2009 and 2008
Total assets increased $66.0 million, or 6.2%, to $1.13 billion at December 31, 2009 from $1.07 billion at December 31, 2008. The increase was primarily the result of increases in cash and cash equivalents of $98.9 million, other real estate owned of $6.3 million and other assets of $8.6 million, partially offset by decreases in securities classified as available for sale of $19.9 million and loans, net of the allowance for loan losses and deferred fees and discounts of $17.6 million.
Total cash and cash equivalents increased $98.9 million, or 240.0%, to $140.1 million at December 31, 2009 from $41.2 million at December 31, 2008. The increase in total cash and cash equivalents resulted from a $170.1 million increase in total deposits, primarily due to the receipt of funds for the purchase of shares of common stock in our stock offering, which did not close until January 20, 2010. We received orders for approximately 16.0 million shares of common stock at an offering price of $10.00 per share in our subscription offering. Of the total subscription orders received, $131.0 million of payments came from new funds deposited and $28.5 million came from existing deposits. In addition, total cash and cash equivalents increased due to $226.6 million in cash received from loan principal repayments, $128.8 million of proceeds from sales, principal repayments and maturities of securities and $79.5 million of proceeds from the sales of longer term (greater than 15 years) one- to four-family residential mortgage loans. These cash increases were partially offset by $304.4 million in cash used to originate and purchase loans, $103.5 million in cash used to repay Federal Home Loan Bank advances and $106.1 million in cash used to purchase securities classified as available for sale during the year ended December 31, 2009.
Securities classified as available for sale decreased $19.9 million, or 8.6%, to $210.4 million at December 31 2009 from $230.3 million at December 31, 2008. The decrease in securities classified as available for sale during the year ended December 31, 2009, reflected sales of $62.3 million and principal repayments, maturities and calls of $66.5 million. We purchased $106.1 million of securities classified as available for sale during the year ended December 31, 2009. The net proceeds from the sales, principal repayments, maturities and calls of securities were used to reduce Federal Home Loan Bank advances as part of our strategy to deleverage the balance sheet. At December 31, 2009, securities classified as available for sale consisted primarily of government-sponsored mortgage-backed securities, government-sponsored and private-label collateralized mortgage obligations, trust preferred securities, municipal obligations and other equity securities.
Loans, net decreased $17.7 million, or 2.5%, to $698.1 million at December 31, 2009 from $715.8 million at December 31, 2008. The decrease included a reclassification of six loans, consisting of two real estate construction loans, one commercial real estate loan and three single-family residential mortgage loans, with balances totaling $9.2 million to other real estate owned during the year ended December 31, 2009. We continued to focus our loan growth on real estate and commercial business loans while reducing our consumer loan portfolio, primarily automobile loans, during the year ended December 31, 2009. Automobile loans (consisting of direct and indirect loans) decreased $38.7 million, or 15.9%, to $205.5 million at December 31, 2009 as we continued to deemphasize these loans in order to meet certain regulatory requirements of a federally chartered savings bank. In addition, our real estate construction loans decreased $9.0 million, or 19.7%, to $36.8 million at December 31 2009 from $45.8 million at December 31, 2008 due to the economic downturn in our market area. One- to four-family residential real estate loans increased $11.7 million, or 4.8%, to $257.3 million at December 31, 2009. Commercial real estate loans increased $12.0 million, or 13.4%, to $101.0 million at December 31, 2009. Commercial business loans increased $8.4 million, or 16.4%, to $59.3 million at December 31, 2009.

Other assets increased $8.6 million, or 324.4%, to $11.2 million at December 31, 2009 from $2.7 million at December 31, 2008. The increase in other assets was primarily due to a $6.4 million prepayment of the estimated FDIC assessment for all of 2010, 2011 and 2012 and $1.5 million in deferred costs related to the initial public stock offering.
Deposits increased $170.1 million, or 23.0%, to $910.0 million at December 31, 2009 from $739.9 million at December 31, 2008. Our core deposits (consisting of interest-bearing and non-interest-bearing demand accounts, money market accounts and savings accounts) increased $178.8 million, or 45.0%, to $576.2 million at December 31, 2009 from $397.4 million at December 31, 2008. The increase in our core deposits resulted primarily from the receipt of funds for the purchase of shares of common stock in our stock offering, which did not close until January 20, 2010. We received orders for approximately 16.0 million shares of common stock at an offering price of $10.00 per share in our subscription offering. Of the total subscription orders received, $131.0 million of payments came from new funds deposited and $28.5 million came from existing deposits. Additionally, our core deposits increased as management believes the recession has generally caused many consumers to invest in FDIC-insured deposits. Certificates of deposit decreased $8.6 million, or 2.5%, to $333.8 million at December 31, 2009 from $342.4 million at December 31, 2008.
Federal Home Loan Bank advances decreased $103.5 million, or 60.9%, to $66.4 million at December 31, 2009 from $169.9 million at December 31, 2008. The decline was the result of scheduled maturities in 2009 and was funded with available liquidity as well as increased deposits. Securities sold under agreements to repurchase were unchanged at $58.0 million at December 31, 2009 and December 31, 2008.
Equity capital increased $1.9 million, or 2.1%, to $91.2 million at December 31, 2009 from $89.3 million at December 31, 2008. The increase resulted primarily from net income of $655,000 during the year ended December 31, 2009 and a net increase in accumulated other comprehensive income of $1.2 million due to a $3.2 million improvement in the unrealized gains in the investment portfolio, net of a $2.5 million reclassification to earnings due to the sale of investment securities and a $493,000 decrease in the unrealized loss on our pension plan.
Comparison of Operating Results for the Years Ended December 31, 2009 and 2008
General. Net income increased $11,000, or 1.7%, to $655,000 for the year ended December 31, 2009 from $644,000 for the prior year. The increase in net income for the year ended December 31, 2009 reflected increases in net interest income of $4.0 million and noninterest income of $194,000, partially offset by increases in noninterest expense of $2.7 million, the provision for loan losses of $1.4 million and income tax expense of $150,000.
Interest Income. Interest income decreased $4.0 million, or 6.9%, to $53.7 million for the year ended December 31, 2009 from $57.7 million for the year ended December 31, 2008. The decrease resulted from a $26.4 million, or 2.7%, decrease in the average balance of interest-earning assets to $968.6 million for the year ended December 31, 2009 from $995.0 million for the year ended December 31, 2008. In addition, the average yield on interest-earning assets decreased by 25 basis points to 5.55% for the year ended December 31, 2009 from 5.80% for the year ended December 31, 2008. The decrease in our average yield on interest-earning assets during the year ended December 31, 2009 as compared to the prior year was due primarily to the general decline in short-term market interest rates.

Interest income on loans decreased $409,000, or 0.9%, to $44.7 million for the year ended December 31, 2009 from $45.1 million for the year ended December 31, 2008. The decrease resulted primarily from a decrease in the average balance of loans of $9.9 million, or 1.4%, to $722.1 million for the year ended December 31, 2009 from $732.0 million for the year ended December 31, 2008. Partially offsetting the decrease in average balance of loans was an increase in the average yield on our loan portfolio of three basis points, to 6.19% for the year ended December 31, 2009 from 6.16% for the year ended December 31, 2008. During this period, we continued to change the composition of our loan portfolio to include a higher percentage of loans secured by real estate and a lower percentage of consumer loans.
Interest income on investment securities decreased $3.6 million, or 28.6%, to $9.0 million for the year ended December 31, 2009 from $12.6 million for the year ended December 31, 2008. The decrease resulted primarily from a $40.7 million, or 16.7%, decrease in the average balance of our securities portfolio to $202.4 million for the year ended December 31, 2009 from $243.1 million for the year ended December 31, 2008, due to increased sales of our securities, primarily mortgage-backed securities. The average yield on our securities portfolio (excluding nontaxable investment securities) decreased by 54 basis points to 4.43% for the year ended December 31, 2009 from 4.97% for the year ended December 31, 2008.
Interest Expense. Interest expense decreased by $8.0 million, or 28.9%, to $19.7 million for the year ended December 31, 2009 from $27.7 million for the year ended December 31, 2008. The decrease resulted primarily from a decrease in interest expense on deposits of $5.3 million and, to a lesser extent, by a $2.7 million decrease in interest expense on borrowed funds. The average rate we paid on deposits decreased 85 basis points to 1.84% for the year ended December 31, 2009 from 2.69% for the year ended December 31, 2008, as we were able to reprice our deposits lower as market interest rates declined. Partially offsetting the decrease in expense due to the decrease in the rates we paid on deposits was a $21.3 million, or 3.2%, increase in the average balance of interest-bearing deposits to $693.3 million for the year ended December 31, 2009 from $672.0 million for the year ended December 31, 2008. The increase in the average balance of our interest-bearing deposits was primarily due to an increase in the average balance of our interest-bearing core deposits (consisting of interest-bearing demand accounts, money market accounts and savings accounts). Management believes that the increase in our core deposits resulted from many consumers investing in FDIC-insured deposits during the current recession.
Interest expense on certificates of deposit decreased $3.8 million, or 27.1%, to $10.2 million for the year ended December 31, 2009 from $14.0 million for the year ended December 31, 2008. The average rate paid on certificates of deposit decreased 112 basis points to 2.97% for the year ended December 31, 2009 from 4.09% for the year ended December 31, 2008, reflecting lower market interest rates. Partially offsetting the decrease in interest expense was a $274,000, or 0.1%, increase in the average balance of certificates of deposit to $342.6 million for the year ended December 31, 2009 from $342.3 million for the year ended December 31, 2008. Interest expense on our core deposits decreased $1.5 million, or 36.6%, to $2.6 million for the year ended December 31, 2009 from $4.1 million for the prior year reflecting lower market interest rates.
Interest expense on borrowed funds decreased $2.7 million, or 28.1%, to $6.9 million for the year ended December 31, 2009 from $9.6 million for the prior year as the average balance of Federal Home Loan Bank advances and securities sold under agreements to repurchase were reduced.

Net Interest Income. Net interest income increased by $4.0 million, or 13.3%, to $34.0 million for the year ended December 31, 2009 from $30.0 million for the year ended December 31, 2008. The improvement in net interest income resulted from a 55 basis point improvement in our interest rate spread to 3.29% for the year ended December 31, 2009 from 2.74% for the year ended December 31, 2008. Our net interest margin increased 50 basis points to 3.51% for the year ended December 31, 2009 from 3.02% for the year ended December 31, 2008. The increase in our interest rate spread and net interest margin reflected the steepening yield curve as short-term market interest rates used to price our deposits have continued to decline in 2009.
Provision for Loan Losses. We recorded a provision for loan losses of $5.2 million for the year ended December 31, 2009 compared to a provision for loan losses of $3.8 million for the year ended December 31, 2008. The primary reasons for the increase in the provision for loan losses were a $12.0 million increase in loans classified as substandard and a $2.2 million increase in net charge-offs to $5.1 million for the year ended December 31, 2009 from $2.9 million for the year ended December 31, 2008. Substandard loans increased to $33.4 million at December 31, 2009 from $21.4 million at December 31, 2008. Included in the December 31, 2009 substandard loan total were impaired loans totaling $17.2 million, with a specific allowance for loan losses of $687,000, while two loans with balances totaling $7.5 million and specific allowances of $683,000 were considered to be impaired at December 31, 2008. In addition, six loans with balances totaling $9.2 million were reclassified to other real estate owned during the year ended December 31, 2009. Net charge-offs increased to 0.71% of average loans outstanding for the year ended December 31, 2009 from 0.40% for the year ended December 31, 2008. The allowance for loan losses to total loans receivable increased to 1.18% at December 31, 2009 from 1.14% at December 31, 2008.
At December 31, 2009, non-performing loans totaled $8.3 million, or 1.17% of total loans, as compared to $5.7 million, or 0.79% of total loans, at December 31, 2008. The allowance for loan losses as a percentage of non-performing loans decreased to 100.66% at December 31, 2009 from 145.06% at December 31, 2008. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2009 and 2008.
Noninterest Income. Noninterest income increased $194,000, or 1.2%, to $16.5 million for the year ended December 31, 2009 from $16.3 million for the year ended December 31, 2008. The increase was primarily attributable to a $2.4 million increase in net gains on the sale of securities available for sale, consisting of mortgage-backed securities, and an increase of $365,000 in net gains on the sale of loans, primarily one- to four-family residential mortgage loans. These gains were offset in part by a decrease in service charges and other fees of $1.9 million due to a significant decrease in insufficient funds and overdraft fees and a decline in other noninterest income due primarily to a $416,000 one-time payment from VISA in 2008. The one-time payment was related to VISA’s redemption of a portion of its Class B shares outstanding in connection with its initial public offering that occurred in March 2008.
Noninterest Expense. Noninterest expense increased $2.7 million, or 6.6%, to $43.8 million for the year ended December 31, 2009 from $41.1 million for the year ended December 31, 2008. The increase was primarily attributable to a $1.8 million increase in salaries and benefits expense, a $1.3 million increase in the FDIC insurance assessment, a $796,000 increase in software and equipment maintenance expense, partially offset by a $1.1 million decrease in professional and outside services expense and a $510,000 decrease in other operations expense. The increase in salaries and benefits was due primarily to the $1.3 million reversal in 2008 of a salary continuation plan liability for our former Chief Executive Officer which was recorded in 2006 and extinguished in 2008. The increase in the FDIC insurance assessment for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily attributable to a $1.3 million increase in the FDIC insurance assessment due to a $478,000 special assessment and increases in the general assessment rate and deposits upon which the assessment is based. The increase in software and equipment maintenance expense related to expenditures incurred to enhance our network security. Professional and outside services expense decreased for the year ended December 31, 2009 compared to the prior year due primarily to $537,000 of previously capitalized initial public offering expenses relating to our terminated initial public offering in late 2007 which were charged to earnings during the year ended December 31, 2008. The decrease in other operations expense was due to higher expenses in the year ended December 31, 2008 due to $784,000 in costs related to the breach in our network security that occurred in early 2008, net of a $227,000 reimbursement received from our insurance carrier, partially offset by $335,000 of costs in 2009 resulting from the Heartland Payment Systems security breach. Heartland Payment Systems expenses consisted of fees imposed on us by VISA to process merchant reimbursements for our customers, the cost of reissuing debit cards to our customers and the expense of the insurance deductible.

Income Tax Expense. Income tax expense was $892,000 for the year ended December 31, 2009 compared to $742,000 for the same period in 2008, primarily due to a $144,000 increase in the Texas state margin tax, to $553,000 for 2009 from $409,000 for 2008. Our effective tax rate, including provisions for the Texas state margin tax was 57.7% for the year ended December 31, 2009 compared to 53.5% for the year ended December 31, 2008.
Comparison of Operating Results for the Years Ended December 31, 2008 and 2007
General. Net income was $644,000 for the year ended December 31, 2008 compared to a net loss of $2.2 million for the year ended December 31, 2007. Net income in 2008 reflected a $4.8 million increase in net interest income and a $1.4 million decrease in noninterest expense, which was partially offset by a $1.9 million increase in income tax expense, a $1.3 million decrease in noninterest income and a $175,000 increase in the provision for loan losses.
Interest Income. Interest income increased $2.8 million, or 5.1%, to $57.7 million for the year ended December 31, 2008 from $54.9 million for the year ended December 31, 2007. The increase resulted from an increase in the average balance of interest-earning assets, which increased $59.7 million, or 6.4%, to $995.0 million for the year ended December 31, 2008 from $935.3 million for the year ended December 31, 2007. During the year ended December 31, 2008, we increased the average balance of our loans and securities. This increase was offset in part by a seven basis points decrease in the average yield on interest-earning assets to 5.80% for the year ended December 31, 2008 from 5.87% for the year ended December 31, 2007. The decrease in our average yield on interest-earning assets during the year ended December 31, 2008 as compared to the prior year was due primarily to the general decline in short-term market interest rates.
Interest income on loans increased $1.1 million, or 2.5%, to $45.1 million for the year ended December 31, 2008 from $44.0 million for the year ended December 31, 2007. The average balance of loans increased $17.6 million, or 2.5%, to $732.0 million for the year ended December 31, 2008 from $714.4 million for the year ended December 31, 2007. During this period, we continued to change the composition of our loan portfolio to include a higher percentage of loans secured by real estate and a lower percentage of consumer loans. The average yield on our loan portfolio remained constant at 6.16% for the years ended December 31, 2008 and 2007.
Interest income on investment securities increased $1.7 million, or 15.5%, to $12.6 million for the year ended December 31, 2008 from $10.9 million for the year ended December 31, 2007. The increase resulted primarily from an increase in the average balance of our securities portfolio which increased $50.8 million, or 26.4%, to $243.1 million for the year ended December 31, 2008 from $192.3 million for the year ended December 31, 2007 due to increased investment in higher yielding mortgage-backed securities, trust preferred securities and tax advantaged municipal obligations. The average yield on our securities portfolio (excluding nontaxable investment securities) increased by 12 basis points, to 4.97% for the year ended December 31, 2008 from 4.85% for the year ended December 31, 2007.

Interest Expense. Interest expense decreased by $2.0 million or 6.7% to $27.7 million for the year ended December 31, 2008 from $29.7 million for the year ended December 31, 2007. The decrease resulted primarily from a decrease in interest expense on deposits of $4.6 million, partially offset by an increase in interest expense on borrowed funds of $2.6 million. The average rate we paid on deposits decreased 60 basis points to 2.69% for the year ended December 31, 2008 from 3.29% for the year ended December 31, 2007 as we were able to reprice our deposits in response to declining market interest rates. The average balance of interest-bearing deposits decreased $19.4 million, or 2.8%, to $672.0 million for the year ended December 31, 2008 from $691.4 million for the year ended December 31, 2007. The decrease in the average balance of our deposits was primarily due to a decrease in the average balances of our money market and savings accounts as we changed the pricing strategy of our core deposits.
Interest expense on certificates of deposit decreased $1.6 million, or 10.3%, to $14.0 million for the year ended December 31, 2008 from $15.6 million for the year ended December 31, 2007. The decrease reflected a 73 basis points decrease in the average rate paid on certificates of deposit to 4.09% for the year ended December 31, 2008 from 4.82% for the year ended December 31, 2007, reflecting lower market interest rates. The average balance of certificates of deposits increased $18.0 million, or 5.6%, to $342.3 million for the year ended December 31, 2008 from $324.3 million for the year ended December 31, 2007, primarily as a result of increased participation in our CDARS program.
Interest expense on our core deposits (consisting of interest-bearing and noninterest-bearing demand accounts, money market accounts and savings accounts) decreased $3.0 million to $4.1 million for the year ended December 31, 2008 from $7.1 million for the prior year as we changed the pricing strategy of our core deposits.
Interest expense on borrowed funds increased by $2.6 million, or 37.1%, to $9.6 million for the year ended December 31, 2008 from $7.0 million for the prior year as we increased our borrowings, primarily Federal Home Loan Bank advances and securities sold under agreements to repurchase, to purchase mortgage-backed securities in order to meet certain regulatory requirements of a federally chartered savings bank.
Net Interest Income. Net interest income increased by $4.8 million, or 19.1%, to $30.0 million for the year ended December 31, 2008 from $25.2 million for the prior year. Our interest rate spread increased 36 basis points to 2.74% for the year ended December 31, 2008 from 2.38% for the year ended December 31, 2007, and our net interest margin increased 32 basis points to 3.02% for the year ended December 31, 2008 from 2.70% for the year ended December 31, 2007. The increase in our interest rate spread and net interest margin reflected the steepening yield curve as short-term interest rates used to price our deposits declined significantly during late 2007 and 2008, while we had steady growth in the average balance of our interest-earning assets, such as loans and securities, which generally are priced based on medium and longer-term interest rates.
Provision for Loan Losses. We recorded a provision for loan losses of $3.8 million for the year ended December 31, 2008 and a provision for loan losses of $3.7 million for the year ended December 31, 2007. The primary reasons for the increase in the provision for loan losses was an increase in our net loans of $8.7 million and an increase in non-performing loans. At December 31, 2008, non-performing loans totaled $5.7 million, or 0.79% of total loans, as compared to $3.0 million, or 0.42% of total loans, at December 31, 2007. The increase in non-performing loans was primarily in the commercial real estate portfolio, a higher risk portfolio as compared to one- to four-family residential mortgage loans. The allowance for loans losses to total loans receivable increased to 1.14% at December 31, 2008 as compared to 1.04% at December 31, 2007.

The allowance for loan losses as a percentage of non-performing loans decreased to 145.06% at December 31, 2008 from 248.52% at December 31, 2007. This percentage decrease was caused by the deterioration of loans which were classified as substandard in 2007 and, therefore, had already been adequately provided for. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2008 and 2007.
Noninterest Income. Noninterest income decreased $1.3 million, or 7.4%, to $16.3 million for the year ended December 31, 2008 from $17.6 million for the year ended December 31, 2007. The decrease was primarily attributable to a decline in service charges and other fees of $2.7 million due to a $923,000 decrease in insufficient funds fees, a $408,000 decrease in service charges on savings accounts, a $389,000 decrease in ATM access and transaction fees, and a $256,000 decrease in debit card interchange income. The decline in service charges and other fees was partially offset by a $952,000 increase in net gains on the sale of one- to four-family residential mortgage loans during the year ended December 31, 2008 as compared to the prior year. In addition, other income increased $140,000 due to a $416,000 one-time payment from VISA in connection with its initial public offering that occurred in March 2008, partially offset by a $282,000 decrease in fees from leasing office space in our headquarters.
Noninterest Expense. Noninterest expense decreased $1.4 million, or 3.2%, to $41.1 million for the year ended December 31, 2008 from $42.4 million for the year ended December 31, 2007. This decrease was primarily attributable to a $1.7 million decrease in salaries and benefits expense and a $491,000 decrease in marketing expense, partially offset by a $721,000 increase in professional and outside services expense. The decrease in salaries and benefits was primarily attributable to the $1.3 million reversal in 2008 of a salary continuation plan liability for our former Chief Executive Officer which was recorded in 2006 and extinguished in 2008. Marketing expense decreased due to a new focus on marketing to internal customers, requiring less advertising through newspaper and radio. Professional and outside services expense increased due primarily to $537,000 of previously capitalized initial public offering expenses relating to our terminated initial public offering in late 2007, which were charged to earnings during the year ended December 31, 2008.
Income Tax Expense (Benefit). Income tax expense was $742,000 for the year ended December 31, 2008 compared to an income tax benefit of ($1.1 million) for 2007, reflecting our income before income tax expense during 2008 as compared to our net loss in 2007. Our effective tax rate was 53.5% for the year ended December 31, 2008 compared to 33.9% for the year ended December 31, 2007. The increase in the effective tax rate was primarily due to the enactment of new income tax laws in the State of Texas.

Average Balances and Yields
The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2009			2008			2007
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$722,143	$44,702	6.19%	$731,999	$45,111	6.16%	$714,412	$44,016	6.16%
Taxable investment securities available for sale	197,331	8,737	4.43	242,551	12,061	4.97	192,263	9,324	4.85
Nontaxable investment securities available for sale	5,112	111	2.17 (4)	520	23	4.42 (4)	—	—	—
Cash and cash equivalents	37,581	66	0.18	9,359	199	2.13	20,458	1,105	5.40
Other	6,456	99	1.53	10,525	302	2.87	8,117	470	5.79

Total interest-earning assets	968,623	53,715	5.55	994,954	57,696	5.80	935,250	54,915	5.87
Noninterest-earning assets	78,690			79,384			81,918

Total assets	$1,047,313			$1,074,338			$1,017,168

Interest-bearing liabilities:
Interest-bearing demand	$66,250	$269	0.41%	$62,176	$367	0.59%	$62,211	$457	0.73%
Savings accounts	197,394	1,344	0.68	189,523	2,119	1.12	200,721	3,011	1.50
Money market accounts	87,032	970	1.11	77,971	1,608	2.06	104,200	3,640	3.49
Certificates of deposit	342,589	10,189	2.97	342,315	14,011	4.09	324,292	15,616	4.82

Total interest-bearing deposits	693,265	12,772	1.84	671,985	18,105	2.69	691,424	22,724	3.29
Federal Home Loan Bank advances	117,547	4,762	4.05	169,026	7,123	4.21	108,848	4,513	4.15
Other secured borrowings	58,000	2,140	3.69	64,497	2,449	3.80	49,349	2,451	4.97

Total interest-bearing liabilities	868,812	19,674	2.26	905,508	27,677	3.06	849,621	29,688	3.49
Noninterest-bearing liabilities(5)	87,115			79,449			79,302

Total liabilities	955,927			984,957			928,923
Equity	91,386			89,381			88,245

Total liabilities and equity	$1,047,313			$1,074,338			$1,017,168

Net interest income		$34,041			$30,019			$25,227

Interest rate spread (1)			3.29%			2.74%			2.38%
Net interest-earning assets (2)	$99,811			$89,446			$85,629

Net interest margin (3)			3.51%			3.02%			2.70%
Average interest-earning assets to interest-bearing liabilities	111.49%			109.88%			110.08%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

(4)	The tax equivalent yield of nontaxable investment securities was 3.29%, and 6.70% for the years ended December 31, 2009 and 2008, respectively, assuming a marginal tax rate of 34%. OmniAmerican Bank did not have investments in nontaxable securities during the year ended December 31, 2007.

(5)	Includes noninterest-bearing deposits.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended December 31,			Years Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$(607)	$198	$(409)	$1,084	$11	$1,095
Taxable investment securities available for sale	(2,249)	(1,075)	(3,324)	2,439	298	2,737
Nontaxable investment securities available for sale	203	(115)	88	—	23	23
Cash and cash equivalents	600	(733)	(133)	(599)	(307)	(906)
Other	(116)	(87)	(203)	140	(308)	(168)

Total interest-earning assets	$(2,169)	$(1,812)	$(3,981)	$3,064	$(283)	$2,781

Interest-bearing liabilities:
Interest-bearing demand	$24	$(122)	$(98)	$—	$(90)	$(90)
Savings accounts	88	(863)	(775)	(168)	(724)	(892)
Money market accounts	187	(825)	(638)	(916)	(1,116)	(2,032)
Certificates of deposit	11	(3,833)	(3,822)	868	(2,473)	(1,605)

Total interest-bearing deposits	310	(5,643)	(5,333)	(216)	(4,403)	(4,619)
Federal Home Loan Bank advances	(2,169)	(192)	(2,361)	2,495	115	2,610
Other secured borrowings	(247)	(62)	(309)	752	(754)	(2)

Total interest-bearing liabilities	$(2,106)	$(5,897)	$(8,003)	$3,031	$(5,042)	$(2,011)

Change in net interest income	$(63)	$4,085	$4,022	$33	$4,759	$4,792

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% or greater. For the year ended December 31, 2009, our liquidity ratio averaged 33.7%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2009.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:
(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.
Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $140.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $210.4 million at December 31, 2009. On that date, we had $66.4 million in Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $266.7 million.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At December 31, 2009, we had $27.6 million in commitments to extend credit. In addition to commitments to originate loans, we had $23.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2009 totaled $254.7 million, or 76.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activity is originating loans. During the years ended December 31, 2009 and 2008, we originated $282.9 million and $288.9 million of loans, respectively, and during the year ended December 31, 2007, we originated $265.5 million of loans. We purchased $106.1 million and $73.6 million of securities during the years ended December 31, 2009 and 2008, respectively, and we purchased $123.5 million of securities during the year ended December 31, 2007.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $170.1 million for the year ended December 31, 2009, a net increase in total deposits of $10.0 million for the year ended December 31, 2008 and a net decrease in deposits of $64.3 million for the year ended December 31, 2007. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $103.5 million for the year ended December 31, 2009, compared to an increase of $13.0 million for the year ended December 31, 2008 and an increase of $28.0 million for the year ended December 31, 2007. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase investment securities. At December 31, 2009, we had the ability to borrow up to $333.1 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $27.5 million in federal funds lines with other financial institutions at December 31, 2009. We also have a line of credit with the Federal Reserve Bank of Dallas which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At December 31, 2009, the borrowing limit for this line of credit was $180.5 million.
OmniAmerican Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, OmniAmerican Bank exceeded all regulatory capital requirements. OmniAmerican Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business —Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 12 — Regulatory Matters of the notes to the consolidated financial statements included in this annual report.
The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of new loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 16 — Financial Instruments with Off-Balance Sheet Risk of the notes to the consolidated financial statements included in this annual report.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
		More than	More than
	One year or	one year to	three years to	More than
	less	three years	five years	five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$25,400	$84,000	$6,000	$9,000	$124,400
Operating leases	488	482	483	532	1,985
Certificates of deposit	254,680	43,764	35,361	10	333,815

Total contractual obligations	$280,568	$128,246	$41,844	$9,542	$460,200

Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$4,127	$—	$—	$—	$4,127
Unused lines of credit (2)	—	—	—	—	23,492

Total loan commitments	$4,127	$—	$—	$—	$27,619

Total contractual obligations and loan commitments	$284,695	$128,246	$41,844	$9,542	$487,819

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

(2)	Since lines of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Recent Accounting Pronouncements
For discussion of Recent Accounting Pronouncements, see Note 2 — Summary of Significant Accounting and Reporting Policies — Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements under Item 8 of this report.
Impact of Inflation and Changing Prices
Our consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
Management of Market Risk
General. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

Our interest rate sensitivity is monitored through the use of a net interest income simulation model which generates estimates of the change in our net interest income over a range of interest rate scenarios. The modeling assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experience and current economic conditions.
We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
(i)	sell the long-term, fixed-rate one- to four-family residential mortgage loans (terms greater than 15 years) that we originate into the secondary mortgage market;
(ii)	lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Dallas;
(iii)	invest in shorter- to medium-term securities;
(iv)	originate commercial business and consumer loans, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in larger noninterest-bearing demand deposit accounts; and
(v)	maintain adequate levels of capital.
We have not engaged in hedging through the use of derivatives.
Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of December 31, 2009, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at December 31, 2009.

At December 31, 2009
				NPV as a Percentage of		Net Interest Income
				Present Value of Assets (3)			Increase (Decrease) in
Change in					Increase	Estimated	Estimated Net Interest
Interest Rates	Estimated	Estimated (Decrease) in NPV			(Decrease)	Net Interest	Income
(basis points)(1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)

+300	$119,525	$(17,256)	(12.61)%	10.53%	(107)	$41,253	$(1,342)	(3.15)%
+200	127,930	(8,851)	(6.47)%	11.11%	(49)	41,874	(719)	(1.69)%
+100	133,957	(2,824)	(2.06)%	11.48%	(12)	42,315	(280)	(0.66)%
0	136,781	—	—	11.60%	—	42,595	—	—
-100	135,457	(1,324)	(0.97)%	11.41%	(19)	42,427	(168)	(0.39)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The Office of Thrift Supervision model illustrates the change in the economic value of our assets and liabilities at December 31, 2009 assuming an immediate change in interest rates. The table above indicates that at December 31, 2009, under the Office of Thrift Supervision model, in the event of a 200 basis point increase in interest rates, we would experience a 6.47% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.97% decrease in net portfolio value.

Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates. As of December 31, 2009, using our internal interest rate risk model, we estimated that our net interest income for the twelve months ending December 31, 2009 would decrease by 1.69% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 0.39% in the event of an instantaneous 100 basis point decrease in market interest rates.
Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value and net interest income. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Audit Committee
OmniAmerican Bank
We have audited the accompanying consolidated balance sheets of OmniAmerican Bank (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity capital and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniAmerican Bank as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We have also examined, in accordance with attestation standards established by the American Institute of Certified Public Accountants, the internal control over financial reporting of OmniAmerican Bank as of December 31, 2009 and our report dated March 24, 2010 expressed an unqualified opinion on the effectiveness of OmniAmerican Bank’s internal control over financial reporting.
Dallas, Texas
March 24, 2010
McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

OmniAmerican Bank
Consolidated Balance Sheets
(In thousands)

	December 31,
	2009	2008

ASSETS

Cash and due from financial institutions	$14,729	$17,242
Short-term interest-earning deposits in other financial institutions	125,415	24,000

Total cash and cash equivalents	140,144	41,242

Investments:
Securities available for sale (Amortized cost of $207,338 on December 31, 2009 and $228,249 on December 31, 2008)	210,421	230,304
Other	3,850	10,014
Loans held for sale	241	160

Loans, net of deferred fees and discounts	706,455	724,044
Less allowance for loan losses	(8,328)	(8,270)

Loans, net	698,127	715,774
Premises and equipment, net	50,951	54,176
Other real estate owned	6,762	488
Mortgage servicing rights	1,168	765
Deferred tax asset, net	7,514	8,406
Accrued interest receivable	3,523	3,921
Other assets	11,226	2,664

Total assets	$1,133,927	$1,067,914

LIABILITIES AND EQUITY CAPITAL

Deposits:
Noninterest-bearing	$75,628	$67,483
Interest-bearing	834,338	672,363

Total deposits	909,966	739,846

Federal Home Loan Bank advances	66,400	169,900
Other secured borrowings	58,000	58,664
Accrued expenses and other liabilities	8,405	10,175

Total liabilities	1,042,771	978,585

Commitments and contingencies

Equity capital:
Retained earnings	90,555	89,900
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	2,035	1,356
Unrealized loss on pension plan, net of income taxes	(1,434)	(1,927)

Total accumulated other comprehensive income (loss)	601	(571)

Total equity capital	91,156	89,329

Total liabilities and equity capital	$1,133,927	$1,067,914

See Notes to Consolidated Financial Statements.

OmniAmerican Bank
Consolidated Statements of Operations
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Interest income:
Loans, including fees	$44,702	$45,111	$44,016
Securities — taxable	8,902	12,536	10,899
Securities — nontaxable	111	49	—

Total interest income	53,715	57,696	54,915

Interest expense:
Deposits	12,771	18,105	22,724
Borrowed funds	6,903	9,572	6,964

Total interest expense	19,674	27,677	29,688

Net interest income	34,041	30,019	25,227

Provision for loan losses	5,200	3,825	3,650

Net interest income after provision for loan losses	28,841	26,194	21,577

Noninterest income:
Service charges and other fees	10,735	12,650	15,316
Net gains on sales of securities available for sale	2,516	121	—
Net gains on sales of loans	1,540	1,175	223
Net gains on sales of fixed assets	5	7	—
Commissions	781	1,166	1,020
Other income	886	1,150	1,010

Total noninterest income	16,463	16,269	17,569

Noninterest expense:
Salaries and benefits	21,051	19,261	20,977
Software and equipment maintenance	2,979	2,183	1,774
Depreciation of furniture, software and equipment	3,684	3,515	3,465
FDIC insurance	2,138	822	807
Service fees	902	898	852
Communications costs	962	985	996
Other operations expense	3,799	4,309	4,485
Occupancy	4,067	4,104	4,094
Professional and outside services	3,204	4,281	3,560
Loan servicing	429	276	489
Marketing	542	443	934

Total noninterest expense	43,757	41,077	42,433

Income (loss) before income tax expense (benefit)	1,547	1,386	(3,287)
Income tax expense (benefit)	892	742	(1,115)

Net income (loss)	$655	$644	$(2,172)

See Notes to Consolidated Financial Statements.

OmniAmerican Bank
Consolidated Statements of Changes in Equity Capital
(In thousands)

		Accumulated
		Other	Total
	Retained	Comprehensive	Equity
	Earnings	Income (Loss)	Capital

Balances at January 1, 2007	$91,428	$(2,567)	$88,861

Comprehensive loss:
Net loss	(2,172)	—	(2,172)
Change in fair value of securities available for sale, net of income tax effect of $(1,370)	—	2,659	2,659
Change in unrealized loss on pension plan, net of income tax effect of $322	—	(626)	(626)

Total comprehensive loss			(139)

Balances at December 31, 2007	89,256	(534)	88,722

Comprehensive income:
Net income	644	—	644
Change in fair value of securities available for sale, net of reclassification to earnings of $(121) and income tax effect of $(365)	—	708	708
Change in unrealized loss on pension plan, net of income tax effect of $384	—	(745)	(745)

Total comprehensive income			607

Balances at December 31, 2008	89,900	(571)	89,329

Comprehensive income:
Net income	655	—	655
Change in fair value of securities available for sale, net of reclassification to earnings of $(2,516) and income tax effect of $(350)	—	678	678
Change in unrealized loss on pension plan, net of income tax effect of $(254)	—	494	494

Total comprehensive income			1,827

Balances at December 31, 2009	$90,555	$601	$91,156

See Notes to Consolidated Financial Statements.

OmniAmerican Bank
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$655	$644	$(2,172)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,313	5,079	4,937
Provision for loan losses	5,200	3,825	3,650
Amortization of net premium on investments	719	448	459
Amortization of mortgage servicing rights	370	34	4
Deferred tax provision (benefit)	288	333	(1,115)
Net gain on sale of securities available for sale	(2,516)	(121)	—
Net gain on sales of loans	(1,540)	(1,175)	(223)
Net gain on disposition of premises and equipment	(5)	(7)	—
Proceeds from sales of loans held for sale	13,608	7,288	7,941
Loans originated for sale	(13,689)	(7,195)	(7,275)
Net loss on write-down of other real estate owned	212	—	—
Net loss (gain) on sale of other real estate owned	86	(3)	65
Federal Home Loan Bank stock dividends	(19)	(220)	(320)
Decrease in cash surrender value of life insurance	—	—	824
Changes in operating assets and liabilities:
Accrued interest receivable	398	(38)	(517)
Other assets	(9,335)	(887)	1,505
Accrued interest payable and other liabilities	(1,022)	829	(446)

Net cash (used in) provided by operating activities	(1,277)	8,834	7,317

Cash flows from investing activities:
Securities available for sale:
Purchases	(106,123)	(73,612)	(123,451)
Proceeds from sales	62,330	40,809	—
Proceeds from maturities, calls and principal repayments	66,501	47,830	33,341
Purchases of other investments	(10)	(1,518)	(3,189)
Redemptions of other investments	6,193	1,789	3,158
Purchases of loans held for investment	(21,460)	(78,044)	(37,720)
Net (increase) decrease in loans held for investment	(45,614)	1,003	49,814
Proceeds from sales of loans held for investment	71,906	65,547	5,718
Purchases of premises and equipment	(2,095)	(6,123)	(3,444)
Proceeds from sales of premises and equipment	12	61	1
Proceeds from sales of other real estate owned	2,583	171	443

Net cash provided by (used in) investing activities	34,223	(2,087)	(75,329)

Cash flows from financing activities:
Net increase (decrease) in deposits	170,120	9,951	(64,257)
Net (decrease) increase in Federal Home Loan Bank advances	(103,500)	13,000	28,000
Net (decrease) increase in other secured borrowings	(664)	(7,492)	24,988

Net cash provided by (used in) financing activities	65,956	15,459	(11,269)

Net increase (decrease) in cash and cash equivalents	98,902	22,206	(79,281)
Cash and cash equivalents, beginning of year	41,242	19,036	98,317

Cash and cash equivalents, end of year	$140,144	$41,242	$19,036

Supplemental cash flow information:
Interest paid	$20,662	$27,672	$28,996
Income taxes paid	$354	$193	$—
Non-cash transactions:
Loans transferred to other real estate owned	$9,155	$168	$508
Loans transferred to foreclosed assets	$4,699	$1,682	$1,264
See Notes to Consolidated Financial Statements.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
NOTE 1 — Organization and Nature of Operations
OmniAmerican Bank (“OmniAmerican”, the “Company” or the “Bank”) is a federally-chartered savings bank headquartered in Fort Worth, Texas. The Bank provides a variety of banking and financial services to individuals and business customers located in a market area which includes North Central Texas. The Bank’s operations are conducted primarily through its executive office in Fort Worth, Texas and 16 branches located in the Dallas/Fort Worth Metroplex and Hood County.
NOTE 2 — Summary of Significant Accounting and Reporting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of OmniAmerican Bank and, for the year ended December 31, 2007, its wholly-owned subsidiary, OmniAmerican Inc. OmniAmerican Inc. became inactive in 2008. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The allowance for loan losses, realization of deferred tax assets and fair values of financial instruments are particularly subject to change.
Segment Reporting
Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assess performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. Senior management evaluates the operations of the Company as one operating segment, community banking, due to the materiality of the banking operation to the Company’s financial condition and results of operations, taken as a whole. As a result, separate segment disclosures are not required.
Cash and Cash Equivalents and Concentrations
Cash and cash equivalents consist of cash on hand, amounts due from banks and investments with maturities of three months or less at date of purchase. Net cash flows are reported for loan and deposit transactions.
The Company maintains funds on deposit at correspondent banks which at times exceed the federally insured limits. The Company’s management monitors the balance in these accounts and periodically assesses the financial condition of correspondent banks.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
Investment Securities
Investments that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available for sale and are carried at fair value. Unrealized gains and losses on investments classified as available for sale have been accounted for as accumulated other comprehensive income (loss).
Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity. For debt securities the Company intends to sell prior to recovery or for which it is more likely than not that the Company will have to sell prior to recovery, impairment losses are considered other-than-temporary and the entire difference between the security’s cost and its fair value is recorded in earnings. For debt securities the Company does not intend to sell or for which it is more likely than not that the Company will not have to sell prior to recovery, the Company recognizes a credit loss component of an other-than-temporary impairment in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment is determined based upon the Company’s estimate of the present value of the cash flows expected to be collected.
The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount between 0.05% and 0.30% of its assets plus between 3.50% and 5.00% of advances outstanding. No ready market exists for the FHLB stock and it has no quoted market value; however, the stock is redeemable upon proper notice given to the FHLB. The investment in FHLB stock is carried at cost and included in other investments in the consolidated balance sheets.
Membership Capital Accounts at Corporate Credit Unions
The Company had membership capital accounts at corporate credit unions as of December 31, 2008. The accounts were uninsured deposits that could be redeemed with a three-year notice. Such amount is included in other investments in the consolidated balance sheets for December 31, 2008. These accounts were redeemed in 2009.
Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Sales in the secondary market are recognized when full acceptance and funding has been received. Gains and losses on sales of loans are recorded as the difference between the sales price and the carrying value of the loan sold.
Loans
Loans that management intends to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, net of an allowance for loan losses and deferred loan fees and costs. Interest on loans is recognized over the terms of the loans and is calculated using the simple interest method on principal amounts outstanding. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual lives of the related loans. For loans that pay-off prior to their contractual maturity, any remaining unamortized loan fees or costs are recognized.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
Premiums and discounts on purchased loans are amortized over the estimated life of the loans as an adjustment to yield using the interest method.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately review individual consumer and residential mortgage loans for impairment, unless such loans are the subject of a restructuring agreement.
Income Recognition on Impaired and Nonaccrual Loans
The accrual of interest on loans, including impaired loans, is discontinued when management believes that the borrower’s financial condition is such that collection of interest is doubtful. The Company’s policy is generally to discontinue accrual of interest when the loan becomes 90 days delinquent. All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. Cash payments received on loans on non-accrual status reduce the principal of the loans.
Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.
Allowance for Loan Losses
The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to cover probable credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on the historical loss experience adjusted for qualitative factors.
Premises and Equipment
Land is carried at cost. Depreciable premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed on the straight-line method based upon the estimated useful lives of the assets ranging from 20 to 40 years for buildings and building improvements and from three to 10 years for furniture and equipment. Maintenance and repairs are charged to noninterest expense. Renewals and betterments are added to the asset accounts and depreciated over the periods benefited. Depreciable assets sold or retired are removed from the asset and related accumulated depreciation accounts and any resulting gain or loss is reflected in the income and expense accounts. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases.
Other Real Estate Owned and Foreclosed Assets
Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell the property at the date of transfer to other real estate owned. The fair value of other real estate is determined through independent third-party appraisals. At the time a loan is transferred to other real estate owned, any carrying amount in excess of the fair value less estimated costs to sell the property is charged off to the allowance for loan losses. Subsequently, should the fair value of an asset, less the estimated costs to sell, decline to less than the carrying amount of the asset, the deficiency is recognized in the period in which it becomes known and is included in noninterest expense. Net operating expenses of properties are also included in noninterest expense. Gains and losses realized from sales of other real estate owned are recorded in noninterest income.
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets. Revenues and expenses from operations and changes in the valuation allowance are included in operations expense.
Mortgage Servicing Rights
Mortgage servicing rights are capitalized when acquired through the sale of loans with servicing rights retained and are amortized to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of mortgage servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.
The estimated fair value is evaluated at least annually by a third party firm for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the mortgage servicing rights’ portfolio. The Company’s methodology for estimating the fair value of mortgage servicing rights is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the fair value. Thus, any measurement of mortgage servicing rights’ fair value is limited by the conditions existing and assumptions as of the date made. Those assumptions may not be appropriate if they are applied at different times.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Effective January 1, 2009, the Company adopted the authoritative guidance under ASC Topic 740, “Income Taxes” requiring the use of a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Pension Plan
The Company has a non-contributory defined benefit plan providing pension benefits covering employees who meet certain age and service requirements. The Plan was initially established through the Company’s membership in the CUNA Mutual Group. Effective December 31, 2006, the Company froze its defined benefit plan for current participants and closed the plan to new participants. The compensation cost under the defined benefit plan is recognized on the net periodic cost method over the employees’ approximate service period. The aggregate cost method is utilized for funding purposes. Effective April 1, 2007, the administration of the plan was transferred from CUNA Mutual Group to Principal Financial Group.
Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and the defined benefit pension plan, are reported as a separate component of the equity capital section of the balance sheet.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
Restrictions on Cash
Cash on hand or on deposit with the Federal Reserve Bank of $9,628 and $8,990 was required to meet regulatory reserve and clearing requirements at December 31, 2009 and 2008, respectively.
Reclassifications
Certain prior year amounts have been reclassified in order to conform to current year presentation. Such reclassifications had no affect on net income or equity.
Advertising Costs
Advertising costs are charged to earnings as incurred. Advertising costs of $368, $261 and $592 were charged to earnings during the years ended December 31, 2009, 2008 and 2007, respectively.
Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance under ASC Topic 815, “Derivatives and Hedging.” The new authoritative guidance requires entities to provide enhanced disclosures for derivative activities and hedging activities with regard to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance, and cash flows. The new authoritative guidance became effective for the Company on January 1, 2009 and did not have a material effect on the Company’s financial statements.
In April 2009, the FASB issued new authoritative guidance under ASC Topic 320, “Investments — Debt and Equity Securities.” The new authoritative guidance amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (“GAAP”) for debt securities. Consistent with previous requirements for recording other-than-temporary impairments, the new authoritative guidance states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the company intends to sell the debt security prior to recovery or it is more-likely-than not that the company will have to sell the debt security prior to recovery. If, however, the company does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, the new authoritative guidance requires a company to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment must be determined based on a company’s best estimate of cash flows expected to be collected. The new authoritative guidance became effective for interim and annual periods ending after June 15, 2009. The Company adopted the new authoritative guidance for the period ended June 30, 2009. Adoption did not have a material effect on the Company’s financial statements.
In April 2009, the FASB revised ASC Topic 825, “Financial Instruments,” to require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. The Company adopted this guidance for the period ended June 30, 2009. The adoption of the revised interim reporting period disclosures did not have a material effect on the Company’s financial statements.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
In April 2009, the FASB issued new authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. Determination of whether a transaction is orderly or not orderly in instances when there has been a significant decrease in the volume and level of activity for an asset or liability depends on an evaluation of facts and circumstances and requires the use of significant judgment. The new authoritative guidance requires a company to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in such inputs and valuation techniques, if any, that occurred during the reporting period. The new authoritative guidance became effective for interim and annual periods ending after June 15, 2009. The Company adopted the new authoritative accounting guidance for the period ended June 30, 2009. Adoption did not have a material effect on the Company’s financial statements.
In May 2009, the FASB issued new authoritative accounting guidance under ASC Topic 855, “Subsequent Events.” The objective of the guidance is to establish principles and requirements for subsequent events and, in particular, the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. The Company has evaluated all events or transactions that occurred after December 31, 2009 through the date the Company issued these consolidated financial statements.
In June 2009, the FASB issued new authoritative guidance under ASC Topic 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance under ASC Topic 860 is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.
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
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which is codified as ASC Topic 105, “Generally Accepted Accounting Principles.” This guidance identifies the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP by nongovernmental entities. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the codification did not alter existing GAAP, it did not have an impact on the financial statements of the Company.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value,” which was codified as ASC Topic 820, “Fair Value Measurements and Disclosures.” This Update applies to all entities that measure liabilities at fair value under ASC 820 and amends sections of ASC Topic 820-10. This ASU states that, in circumstances in which a quoted price in an active market for the identical liability is not available, fair value of the liability must be measured by either (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets, or (b) another valuation technique that is consistent with the principles of ASC 820, such as an income approach or a market approach. Further, if a restriction on the transference of the liability exists, the ASU clarifies that an entity is not required to factor that into the inputs of the fair value determination. Lastly, the ASU also clarifies that a quoted price in an active market for the identical liability, or an unadjusted quoted price in an active market for the identical liability, when traded as an asset, are level 1 measurements within the fair value hierarchy. The guidance in this ASU is effective for the first reporting period beginning after August 2009. The adoption of this guidance did not have a material impact upon the Company’s financial statements.
NOTE 3 — Concentration of Funds
The Company had the following balances on deposit at other financial institutions at the dates indicated:

	December 31,
	2009	2008

The Independent Bankers Bank	$124,041	$22,107
NOTE 4 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2009
U. S. government sponsored mortgage-backed securities	$$130,090	$5,000	$(123)	$134,967
U. S. government sponsored collateralized mortgage obligations	54,378	999	(229)	55,148
Private-label collateralized mortgage obligations (residential)	5,513	—	(438)	5,075
Trust preferred securities	7,762	—	(2,158)	5,604
Municipal obligations	4,595	—	—	4,595
Other equity securities	5,000	32	—	5,032

Total investment securities available for sale	$$207,338	$6,031	$(2,948)	$210,421

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2008
U. S. government sponsored mortgage-backed securities	$178,825	$4,584	$(14)	$183,395
U. S. government sponsored collateralized mortgage obligations	24,919	298	(37)	25,180
Private-label collateralized mortgage obligations (residential)	8,407	1	(1,273)	7,135
Trust preferred securities	7,808	—	(1,533)	6,275
Municipal obligations	5,290	—	—	5,290
Other equity securities	3,000	29	—	3,029

Total investment securities available for sale	$228,249	$4,912	$(2,857)	$230,304

Investment securities available for sale with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009
U. S. government sponsored mortgage-backed securities	$11,680	$(123)	$—	$—	$11,680	$(123)
U. S. government sponsored collateralized mortgage obligations	11,090	(229)	—	—	11,090	(229)
Private-label collateralized mortgage obligations (residential)	1,380	(2)	3,695	(436)	5,075	(438)
Trust preferred securities	—	—	5,604	(2,158)	5,604	(2,158)

	$24,150	$(354)	$9,299	$(2,594)	$33,449	$(2,948)

December 31, 2008
U. S. government sponsored mortgage-backed securities	$5,608	$(14)	$—	$—	$5,608	$(14)
U. S. government sponsored collateralized mortgage obligations	4,595	(11)	1,332	(26)	5,927	(37)
Private-label collateralized mortgage obligations (residential)	4,273	(1,022)	2,143	(251)	6,416	(1,273)
Trust preferred securities	6,275	(1,533)	—	—	6,275	(1,533)

	$20,751	$(2,580)	$3,475	$(277)	$24,226	$(2,857)

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
At December 31, 2009, the Company owned 168 investments of which 15 had unrealized losses. At December 31, 2008, the Company owned 144 investments of which 25 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered temporary as they reflect fair values on December 31, 2009 and 2008, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
At December 31, 2009 and 2008, investment securities available for sale consisted primarily of mortgage-backed securities having stated maturities over five years. The expected maturities on these securities are between one and five years as of December 31, 2009 and 2008, based on estimated prepayments of the underlying mortgages. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties, therefore, a summary of the maturities of these securities is not presented.
Investment securities with an amortized cost of $130,374 and $144,019 at December 31, 2009 and 2008, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with an amortized cost of $67,291 and $68,318 at December 31, 2009 and 2008, respectively, were pledged to secure other borrowings.
During the year ended December 31, 2009, proceeds from sales of investment securities were $62,330, and gains from sales of investment securities were $2,516. During the year ended December 31, 2008, proceeds from sales of investment securities were $40,809 and gains from sales of investment securities were $121. No investment securities were sold during the year ended December 31, 2007. Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.
Other investments consisted of the following at the dates indicated:

	December 31,
	2009	2008

Federal Home Loan Bank stock	$3,825	$7,640
Membership capital accounts in corporate credit unions	—	$2,359
Community Development Investment	25	15

	$3,850	$10,014

Membership capital accounts are uninsured equity capital accounts that may be redeemed with a three-year notice. The Company provided a notice of withdrawal to the holders of the membership capital accounts on January 1, 2006 due to the Company’s conversion to a federally-chartered thrift and the accounts were closed on January 2, 2009.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
NOTE 5 — Loans and Allowance for Loan Losses
The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant and Dallas County, Texas. The composition of the loan portfolio was as follows at the dates indicated:

	December 31,
	2009	2008

Real Estate Loans:
One- to four-family	$257,265	$245,554
Home equity	28,526	27,180
Commercial real estate	100,985	89,023
Real estate construction	36,843	45,840

Total real estate loans	423,619	407,597

Consumer Loans:
Automobile, indirect	176,775	209,371
Automobile, direct	28,722	34,824
Unsecured	14,323	14,505
Other	5,001	5,832

Total consumer loans	224,821	264,532

Commercial Business Loans	59,325	50,975

Total loans	707,765	723,104

Plus (Less):
Deferred fees and discounts	(1,310)	940
Allowance for loan losses	(8,328)	(8,270)

Total loans receivable, net	$698,127	$715,774

In 2008, the Bank began purchasing one- to four-family residential loans at a discounted price to the principal balance of the mortgage loans. As of December 31, 2009, the total outstanding loan balance of all purchased one- to four-family residential loans was $30,253, while the carrying value, net of purchase discounts, was $25,494. As of December 31, 2008, the total outstanding loan balance of all purchased one- to four-family residential loans was $20,218, while the carrying value, net of purchase discounts was $17,916.
Vehicle loan participations amounting to $664 are included in loans receivable at December 31, 2008. These loan participations did not meet the criteria for treatment as sales under ASC 860, “Transfers and Servicing,” and were included in loans and other secured borrowings in the consolidated balance sheets. There were no vehicle loan participations remaining at December 31, 2009.
In 2009, the Company established a line of credit with the Federal Reserve Bank. As of December 31, 2009, $54,418 of commercial loans and $224,890 of consumer loans were pledged as collateral for this line of credit.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
Activity in the allowance for loan losses was as follows for the years indicated:

	Year Ended December 31,
	2009	2008	2007

Balance, beginning of year	$8,270	$7,386	$7,049

Provision for loan losses	5,200	3,825	3,650
Loans charged-off	(5,632)	(3,520)	(4,329)
Recoveries of loans previously charged-off	490	579	1,016

Balance, end of period	$8,328	$8,270	$7,386

Individually impaired loans were as follows:

	December 31,
	2009	2008

Loans with no allocated allowance	$10,622	$2,220
Loans with allocated allowance	6,561	5,272

Total	$17,183	$7,492

Amount of the allowance for loan losses allocated to impaired loans	$687	$683

	Year Ended December 31,
	2009	2008	2007

Average investment in impaired loans during the year	$5,038	$4,469	$—
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	—	—	—
At December 31, 2009 and 2008, loans on which accrual of interest had been discontinued were $8,273 and $5,701, respectively. In addition, at December 31, 2009 and 2008, the Bank had troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) of $17,183 and $2,220, respectively. If interest on these non-accruing and troubled debt restructured loans had been current in accordance with their original terms, such income would have been approximately $268, $531 and $271 for the years ended December 31, 2009, 2008 and 2007, respectively. There were no loans greater than 90 days past due that continued to accrue interest at December 31, 2009 or 2008.
A large percentage of the Company’s customers work or reside in Tarrant or Dallas County, and in the surrounding areas. Although the Company has a diversified loan portfolio, borrowers’ ability to repay loans may be affected by the economic climate of the overall geographic region in which borrowers reside.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
NOTE 6 — Mortgage Servicing Rights
The Company originates one- to four- family residential mortgage loans which are sold in the secondary market. The Company retains the servicing for residential mortgage loans that are sold to the Federal National Mortgage Association (“FNMA”). Residential mortgage loans serviced for FNMA are not included as assets on the consolidated balance sheets.
Following is an analysis of the changes in mortgage servicing rights for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Carrying value, before valuation allowance:
Balance, beginning of year	$765	$65	$—
Additions	860	734	69
Amortization	(370)	(34)	(4)

Balance, end of year	1,255	765	65

Valuation allowance:
Balance, beginning of year	—	—	—
Impairment charge	(87)	—	—
Recovery	—	—	—

Balance, end of year	(87)	—	—

Carrying value of mortgage servicing rights	$1,168	$765	$65

Fair value of mortgage servicing rights	$1,168	$765	$65

Mortgage loans serviced	$104,927	$60,198	$4,710

The amount of contractually specified servicing fees for one- to four- family residential loans was $247, $73 and $8 for the years ended December 31, 2009, 2008 and 2007, respectively. The servicing fees for one- to four- family residential loans are recorded in service charges and other fees on the consolidated statements of operations.
NOTE 7 — Premises and Equipment
Premises and equipment were as follows at the dates indicated:

	December 31,
	2009	2008

Land	$6,690	$6,690
Buildings and improvements	46,298	45,682
Furniture and equipment	42,190	40,817
Leasehold improvements	3,118	3,157

	98,296	96,346
Accumulated amortization and depreciation	(47,345)	(42,170)

	$50,951	$54,176

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
Depreciation and amortization charged to expense amounted to $5,313, $5,079 and $4,937 for the years ended December 31, 2009, 2008 and 2007, respectively.
At December 31, 2009, the Company had certain non-cancelable operating leases for premises with future minimum annual rental payments as follows:

Year ended December 31,

2010	$488
2011	241
2012	241
2013	241
2014	242
Thereafter	532

$1,985

Rent expense was $520, $560 and $544 for the years ended December 31, 2009, 2008 and 2007, respectively.
During the year ended December 31, 2009, the St. Paul branch located in Dallas, Texas was closed and the lease was terminated.
The lease for the Lewisville, Texas branch expired on December 31, 2009. The branch relocated to Flower Mound, Texas and operations in the new branch location began in December 2009. The Company has entered into a ten-year lease for the Flower Mound, Texas location.
The Company owns a 202,000 square-foot office building in Fort Worth, Texas that it uses for its administrative headquarters and certain bank operations. The Company occupies approximately 51,000 square feet of the building and leases the remaining space to various tenants. Gross rental income from these leases of $2,488, $2,515 and $2,456 was recognized for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, non-cancelable operating leases for the building with future minimum lease payments are as follows:

Year ended December 31,

2010	$2,253
2011	1,763
2012	1,363
2013	1,198
2014	1,182
Thereafter	2,055

$9,814

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
NOTE 8 — Other Real Estate Owned and Other Foreclosed Assets
At December 31, 2009 and 2008, other real estate owned totaled $6,762 and $488, respectively. The other real estate owned at December 31, 2009 included two foreclosed single-family residential properties with a fair market value of $671, a commercial real estate property with a fair market value of $1,390 and a condominium project with a fair value of $4,425. During the year ended December 31, 2009, two foreclosed single-family residential properties and one unit of the condominium project were sold for net proceeds of $2,583 and a loss of $86 was recorded related to the sales of these properties. During the year ended December 31, 2008, a residential mortgage property of $168 was acquired through deed in lieu of foreclosure. The proceeds from mortgage insurance and the sale of the property exceeded the loan balance and costs to sell the property by $3.
At December 31, 2009 and 2008, other real estate owned also included the fair market value of property that had been purchased as a potential branch site in 2000. In 2006, the property was reclassified to other real estate owned from premises and equipment and a $222 charge to operations was recorded to write-down the book value of the property to its fair market value of $488 as a result of management’s decision to sell the property rather than build a branch at the site. An additional $212 charge to operations was recorded in 2009 to write-down the book value of the property to its fair market value as of December 31, 2009 of $276.
At December 31, 2009 and 2008, other foreclosed assets, which are included in other assets, totaled $267 and $98, respectively.
NOTE 9 — Deposits
Deposits by major type consisted of the following at the dates indicated:

	December 31,
	2009	2008

Noninterest-bearing demand	$75,628	$67,483
Interest-bearing demand	201,950	61,962
Savings	203,110	186,352
Money market	95,463	81,634
Certificates of deposit	333,815	342,415

Total deposits	$909,966	$739,846

The following table summarizes the interest expense incurred on the deposits by major type for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Interest-bearing demand	$268	$367	$457
Savings	1,344	2,119	3,011
Money market	970	1,608	3,640
Certificates of deposit	10,189	14,011	15,616

Total interest expense on deposits	$12,771	$18,105	$22,724

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
Certificates of deposit in excess of $100 were $109,291 and $87,684 at December 31, 2009 and 2008, respectively. Generally, deposits greater than $250 are not federally insured.
The remaining maturity on certificates of deposit at December 31, 2009 is presented below:

Year ended December 31,

2010	$254,680
2011	29,254
2012	14,510
2013	27,820
2014 & beyond	7,551

$333,815

At December 31, 2009 and 2008, brokered time deposits totaled $883 and $19,873, respectively.
NOTE 10 — Borrowed Funds
The Company has a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term with pledged assignments. At December 31, 2009, advances from the FHLB of Dallas totaled $66,400 and had fixed interest rates ranging from 2.58% to 4.43% with a weighted average rate of 3.54%. At December 31, 2008, advances from the FHLB of Dallas totaled $169,900 and had fixed interest rates ranging from 2.58% to 5.20% with a weighted average rate of 4.20%. The borrowings are collateralized by a blanket floating lien on all first mortgage loans, mortgage-backed securities, the FHLB capital stock owned by the Company and any funds on deposit with FHLB. At December 31, 2009 and 2008, the borrowing limit was $333,091 and $388,294, respectively. In addition, investment securities with an amortized cost of $130,374 and $144,019 were pledged to secure the advances at December 31, 2009 and 2008, respectively.
At December 31, 2009, the Company had FHLB advances outstanding which mature on the dates indicated as follows:

Year ended December 31,

2010	$25,400
2011	19,000
2012	15,000
2013	—
2014	—
Thereafter	7,000

$66,400

The Company entered into a sale of securities under agreement to repurchase (“repurchase agreement”) with PNC Bank, N.A. (“PNC”) on July 24, 2007. The agreement is structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The repurchase agreement is treated as a financing and the obligation to repurchase securities sold is included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. At December 31, 2009 and 2008, the Company had $58,000 and $58,000 in repurchase agreements outstanding, respectively. These repurchase agreements were secured by investment securities with an amortized cost of $67,291 and $68,318 at December 31, 2009 and 2008, respectively.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
At December 31, 2008, other secured borrowings also included the participated portion of loans with outside financial institutions that did not qualify as a sale under ASC Topic 860, “Transfers and Servicing,” due to the Company maintaining an obligation to repurchase any loans that become impaired. The balance of participated loans included in other secured borrowings was $664 at December 31, 2008. There were no participated loans remaining at December 31, 2009.
Additionally, the Company maintains $27,500 in federal funds lines with other financial institutions.
In 2009, the Company established a line of credit with the Federal Reserve Bank. As of December 31, 2009 $54,418 of commercial loans and $224,890 of consumer loans were pledged as collateral. At December 31, 2009, the available line of credit was $180,481. The Bank has never drawn on this line of credit.
Information relating to the FHLB advances and other borrowings for the years ended December 31, 2009 and 2008 is summarized as follows:

	Year Ended December 31,
	2009	2008

Maximum Balance:
FHLB advances	$159,900	$189,650
Other secured borrowings	58,000	73,225

Average Balance:
FHLB advances	117,547	169,026
Other secured borrowings	58,000	64,497

Weighted average interest rate:
During the period:
FHLB advances	4.05%	4.21%
Other secured borrowings	3.68%	3.80%

End of period:
FHLB advances	3.54%	4.20%
Other secured borrowings	3.52%	3.25%

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
NOTE 11 — Employee Benefit Plans
The Company sponsors a defined benefit pension plan (the “Pension Plan”) for the benefit of its employees. The Pension Plan originally called for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and compensation levels at retirement. On November 15, 2006, the Company announced that it would freeze benefits under the Pension Plan effective December 31, 2006, so that no further benefits will be earned by employees after that date. In addition, no new participants may be added to the Pension Plan after December 31, 2006.
Changes in the plan benefit obligation using a December 31 measurement date for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008

Projected benefit obligation as of January 1,	$4,697	$5,591
Interest cost	276	295
Actuarial loss (gain)	28	(412)
Effect of settlement	(1,010)	(777)

Projected benefit obligation at December 31,	$3,991	$4,697

Accumulated benefit obligation at December 31,	$3,991	$4,697

Changes in plan assets for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008

Fair value of plan assets as of January 1,	$3,562	$5,977
Actual return on plan assets	349	(1,638)
Employer contributions	116	—
Effect of settlement	(1,010)	(777)

Fair value of plan assets as of December 31,	$3,017	$3,562

Funded status as of December 31,	$(974)	$(1,135)

At December 31, 2009 and 2008, the funded status is recognized in accrued expenses and other liabilities in the consolidated balance sheets.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
The net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 includes the following components:

	Year Ended December 31,
	2009	2008	2007

Interest cost on projected benefit obligation	$276	$295	$322
Expected return on assets	(223)	(431)	(540)
Amortization of net loss	100	45	14
Effect of settlement recognition	550	483	472

Net periodic pension cost	$703	$392	$268

Assumptions used in accounting for the Pension Plan are as follows:

	Year Ended December 31,
	2009	2008	2007

Discount rate	6.00%	5.50%	5.75%
Expected long-term rate of return on assets	6.50%	7.50%	7.50%
Rate of increase in future compensation	0.00%	0.00%	0.00%
Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.
The Company’s current pension plan target allocations and the weighted-average asset allocations as of December 31, 2009 and 2008 by asset category are as follows:

	Target	Actual Allocations
	Allocations	2009	2008

Equity securities	40%	35%	44%
Debt securities	60%	65%	56%

	100%	100%	100%

The assets of the defined benefit pension plan are invested in domestic and international equity securities, fixed income securities and real estate securities funds. The plan’s investment policy includes guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The objective is to maintain investment portfolios that limit risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plan’s actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. The Bank periodically reviews the investment policy. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
The Company made a contribution to the plan of $116 during the year ended December 31, 2009 and made no contributions during the year ended December 31, 2008. The Company does not expect to make additional contributions to the plan in fiscal year 2010.
As of December 31, 2009, the pension benefit payments were expected to be paid as follows:

Year ended December 31,

2010	$38
2011	9
2012	53
2013	120
2014	280
Years 2015 - 2019	890
The Company also has a discretionary defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and allows employees to contribute a portion of their salary on a pretax basis into the Savings Plan. The Company matches a portion of employees’ contributions. Matching contributions made by the Company are accrued and funded on a current basis. During the years ended December 31, 2009, 2008 and 2007, the Company contributed approximately $617, $616 and $535 to the Savings Plan, respectively, which is included in salaries and benefits expense in the accompanying consolidated statements of operations.
The Company has entered into deferred compensation agreements with certain executives that provide benefits payable based on specified terms of the agreements. A portion of the benefits is subject to forfeiture if the employee willfully leaves employment or employment is terminated for cause as defined in the agreements. The accrued liability for these agreements as of December 31, 2009 and 2008 was $156 and $210, respectively. Deferred compensation expense related to these agreements was $156, $266 and $204 for the years ended December 31, 2009, 2008 and 2007, respectively.
NOTE 12 — Regulatory Matters
The Company is subject to regulation and examination by the Office of Thrift Supervision (“OTS”), its primary regulator. The Federal Deposit Insurance Corporation (“FDIC”) also has regulatory and examination authority with respect to the Company. The deposits of the Company are insured by the FDIC.
In January 2008, the Bank incurred a breach of its ATM/debit card system. According to the OTS, this breach of the Bank’s data systems indicated deficiencies in the Bank’s monitoring of its information technology and customer information security. In response to its findings, the OTS issued a Cease and Desist Order (“the Order”) relative to the Bank’s customer information security programs. The Bank’s Board of Directors executed a Stipulation and Consent to the Order. In response to the terms of the Order, and with the assistance of qualified consultants, the Bank prepared and received OTS approval of an information technology security remediation and action plan. This plan addressed, among other things, any identified security deficiencies, implementation of processes to detect intrusions and compliance with all applicable regulatory guidelines as set forth by the OTS. As of October 23, 2008, the Bank had completed its performance of all requirements of the Order. The OTS conducted an information technology examination in April 2009 and found that the Bank had taken the required steps to address the weaknesses that had allowed the breach of its ATM/debit card system to occur. As a result of the findings of the examination, the OTS terminated the Order on June 11, 2009.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations. The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets. The guidelines define Tier 1 capital and Tier 2 capital. The components of Tier 1 capital for the Company include equity capital excluding unrealized gains and losses on available for sale securities and other intangible assets. Tier 2 capital includes a portion of the allowance for loan losses. These two components combine to become Total Capital. The guidelines also stipulate that four categories of risk weights (0, 20, 50 and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two step process, whereas the face value of the off-balance sheet item is converted to a “credit equivalent amount” and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 31, 2009 and 2008 included unfunded loan commitments and letters of credit. The minimum ratio for qualifying Total Capital is 8.0%, of which 4.0% must be Tier 1 capital.
In addition to the minimum guidelines stated above, the regulatory authorities have established minimums for an institution to be classified as “well capitalized.” A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
The following table sets forth the Company’s capital ratios as of December 31, 2009 and 2008:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total risk-based capital to risk-weighted assets	$90,372	12.03%	$60,097	8.00%	$75,122	10.00%
Tier I risk-based capital to risk- weighted assets	82,731	11.01%	30,049	4.00%	45,073	6.00%
Tier I (Core) capital to adjusted total assets	82,731	7.35%	45,022	4.00%	56,277	5.00%
As of December 31, 2008
Total risk-based capital to risk-weighted assets	$89,375	11.73%	$60,972	8.00%	$76,215	10.00%
Tier I risk-based capital to risk- weighted assets	81,788	10.73%	30,486	4.00%	45,729	6.00%
Tier I (Core) capital to adjusted total assets	81,788	7.71%	42,415	4.00%	53,019	5.00%
The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a Qualified Thrift Lender (“QTL”) test. The QTL test requires at least 65% of assets be maintained in housing-related finance and other specified areas. An institution must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. If this requirement is not met, limits are placed on growth, branching, new investments, and FHLB advances and dividends or the Company must convert to a commercial bank charter. At December 31, 2009 and 2008, QTL was calculated as 83.0% and 84.0% respectively, and the Company has met the test in each month of the years ended December 31, 2009 and 2008. Additionally, the Company must operate within the parameters of its approved three-year business plan and submit a variance report to the OTS each calendar quarter.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
The following is a reconciliation of the Company’s equity under accounting principles generally accepted in the United States of America to regulatory capital (as defined by the OTS and FDIC) as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Total capital	$91,156	$89,329
Deferred tax assets disallowed for regulatory capital	(7,824)	(8,112)
Unrealized gain on securities available for sale	(2,035)	(1,356)
Unrealized loss on pension plan	1,434	1,927

Tier I capital	82,731	81,788
General allowance for loan losses	7,641	7,587

Total regulatory capital	$90,372	$89,375

NOTE 13 — Income Taxes
The current and deferred portions of net income tax expense included in the consolidated statements of operations are presented below for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Current
Federal	$51	$(528)	$(989)
State	553	409	—

Total current taxes	604	(119)	(989)

Deferred
Federal	288	861	(126)
State	—	—	—

Total deferred taxes	288	$861	$(126)

Total income taxes	$892	$742	$(1,115)

In June 2006, the FASB issued authoritative accounting guidance under ASC Topic 740, “Income Taxes.” This authoritative guidance prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with tax authorities) for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. The Company adopted the guidance effective January 1, 2009 with no effect on the financial statements.
During the years ended December 31, 2009 and 2008, the Company did not incur any interest or penalties on income taxes. The Company will record interest and penalties on income taxes, if any, when they are incurred in noninterest expense.
The Company was a credit union prior to 2006 and was not subject to federal or state income taxes. The Company became a taxable entity effective January 1, 2006 in conjunction with its charter conversion. As a result of the change in tax status, the Company recorded a net deferred tax asset on January 1, 2006 in the amount of $6,107. The net deferred tax asset consisted of a tax benefit of $4,541 as a result of timing differences for certain items such as depreciation of premises and equipment and allowance for loans losses and $1,566 for the tax effect of the changes in the fair value of securities available for sale. The Company’s pretax income is subject to federal income taxes at a combined rate of 34%.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
At December 31, 2009 and 2008, the net deferred tax asset consisted of the following:

	December 31,
	2009	2008

Deferred tax assets:
Allowance for loan losses	$2,375	$2,475
Premises and equipment	1,827	2,712
Net operating loss	3,231	2,749
Deferred compensation	202	166
Pension plan	739	993
Accrued expenses	356	144
Other real estate owned	91	—
Other	212	265

	9,033	9,504

Deferred tax liabilities:
Servicing rights	(397)	(260)
Securities available for sale	(1,048)	(698)
FHLB stock	(74)	(140)

	(1,519)	(1,098)

Net deferred tax asset	$7,514	$8,406

No valuation allowance has been provided on deferred tax assets as of December 31, 2009 or 2008. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible temporary differences.
For the years ended December 31, 2009, 2008 and 2007, the effective tax rate differs from the federal statutory rate of 34% applied to loss before income taxes due to the following:

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate times financial statement income (loss)	$526	$471	$(1,118)
Effect of:
State taxes, net of federal benefit	367	270	—
Nontaxable income	(38)	(16)	—
Non-deductible expenses	37	17	3

Total income tax expense (benefit)	$892	$742	$(1,115)

Effective tax rate	57.7%	53.5%	33.9%

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
As of December 31, 2009, the Company had net operating loss carryforwards of approximately $9,513 which begin to expire in 2026. These net operating loss carryforwards may be used to offset future income taxes payable, however the Company may be subject to alternative minimum tax. The realization of the net operating loss carryforwards is dependent on future taxable income.
NOTE 14 — Related Party Transactions
The Company has made loans in the ordinary course of business with certain of its executive officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments. Loans to executive officers, directors and their affiliates were as follows for the year ended December 31, 2009:

Balance at beginning of year	$1,938
New loans	1,311
Effect of changes in composition of related parties	(723)
Repayments	(105)

Balance at end of year	$2,421

Deposits from executive officers, directors, and their affiliates were $1,639 and $679 at December 31, 2009 and 2008, respectively.
NOTE 15 — Fair Value Measurements
ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
A description of the valuation methodologies used for assets measured at fair value on a recurring basis, as well as the general classification of such assets pursuant to the fair value hierarchy, is set forth below.
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
In accordance with ASC Topic 820, certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets or liabilities required to be measured at fair value on a nonrecurring basis include impaired loans, loans held for sale and mortgage servicing rights. Nonfinancial assets or liabilities required to be measured at fair value on a nonrecurring basis include other real estate owned.
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
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair values of mortgage servicing rights are obtained through independent third-party valuations through an analysis of cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.
Other real estate owned is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
Assets and liabilities measured at fair value on a recurring and nonrecurring basis are summarized below:

	Fair Value Measurements at December 31, 2009, Using			Total Fair Value at
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	December 31, 2009

Measured on a recurring basis:
Assets:
Securities available for sale	$—	$204,817	$5,604	$210,421

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$5,874	$5,874
Mortgage servicing rights	—	—	1,168	1,168
Other real estate owned	—	—	6,762	6,762

	Fair Value Measurements at December 31, 2008, Using			Total Fair Value at
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	December 31, 2008

Measured on a recurring basis:
Assets:
Securities available for sale	$—	$224,029	$6,275	$230,304

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$4,589	$4,589
Other real estate owned	—	—	488	488
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Securities
available for sale
Beginning balance, January 1, 2009	$6,275
Total gains or losses (realized / unrealized)
Included in earnings:
Interest income on securities	18
Included in other comprehensive income	(626)
Purchases, issuances and settlements	(63)
Transfers into Level 3	—

Ending balance, December 31, 2009	$5,604

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Securities
available for sale
Beginning balance, January 1, 2008	$—
Total gains or losses (realized / unrealized)	—
Total gains or losses included in other comprehensive income	(1,533)
Purchases, issuances and settlements	7,808
Transfers into Level 3	—

Ending balance, December 31, 2008	$6,275

No changes in unrealized gains or losses were recorded through earnings for the years ended December 31, 2009 and 2008 for the assets measured using significant unobservable inputs (Level 3 Inputs).
ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.
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

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2009 and 2008 were summarized as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$140,144	$140,144	$41,242	$41,242
Securities available for sale	210,421	210,421	230,304	230,304
Other investments	3,850	3,850	10,014	10,014
Loans held for sale	241	241	160	160
Loans, net	698,127	707,198	715,774	721,093
Mortgage servicing rights	1,168	1,168	765	765
Accrued interest receivable	3,523	3,523	3,921	3,921

Financial liabilities:
Deposits	$909,966	$913,903	$739,846	$744,161
Federal Home Loan Bank advances	66,400	68,182	169,900	171,466
Other secured borrowings	58,000	62,037	58,664	64,621
Accrued interest payable	852	852	1,840	1,840

Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—
NOTE 16 — Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments, standby letters of credit and documentary letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.
The Company’s exposure to credit loss in the event of non-performance by the other party of these loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
Outstanding commitments to extend credit and standby letters of credit are summarized as follows at December 31, 2009 and 2008:

	December 31,
	2009	2008

Commitments to extend credit	$27,619	$35,269
Standby letters of credit	1,097	910

	$28,716	$36,179

As of December 31, 2009 and 2008, commitments to fund fixed rate loans of $3,453 and $3,557, respectively, were included in the outstanding commitments to extend credit. The interest rates on these commitments to fund fixed rate loans ranged from 2.5% to 12.99% at December 31, 2009 and 2008.
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Since many of the loan commitments and letters of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate and income-producing commercial properties.
NOTE 17 — Litigation
The Company is involved in legal actions arising in the ordinary course of business. It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Company’s financial position, results of operations or cash flows.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
NOTE 18 — Plan of Reorganization
On January 30, 2007, the Company’s Board of Directors adopted a Plan of Mutual Holding Company Reorganization and Stock Issuance (“Plan”). Under the Plan, the Bank planned to reorganize into a federally chartered capital stock savings bank as part of a federally chartered mutual holding company structure, including the establishment of a federal stock holding company that would have been a majority-owned subsidiary of the mutual holding company.
As part of the Plan, the federal stock holding company intended to conduct a minority stock offering. Shares issued in that offering would have been registered with the Securities and Exchange Commission. The Plan established December 31, 2004 as the eligibility record date for determining members of the Bank who were eligible account holders entitled to receive nontransferable subscription rights to subscribe for the common stock of the federal stock holding company. After the stock offering provided for in the Plan, depositors of the Bank would have been members of the federally chartered mutual holding company, which would have continued to own a majority of the federal stock holding company’s outstanding shares of common stock. The normal business of the Bank would have continued without interruption. Deposit and savings accounts would have continued to be insured by the Federal Deposit Insurance Corporation, an agency of the federal government.
On February 13, 2007, the Board determined it was appropriate to delay proceeding with the Plan after the unexpected death of the President and CEO. Due to the passage of time and its effect on material terms of the Plan, including the various eligibility record dates for members, the Board determined that it was in the best interests of the Bank and its members to terminate the Plan effective December 18, 2008. Deferred costs associated with the Plan of $537 and $270 were charged to operations during the years ended December 31, 2008 and 2007, respectively.
On June 23, 2009, the Board of Directors of the Company adopted a Plan of Conversion (the “2009 Plan”) whereby the Bank would convert from a federally chartered mutual savings bank to a federally chartered stock savings bank. The 2009 Plan provided for the formation of a holding company, OmniAmerican Bancorp, Inc. (the Holding Company), that would sell shares of common stock to the public and would own 100% of the common stock of the Bank. On September 11, 2009, OmniAmerican Bancorp Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-161894) with respect to the shares to be offered and sold pursuant to the stock issuance plan. OmniAmerican Bancorp Inc. registered for offer and sale 11,902,500 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on November 12, 2009. In addition, the 2009 Plan was approved by the Office of Thrift Supervision on November 12, 2009. The Company’s depositors approved the 2009 Plan on January 15, 2010. The shares of common stock were offered to eligible account holders, depositors as of March 31, 2008, of OmniAmerican Bank and tax-qualified employee benefit plans sponsored by the Bank.
The public stock offering closed on January 20, 2010 and the common stock began trading on the NASDAQ Global Market on January 21, 2010 under the symbol “OABC”.
The stock offering resulted in gross proceeds of $119,025 through the sale of 11,902,500 shares at $10.00 per share. Expenses related to the offering were approximately $3,499. OmniAmerican Bancorp, Inc. received net proceeds from the initial public offering of $115,526 and loaned $9,522 to OmniAmerican Bank’s employee stock ownership plan to enable it to purchase 952,200 shares of common stock in the offering. The remaining net proceeds were $106,004, of which $86,645 was contributed to OmniAmerican Bank in the form of additional paid in capital and the remainder has been retained by OmniAmerican Bancorp, Inc. to be utilized for general corporate purposes.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
As of December 31, 2009, the Company had incurred $1,457 of offering costs, which are included in other assets on the consolidated balance sheets. Organization costs are expensed as incurred.
The proceeds of the stock offering were distributed as follows:

Net offering proceeds:
Stock offering proceeds	$119,025
Less offering expenses	3,499

Net offering proceeds	$115,526

Use of net proceeds:
To OmniAmerican Bank	$86,645
To fund loan to employee stock ownership plan	9,522

Retained by OmniAmerican Bancorp, Inc.	$19,359

The following table sets forth pro forma capital ratios as of December 31, 2009 for the Holding Company and the Bank, after giving effect to the sale of 11,902,500 shares of common stock at a $10.00 per share offering price and the receipt by OmniAmerican Bank of 75% of the net offering proceeds.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets (1)
OmniAmerican Bancorp, Inc.	$196,376	24.42%	$64,337	8.00%	N/A	N/A
OmniAmerican Bank	167,495	21.21%	63,182	8.00%	$78,978	10.00%
Tier I risk-based capital to risk- weighted assets (1)
OmniAmerican Bancorp, Inc.	188,735	23.47%	32,169	4.00%	N/A	N/A
OmniAmerican Bank	159,854	20.24%	31,591	4.00%	47,387	6.00%
Tier I (Core) capital to adjusted total assets
OmniAmerican Bancorp, Inc.	188,735	15.33%	49,260	4.00%	N/A	N/A
OmniAmerican Bank	159,854	13.29%	48,105	4.00%	60,131	5.00%

(1)	Pro forma amounts and percentages assume net proceeds were invested in assets that carry a 50% risk weighting.

OmniAmerican Bank
Notes to Consolidated Financial Statements
(Dollars in thousands)
NOTE 19 — Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
2009
Interest income	$12,741	$13,323	$13,736	$13,915
Interest expense	3,941	4,570	5,254	5,909

Net interest income	8,800	8,753	8,482	8,006
Provision for loan losses	875	1,925	900	1,500

Net interest income after provision for loan losses	7,925	6,828	7,582	6,506
Noninterest income	3,598	4,503	3,959	4,403
Noninterest expense	11,227	11,028	10,946	10,556

Income before income tax expense	296	303	595	353
Income tax expense	198	205	299	190

Net income	$98	$98	$296	$163

2008
Interest income	$14,311	$14,565	$14,321	$14,499
Interest expense	6,368	6,588	6,968	7,753

Net interest income	7,943	7,977	7,353	6,746
Provision for loan losses	1,450	500	1,300	575

Net interest income after provision for loan losses	6,493	7,477	6,053	6,171
Noninterest income	3,777	4,235	3,823	4,434
Noninterest expense	10,611	10,492	9,701	10,273

Income before income tax expense	(341)	1,220	175	332
Income tax expense	(76)	532	114	172

Net income	$(265)	$688	$61	$160

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. (T) Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
(b) Not applicable.
(c) Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
This annual report does not include a management’s report or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. A Management’s report and an attestation report was not required pursuant to rules of the Securities and Exchange Commission that permit new public companies to not have such discourses in their first annual report as a public company.
ITEM 9B. Other Information
None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
OmniAmerican Bancorp, Inc. has adopted a Code of Ethics that applies to OmniAmerican Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to the Form 10-K for the year ended December 31, 2009. A copy of the Code will be furnished without charge upon written request to the Secretary, OmniAmerican Bancorp, Inc., 1320 South University Drive, Suite 900, Fort Worth, Texas 76107.
Information concerning Directors and executive officers of OmniAmerican Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11. Executive Compensation
Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”
ITEM 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II— Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of OmniAmerican Bancorp, Inc., as amended*
3.2	Bylaws of OmniAmerican Bancorp, Inc.*
4	Form of Common Stock Certificate of OmniAmerican Bancorp, Inc.*
10.1	Employment Agreement between OmniAmerican Bank, OmniAmerican Bancorp, Inc. and Tim Carter**
10.2	Form of Change in Control Agreement between OmniAmerican Bank and each Senior Executive Vice President*
10.3	OmniAmerican Bank Employee Stock Ownership Plan*
10.4	OmniAmerican Bank Incentive Award Plan for Senior Executives***
14	Code of Ethics
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of OmniAmerican Bancorp, Inc. (File No. 333-161894), originally filed with the Securities and Exchange Commission on September 11, 2009, as amended.

**	Incorporated by reference to Exhibit 10.1 to the Form 8-K of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on February 25, 2010.

***	Incorporated by reference to Exhibit 10.1 to the Form 8-K of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on February 1, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIAMERICAN BANCORP, INC.
Date: March 24, 2010	By:	/s/ Tim Carter
Tim Carter
President, Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Tim Carter Tim Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2010

/s/ Deborah B. Wilkinson Deborah B. Wilkinson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2010

/s/ Wayne P. Burchfield, Jr.	Chairman of the Board	March 24, 2010
Wayne P. Burchfield, Jr.

/s/ Elaine Anderson Elaine Anderson	Vice Chairman of the Board	March 24, 2010

/s/ Joan Anthony	Director	March 24, 2010
Joan Anthony

/s/ Norman G. Carroll Norman G. Carroll	Director	March 24, 2010

/s/ Patti Callan	Director	March 24, 2010
Patti Callan

/s/ Patrick D. Conley Patrick D. Conley	Director	March 24, 2010

/s/ James Herring James Herring	Director	March 24, 2010

/s/ John F. Sammons, Jr. John F. Sammons, Jr.	Director	March 24, 2010