Form 10-Q
period 2010-03-31
OmniAmerican Bancorp, Inc.
filed 2010-05-10
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
There were 11,902,500 shares of Common Stock, par value $0.01 per share, issued and outstanding as of May 10, 2010.

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009
ASSETS

Cash and due from financial institutions	$14,296	$14,729
Short-term interest-earning deposits in other financial institutions	11,110	125,415

Total cash and cash equivalents	25,406	140,144

Investments:
Securities available for sale (Amortized cost of $301,303 on March 31, 2010 and $207,338 on December 31, 2009)	304,287	210,421
Other	3,855	3,850
Loans held for sale	1,087	241

Loans, net of deferred fees and discounts	692,194	706,455
Less allowance for loan losses	(8,695)	(8,328)

Loans, net	683,499	698,127
Premises and equipment, net	50,156	50,951
Other real estate owned	6,726	6,762
Mortgage servicing rights	1,245	1,168
Deferred tax asset, net	7,267	7,514
Accrued interest receivable	3,729	3,523
Other assets	8,218	11,226

Total assets	$1,095,475	$1,133,927

LIABILITIES AND EQUITY CAPITAL

Deposits:
Noninterest-bearing	$71,237	$75,628
Interest-bearing	703,985	834,338

Total deposits	775,222	909,966

Federal Home Loan Bank advances	56,000	66,400
Other secured borrowings	58,000	58,000
Accrued expenses and other liabilities	8,625	8,405

Total liabilities	897,847	1,042,771

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,902,500 shares issued and outstanding at March 31, 2010, 0 shares issued and outstanding at December 31, 2009	119	—
Additional paid-in capital	115,407	—
Unallocated ESOP Shares	(9,522)	—
Retained earnings	91,088	90,555
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	1,970	2,035
Unrealized loss on pension plan, net of income taxes	(1,434)	(1,434)

Total accumulated other comprehensive income (loss):	536	601

Total stockholders’ equity	197,628	91,156

Total liabilities and stockholders’ equity	$1,095,475	$1,133,927

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010		2009
Interest income:
Loans, including fees	$10,642		$11,241
Securities — taxable	2,505		2,622
Securities — nontaxable	13		52

Total interest income	13,160		13,915

Interest expense:
Deposits	2,413		3,727
Borrowed funds	1,056		2,182

Total interest expense	3,469		5,909

Net interest income	9,691		8,006

Provision for loan losses	800		1,500

Net interest income after provision for loan losses	8,891		6,506

Noninterest income:
Service charges and other fees	2,502		2,586
Net gains on sales of securities available for sale	91		799
Net gains (losses) on sales of repossessed assets	17		(10)
Net gains on sales of loans	297		560
Commissions	135		217
Other income	182		251

Total noninterest income	3,224		4,403

Noninterest expense:
Salaries and benefits	5,673		5,318
Software and equipment maintenance	787		630
Depreciation of furniture, software and equipment	798		981
FDIC insurance	506		327
Service fees	216		210
Communications costs	272		256
Other operations expense	975		859
Occupancy	960		975
Professional and outside services	842		784
Loan servicing	60		96
Marketing	254		120

Total noninterest expense	11,343		10,556

Income before income tax expense	772		353
Income tax expense	239		190

Net income	$533		$163

Earnings per share:
Basic	$0.03	(1)	N/A

Diluted	$0.03	(1)	N/A

(1)	Calculated from the effective date of January 20, 2010.
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

					Accumulated
		Additional	Unallocated		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity

Balances at January 1, 2009	$—	$—	$—	$89,900	$(571)	$89,329
Three months ended March 31, 2009
Comprehensive income (loss):
Net income				163	—	163
Change in fair value of securities available for sale, net of reclassification to earnings of $(799) and income tax effect of $(187)				—	(363)	(363)

Total comprehensive loss						(200)

Balances at March 31, 2009	$—	$—	$—	$90,063	$(934)	$89,129

Balances at January 1, 2010	$—	$—	$—	$90,555	$601	$91,156
Three months ended March 31, 2010
Comprehensive income (loss):
Net income				533	—	533
Change in fair value of securities available for sale, net of reclassification to earnings of $(91) and income tax effect of $(34)				—	(65)	(65)

Total comprehensive income						468

Issuance of 11,902,500 shares of common stock, net of offering costs	119	115,407	(9,522)			106,004

Balances at March 31, 2010	$119	$115,407	$(9,522)	$91,088	$536	$197,628

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flow (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$533	$163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,215	1,408
Provision for loan losses	800	1,500
Amortization of net premium on investments	370	124
Net gain on sale of securities available for sale	(91)	(799)
Net gain on sales of loans held for sale	(297)	(560)
Proceeds from sales of loans held for sale	3,902	2,304
Loans originated for sale	(4,748)	(2,778)
Net gain on sale of other real estate owned	(10)	—
Federal Home Loan Bank stock dividends	(5)	(10)
Changes in operating assets and liabilities:
Accrued interest receivable	(206)	230
Other assets	3,212	(680)
Accrued interest payable and other liabilities	220	517

Net cash provided by operating activities	4,895	1,419

Cash flows from investing activities:
Securities available for sale:
Purchases	(113,376)	—
Proceeds from sales	1,734	28,742
Proceeds from maturities, calls and principal repayments	17,398	12,983
Redemptions of other investments	—	2,358
Purchases of loans held for investment	(130)	(11,542)
Net decrease (increase) in loans held for investment	2,846	(27,324)
Proceeds from sales of loans held for investment	10,931	26,716
Purchases of premises and equipment	(420)	(446)
Proceeds from sales of other real estate owned	524	—

Net cash (used in) provided by investing activities	(80,493)	31,487

Cash flows from financing activities:
Net (decrease) increase in deposits	(134,744)	24,611
Net decrease in Federal Home Loan Bank advances	(10,400)	(24,000)
Net decrease in other secured borrowings	—	(664)
Proceeds from issuance of common stock	106,004	—

Net cash used in financing activities	(39,140)	(53)

Net (decrease) increase in cash and cash equivalents	(114,738)	32,853
Cash and cash equivalents, beginning of period	140,144	41,242

Cash and cash equivalents, end of period	$25,406	$74,095

Supplemental cash flow information:
Interest paid	$3,445	$6,121
Non-cash transactions:
Loans transferred to other real estate owned	$478	$100
Loans transferred to foreclosed assets	$760	$1,506
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2010. In management’s opinion, the interim data as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.
NOTE 2 — Plan of Conversion and Reorganization
On June 23, 2009, the Board of Directors of OmniAmerican Bank (the “Bank”) adopted a Plan of Conversion (the “Plan”) whereby the Bank would convert from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Plan provided for the formation of a holding company, OmniAmerican Bancorp, Inc., that would sell shares of common stock to the public and would own 100% of the common stock of the Bank. On September 11, 2009, OmniAmerican Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-161894) with respect to the shares to be offered and sold pursuant to the Plan. OmniAmerican Bancorp, Inc. registered for offer and sale 11,902,500 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on November 12, 2009. In addition, the Plan was approved by the Office of Thrift Supervision on November 12, 2009. The Bank’s members approved the Plan on January 15, 2010. The shares of common stock were offered to eligible account holders, depositors as of March 31, 2008, of OmniAmerican Bank and tax-qualified employee benefit plans sponsored by the Bank.
The public stock offering closed on January 20, 2010 and the common stock began trading on the NASDAQ Global Market on January 21, 2010 under the symbol “OABC”.
The stock offering resulted in gross proceeds of $119.0 million through the sale of 11,902,500 shares at $10.00 per share. Expenses related to the offering were approximately $3.5 million. OmniAmerican Bancorp, Inc. received net proceeds from the initial public offering of $115.5 million and loaned $9.5 million to OmniAmerican Bank’s employee stock ownership plan to enable it to purchase 952,200 shares of common stock in the offering. The remaining net proceeds were $106.0 million, of which $86.6 million was contributed to OmniAmerican Bank in the form of additional paid-in capital and the remainder has been retained by OmniAmerican Bancorp, Inc. to be utilized for general corporate purposes.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 3 — Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.” The new authoritative guidance requires entities to provide enhanced disclosures for derivative and hedging activities with regard to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance and cash flows. The new authoritative guidance became effective for the Company on January 1, 2009 and did not have a material effect on the Company’s financial statements.
In April 2009, the FASB issued new authoritative guidance under ASC Topic 320, “Investments — Debt and Equity Securities.” The new authoritative guidance amends the other-than-temporary impairment guidance in GAAP for debt securities. Consistent with previous requirements for recording other-than-temporary impairments, the new authoritative guidance states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the company intends to sell the debt security prior to recovery or it is more-likely-than not that the company will have to sell the debt security prior to recovery. If, however, the company does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, the new authoritative guidance requires a company to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment must be determined based on a company’s best estimate of cash flows expected to be collected. The new authoritative guidance became effective for interim and annual periods ending after June 15, 2009. The Company adopted the new authoritative guidance for the period ended June 30, 2009. Adoption did not have a material effect on the Company’s financial statements.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
In May 2009, the FASB issued ASC 855, “Subsequent Events.” The objective of the guidance is to establish principles and requirements for subsequent events and, in particular, the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. The Company has evaluated all events or transactions that occurred after December 31, 2009 through the date the Company issued these consolidated financial statements.
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
In June 2009, the FASB issued new authoritative guidance under Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46R.” Under ASC 105-10-65-1d, SFAS No. 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
In January 2010, the FASB issued ASU No. 2010-06, which was codified as ASC Topic 820, “Fair Value Measurements and Disclosures.” The guidance requires companies to disclose transfers in and out of levels 1 and 2, and to expand the reconciliation of level 3 fair value measurements by presenting separately information about purchases, sales, issuances and settlements. The updated guidance also clarifies existing disclosure requirements on the level of disaggregation (provide fair value measurement disclosures for each class of assets and liabilities) and inputs and valuation techniques (disclose for fair value measurements that fall in either level 2 or level 3). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation of level 3 fair value measurements. Those disclosures are effective for periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
NOTE 4 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of March 31, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2010
U. S. government sponsored mortgage-backed securities	$138,031	$5,296	$(205)	$143,122
U. S. government sponsored collateralized mortgage obligations	104,982	971	(470)	105,483
Private-label collateralized mortgage obligations (residential)	5,028	8	(339)	4,697
Trust preferred securities	7,757	—	(2,246)	5,511
Municipal obligations	4,495	—	—	4,495
Agency bonds	36,010	—	(106)	35,904
Other equity securities	5,000	75	—	5,075

Total investment securities available for sale	$301,303	$6,350	$(3,366)	$304,287

December 31, 2009
U. S. government sponsored mortgage-backed securities	$130,090	$5,000	$(123)	$134,967
U. S. government sponsored collateralized mortgage obligations	54,378	999	(229)	55,148
Private-label collateralized mortgage obligations (residential)	5,513	—	(438)	5,075
Trust preferred securities	7,762	—	(2,158)	5,604
Municipal obligations	4,595	—	—	4,595
Other equity securities	5,000	32	—	5,032

Total investment securities available for sale	$207,338	$6,031	$(2,948)	$210,421

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Investment securities available for sale with gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
March 31, 2010
U. S. government sponsored mortgage-backed securities	$21,779	$(205)	$—	$—	$21,779	$(205)
U. S. government sponsored collateralized mortgage obligations	32,112	(470)	—	—	32,112	(470)
Private-label collateralized mortgage obligations (residential)	—	—	3,408	(339)	3,408	(339)
Trust preferred securities	—	—	5,511	(2,246)	5,511	(2,246)
Agency bonds	35,904	(106)	—	—	35,904	(106)

	$89,795	$(781)	$8,919	$(2,585)	$98,714	$(3,366)

December 31, 2009
U. S. government sponsored mortgage-backed securities	$11,680	$(123)	$—	$—	$11,680	$(123)
U. S. government sponsored collateralized mortgage obligations	11,090	(229)	—	—	11,090	(229)
Private-label collateralized mortgage obligations (residential)	1,380	(2)	3,695	(436)	5,075	(438)
Trust preferred securities	—	—	5,604	(2,158)	5,604	(2,158)

	$24,150	$(354)	$9,299	$(2,594)	$33,449	$(2,948)

At March 31, 2010, the Company owned 205 investments of which 37 had unrealized losses. At December 31, 2009, the Company owned 168 investments of which 15 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered temporary as they reflect fair values on March 31, 2010 and December 31, 2009, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The amortized cost and fair value of securities available for sale by contractual maturity at March 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,258	$2,277
Due from one to five years	43,233	41,137
Due from five to ten years	80,411	83,714
Due after ten years	170,401	172,084
Equity securities	5,000	5,075

Total	$301,303	$304,287

Investment securities with an amortized cost of $220.7 million and $130.4 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with an amortized cost of $71.7 million and $67.3 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure other borrowings.
Sales activity of securities available for sale for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Proceeds from sales of investment securities	$1,734	$28,742
Gross gains from sales of investment securities	91	799
Gross losses from sales of investment securities	—	—
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 5 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	March 31,	December 31,
	2010	2009
	(In thousands)
Real Estate Loans:
One- to four-family	$259,186	$257,265
Home equity	27,796	28,526
Commercial real estate	99,116	100,985
Real estate construction	36,660	36,843

Total real estate loans	422,758	423,619

Consumer Loans:
Automobile, indirect	166,160	176,775
Automobile, direct	27,325	28,722
Unsecured	14,007	14,323
Other	4,883	5,001

Total consumer loans	212,375	224,821

Commercial Business Loans	58,239	59,325

Total loans	693,372	707,765

Less:
Deferred fees and discounts	(1,178)	(1,310)
Allowance for losses	(8,695)	(8,328)

Total loans receivable, net	$683,499	$698,127

Individually impaired loans were as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)

Loans with no allocated allowance	$14,820	$10,622
Loans with allocated allowance	6,625	6,561

Total	$21,445	$17,183

Amount of the allowance for loan losses allocated to impaired loans	$1,510	$687
The average recorded investment in impaired loans was $19.3 million during the three months ended March 31, 2010 and $4.6 million for the three months ended March 31, 2009. Interest income of $162,000 was recognized on troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) included in impaired loans during the three months ended March 31, 2010. No interest income was recognized on impaired loans subsequent to their classification as impaired during the three months ended March 31, 2009.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
At March 31, 2010 and December 31, 2009, loans on which accrual of interest had been discontinued were $9.0 million and $8.3 million, respectively. In addition, at March 31, 2010 and December 31, 2009, the Company had troubled debt restructurings of $17.7 million and $17.2 million, respectively. If interest on non-accruing and troubled debt restructured loans had been current in accordance with their original terms, such income would have been approximately $377,000 and $560,000 for the three months ended March 31, 2010 and 2009, respectively. There were no loans greater than 90 days past due that continued to accrue interest at March 31, 2010 or December 31, 2009.
The Company originates real estate mortgage loans which are sold in the secondary market. The Company retains the servicing for residential mortgage loans that are sold to the Federal National Mortgage Association (“FNMA”). Mortgage loans serviced for FNMA are not included as assets on the consolidated balance sheets. The principal balances of the loans at March 31, 2010 and December 31, 2009 were $113.6 million and $104.9 million, respectively. Mortgage servicing rights associated with the mortgage loans serviced for FNMA totaled $1.2 million and $1.2 million as of March 31, 2010 and December 31, 2009, respectively.
Activity in the allowance for loan losses was as follows for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Balance, beginning of period	$8,328	$8,270

Provision for loan losses	800	1,500
Loans charged-off	(531)	(1,132)
Recoveries of loans previously charged-off	98	113

Balance, end of period	$8,695	$8,751

NOTE 6 — Repurchase Agreements
On July 24, 2007, the Company entered into a sale of securities under agreement to repurchase (“Repurchase Agreement”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreement is structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreement is treated as financing and the obligation to repurchase securities sold is included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $58.0 million in repurchase agreements outstanding at March 31, 2010 and December 31, 2009. These repurchase agreements were secured by investment securities with an amortized cost of $71.7 million and $67.3 million at March 31, 2010 and December 31, 2009, respectively.
NOTE 7 — Employee Benefit Plans
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The net periodic pension cost for the three months ended March 31, 2010 and 2009 includes the following components:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Interest cost on projected benefit obligation	$60	$69
Expected return on assets	(48)	(56)
Amortization of net loss	19	25

Net periodic pension cost	$31	$38

NOTE 8 — Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company has no dilutive potential common shares for the three-month period ended March 31, 2010. Because the mutual to stock conversion was not completed until January 20, 2010, per share earnings data is not presented for the three-month period ended March 31, 2009.

Three Months Ended
March 31, 2010
(Dollars in thousands,
except per share data)

Basic and diluted
Earnings:
Net income (1)	$366

Shares (1):
Weighted average common shares outstanding	11,902,500
Less: Average unallocated ESOP shares	(952,200)

Average shares	10,950,300

Net income per common share, basic and diluted (1)	$0.03

(1)	Calculated from the effective date of January 20, 2010 to the period end.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 9 — Fair Value Measurements
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
Securities available for sale include U. S. government sponsored mortgage-backed securities, U. S. government sponsored collateralized mortgage obligations, private-label collateralized mortgage obligations (residential), trust preferred securities, municipal obligations, agency securities, and other equity securities. Securities available for sale are valued at fair value on a recurring basis. The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). U. S. government sponsored mortgage-backed securities, U. S. government sponsored collateralized mortgage obligations, private-label collateralized mortgage obligations (residential), municipal obligations, agency securities, and other equity securities are categorized as Level 2. Trust preferred securities which are issued by financial institutions and insurance companies are categorized as Level 3. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. There are currently very few market participants who are willing and/or able to transact for these securities.
In accordance with ASC 820, certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets or liabilities required to be measured at fair value on a nonrecurring basis include impaired loans, mortgage servicing rights and other real estate owned.
Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Company’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. Therefore, the Company has categorized its impaired loans as Level 3.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
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
Assets and liabilities measured at fair value on a recurring and nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2010, Using			Total Fair Value at
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	March 31, 2010
	(In thousands)
Measured on a recurring basis:
Assets:
U. S. government sponsored mortgage-backed securities	$—	$143,122	$—	$143,122
U. S. government sponsored collateralized mortgage obligations	—	105,483	—	105,483
Private-label collateralized mortgage obligations (residential)	—	4,697	—	4,697
Trust preferred securities	—	—	5,511	5,511
Municipal obligations	—	4,495	—	4,495
Agency securities	—	35,904	—	35,904
Other equity securities	—	5,075	—	5,075

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$5,115	$5,115
Mortgage servicing rights	—	—	1,245	1,245
Other real estate owned	—	—	6,726	6,726

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	Fair Value Measurements at December 31, 2009, Using			Total Fair Value at
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	December 31, 2009
	(In thousands)
Measured on a recurring basis:
Assets:
U. S. government sponsored mortgage-backed securities	$—	$134,967	$—	$134,967
U. S. government sponsored collateralized mortgage obligations	—	55,148	—	55,148
Private-label collateralized mortgage obligations (residential)	—	5,075	—	5,075
Trust preferred securities	—	—	5,604	5,604
Municipal obligations	—	4,595	—	4,595
Other equity securities	—	5,032	—	5,032

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$5,874	$5,874
Mortgage servicing rights	—	—	1,168	1,168
Other real estate owned	—	—	6,762	6,762
The table below presents a reconciliation and income statement classification of gains and losses for trust preferred securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Securities
available for sale
(In thousands)

Beginning balance, January 1, 2010	$5,604
Total gains or losses (realized / unrealized)	—
Included in earnings:
Interest income on securities	12
Included in other comprehensive income	(87)
Settlements	(18)
Transfers into Level 3	—

Ending balance, March 31, 2010	$5,511

No changes in unrealized gains or losses were recorded through earnings for the three months ended March 31, 2010 or the year ended December 31, 2009 for the assets measured using significant unobservable inputs (Level 3 Inputs).

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009 were summarized as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$25,406	$25,406	$140,144	$140,144
Securities available for sale	304,287	304,287	210,421	210,421
Other investments	3,855	3,855	3,850	3,850
Loans held for sale	1,087	1,087	241	241
Loans, net	683,499	694,678	698,127	707,198
Mortgage servicing rights	1,245	1,245	1,168	1,168
Accrued interest receivable	3,729	3,729	3,523	3,523

Financial liabilities:
Deposits	$775,222	$778,628	$909,966	$913,903
Federal Home Loan Bank advances	56,000	57,596	66,400	68,182
Other secured borrowings	58,000	61,858	58,000	62,037
Accrued interest payable	876	876	852	852

Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

General
OmniAmerican Bancorp, Inc. is the Maryland corporation that owns all of the outstanding shares of common stock of OmniAmerican Bank following the January 20, 2010 completion of the mutual-to-stock conversion of OmniAmerican Bank and initial public stock offering of OmniAmerican Bancorp, Inc. OmniAmerican Bancorp, Inc. has no significant assets other than all of the outstanding shares of common stock of OmniAmerican Bank and the net proceeds that it retained in connection with the offering.
OmniAmerican Bank was originally chartered in 1956 as a federal credit union serving the active and retired military personnel of Carswell Air Force Base. The Bank converted from a Texas credit union charter to a federal mutual savings bank charter on January 1, 2006. The objective of the charter conversion was to convert to a banking charter in order to carry out our business strategy of broadening our banking services into residential real estate and commercial lending and selling loans and servicing loans for others, which has allowed the Bank to better serve the needs of its customers and the local community.
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
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities, and to a lesser extent, government sponsored collateralized mortgage obligations, municipal obligations, agency bonds and equity securities. We have in the past invested in trust preferred securities issued by third parties and private-label collateralized mortgage obligations, but this is not an integral part of our investment portfolio. At March 31, 2010, our investment securities portfolio had an amortized cost of $301.3 million.
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
Critical Accounting Policies
There are no material changes to the critical accounting policies disclosed in OmniAmerican Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2010.
Comparison of Financial Condition at March 31, 2010 and December 31, 2009
Assets. Total assets decreased $38.5 million, or 3.4%, to $1.10 billion at March 31, 2010 from $1.13 billion at December 31, 2009. The decrease was primarily the result of decreases in cash and cash equivalents of $114.7 million and loans, net of the allowance for loan losses and deferred fees and discounts of $14.6 million, partially offset by an increase in securities classified as available for sale of $93.9 million.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $114.7 million, or 81.9%, to $25.4 million at March 31, 2010 from $140.1 million at December 31, 2009 primarily due to $113.4 million in cash used to purchase securities classified as available for sale, $48.3 million used to originate and purchase loans, and $10.4 million used to repay Federal Home Loan Bank advances during the three months ended March 31, 2010. These cash decreases were partially offset by $19.1 million of proceeds from sales, principal repayments and maturities of securities, $18.4 million in cash received from loan principal repayments and $14.8 million of proceeds from the sales of longer term (greater than 15 years) one- to four-family residential mortgage loans during the three months ended March 31, 2010.
Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, decreased $14.6 million, or 2.1%, to $683.5 million at March 31, 2010 from $698.1 million at December 31, 2009. Automobile loans (consisting of direct and indirect loans) decreased $12.0 million, or 5.8%, to $193.5 million at March 31, 2010. Commercial real estate loans decreased $1.9 million, or 1.9%, to $99.1 million. Commercial business loans decreased $1.1 million, or 1.8%, to $58.2 million at March 31, 2010. One- to four-family residential mortgage loans increased $1.9 million, or 0.7%, to $259.2 million at March 31, 2010 from $257.3 million at December 31, 2009 as $26.2 million in originations and purchases of one- to four-family residential mortgage loans were offset by sales of $14.5 million, repayments of $10.3 million and a $478,000 reclassification to other real estate owned.
Securities. Securities classified as available for sale increased $93.9 million, or 44.6%, to $304.3 million at March 31, 2010 from $210.4 million at December 31, 2009. The increase in these securities during the three months ended March 31, 2010 is attributable to purchases of $56.9 million of government-sponsored collateralized mortgage obligations, $36.0 million in agency investments and $20.4 million of government-sponsored mortgage backed securities, as we invested the proceeds of the initial public stock offering in interest-earning assets. The increase in securities due to purchases was partially offset by principal repayments, maturities and calls of $17.4 million and sales of $1.7 million.
Deposits. Deposits decreased $134.7 million, or 14.8%, to $775.2 million at March 31, 2010 from $910.0 million at December 31, 2009. Our core deposits (consisting of interest-bearing and non-interest-bearing demand accounts, money market accounts and savings accounts) decreased $135.5 million, or 23.5%, to $440.7 million at March 31, 2010 from $576.2 million at December 31, 2009. The core deposit balance at December 31, 2009 included $159.5 million in subscriptions for the purchase of shares of common stock in our stock offering, which was completed on January 20, 2010. Certificates of deposit increased $687,000, or 0.2%, to $334.5 million at March 31, 2010 from $333.8 million at December 31, 2009.

Borrowings. Federal Home Loan Bank borrowings decreased $10.4 million, or 15.7%, to $56.0 million at March 31, 2010 from $66.4 million at December 31, 2009. The decrease was the result of scheduled maturities during the three months ended March 31, 2010 and was funded with available liquidity. Securities sold under agreements to repurchase were unchanged at $58.0 million at March 31, 2010 and at December 31, 2009.
Equity. At March 31, 2010, our equity was $197.6 million, an increase of $106.4 million, or 116.7%, from $91.2 million at December 31, 2009. The increase resulted from the receipt of net proceeds totaling $106.0 million following the completion of our initial public stock offering on January 20, 2010, as well as net income of $533,000 for the three months ended March 31, 2010.
Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009
General. Net income increased $370,000, or 227.0%, to $533,000 for the three months ended March 31, 2010 from $163,000 for the prior year period. The increase in net income for the three months ended March 31, 2010 reflected an increase in net interest income of $1.7 million and a decrease in the provision for loan losses of $700,000, partially offset by decreases in noninterest income of $1.2 million, and increases in noninterest expense of $787,000 and income tax expense of $49,000.
Interest Income. Interest income decreased $755,000, or 5.4%, to $13.2 million for the three months ended March 31, 2010 from $13.9 million for the three months ended March 31, 2009. The decrease resulted from a decrease of 40 basis points in our average yield on interest-earning assets to 5.22% for the three months ended March 31, 2010 from 5.62% for the three months ended March 31, 2009. The decrease in our average yield on interest-earning assets during the three months ended March 31, 2010 as compared to the prior year period was due to the general decline in short-term market interest rates. Partially offsetting the decrease in the average yield on interest-earning assets was a $19.2 million, or 1.9%, increase in the average balance of interest-earning assets to $1.01 billion for the three months ended March 31, 2010 from $990.1 million for the three months ended March 31, 2009.
Interest income on loans decreased $599,000, or 5.3%, to $10.6 million for the three months ended March 31, 2010 from $11.2 million for the three months ended March 31, 2009. The decrease resulted primarily from a decrease in the average balance of loans of $35.9 million, or 4.9%, to $695.0 million for the three months ended March 31, 2010 from $730.9 million for the three months ended March 31, 2009. In addition, the average yield on our loan portfolio decreased by two basis points to 6.13% for the three months ended March 31, 2010 from 6.15% for the three months ended March 31, 2009.
Interest income on investment securities decreased $156,000, or 5.8%, to $2.5 million for the three months ended March 31, 2010 from $2.7 million for the three months ended March 31, 2009. The decrease resulted primarily from a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 106 basis points to 3.79% for the three months ended March 31, 2010 from 4.85% for the three months ended March 31, 2009. Partially offsetting the decrease in the average yield on our securities portfolio was a $46.7 million, or 21.5%, increase in the average balance of our securities portfolio to $264.4 million for the three months ended March 31, 2010 from $217.7 million for the three months ended March 31, 2009, due to increased purchases of securities, primarily U.S. government sponsored collateralized mortgage obligations. The increase in the average balance of securities reflects the investment of a portion of the net proceeds from our offering of $106.0 million.
Interest Expense. Interest expense decreased by $2.4 million, or 40.7%, to $3.5 million for the three months ended March 31, 2010 from $5.9 million for the three months ended March 31, 2009. The decrease resulted primarily from decreases in interest expense on deposits of $1.3 million and interest expense on borrowed funds of $1.1 million. The average rate we paid on deposits decreased 80 basis points to 1.39% for the three months ended March 31, 2010 from 2.19% for the three months ended March 31, 2009. Partially offsetting the decrease in interest expense was an increase in the average balance of interest-bearing deposits of $13.4 million, or 2.0%, to $694.1 million for the three months ended March 31, 2010 from $680.7 million for the three months ended March 31, 2009. The increase in the average balance of our deposits was primarily due to a $30.4 million increase in the average balance of our core deposits (consisting of demand accounts, money market accounts and savings accounts), partially offset by a $17.0 million decrease in the average balance of our certificates of deposit.

Interest expense on certificates of deposit decreased $1.2 million, or 40.0%, to $1.8 million for the three months ended March 31, 2010 from $3.0 million for the three months ended March 31, 2009. The average rate paid on certificates of deposit decreased 123 basis points to 2.19% for the three months ended March 31, 2010 from 3.42% for the three months ended March 31, 2009, reflecting lower market interest rates. In addition, the average balance of certificates of deposit decreased by $17.0 million, to $330.3 million for the three months ended March 31, 2010 from $347.3 million for the three months ended March 31, 2009. The interest expense on our core deposits decreased $152,000, or 20.2%, to $602,000 for the three months ended March 31, 2010 from $754,000 for the prior year period, primarily due to a 24 basis point decrease in the average rate paid on core deposits, partially offset by a $30.4 million increase in the average balance of core deposits.
Interest expense on borrowed funds decreased by $1.1 million, or 50.0%, to $1.1 million for the three months ended March 31, 2010 from $2.2 million for the prior year period primarily due to a $100.3 million decrease in the average balance of Federal Home Loan Bank borrowings to $58.6 million for the three months ended March 31, 2010 from $158.9 million for the three months ended March 31, 2009. In addition, the average rate paid on borrowed funds decreased 40 basis points to 3.62% for the three months ended March 31, 2010 from 4.02% for the three months ended March 31, 2009.
Net Interest Income. Net interest income increased by $1.7 million, or 21.3%, to $9.7 million for the three months ended March 31, 2010 from $8.0 million for the prior year period, resulting from a 52 basis point improvement in our interest rate spread to 3.51% for the three months ended March 31, 2010 from 2.99% for the three months ended March 31, 2009. Our net interest margin increased 61 basis points to 3.84% for the three months ended March 31, 2010 from 3.23% for the three months ended March 31, 2009. The increase in our interest rate spread and net interest margin reflected the steepening yield curve as short-term market interest rates used to price our deposits have continued to decline in 2010.
Provision for Loan Losses. We recorded a provision for loan losses of $800,000 for the three months ended March 31, 2010 compared to a provision for loan losses of $1.5 million for the three months ended March 31, 2009, primarily due to a $586,000 decrease in net charge-offs to $433,000 for the three months ended March 31, 2010 from $1.0 million for the three months ended March 31, 2009. Net charge-offs decreased to 0.25% of average loans outstanding for the three months ended March 31, 2010 from 0.55% for the three months ended March 31, 2009. Substandard loans increased $4.9 million, or 19.2%, to $30.4 million at March 31, 2010 from $25.5 million at March 31, 2009. At March 31, 2010, we identified 69 impaired loans with balances totaling $21.4 million. Seven of these impaired loans with balances totaling $6.6 million had specific allowance for loan losses totaling $1.5 million. At March 31, 2009, 20 loans with balances totaling $4.7 million were considered to be impaired. One of the impaired loans at March 31, 2009 with a balance of $2.3 million had a specific allowance for loan losses of $836,000. In addition, two loans with balances totaling $478,000 were reclassified to other real estate owned during the three months ended March 31, 2010. The allowance for loan losses to total loans receivable increased to 1.25% at March 31, 2010 from 1.19% at March 31, 2009.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either March 31, 2010 or March 31, 2009. At March 31, 2010, non-performing loans totaled $9.0 million, or 1.31% of total loans, compared to $2.5 million, or 0.34% of total loans, at March 31, 2009. The allowance for loan losses as a percentage of non-performing loans decreased to 96.09% at March 31, 2010 from 348.78% at March 31, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2010 and 2009.

Noninterest Income. Noninterest income decreased $1.2 million, or 27.3%, to $3.2 million for the three months ended March 31, 2010 from $4.4 million for the three months ended March 31, 2009. The decrease was primarily attributable to a $708,000 decrease in net gains on the sale of securities available for sale, consisting of mortgage-backed securities, and a $263,000 decrease in net gains on the sale of loans, consisting of one- to four-family residential mortgage loans.
Noninterest Expense. Noninterest expense increased $787,000, or 7.5%, to $11.3 million for the three months ended March 31, 2010 from $10.6 million for the three months ended March 31, 2009. The increase was primarily attributable to a $355,000 increase in salaries and benefits expense, a $179,000 increase in the FDIC insurance assessment, a $157,000 increase in software and equipment maintenance expense, and a $134,000 increase in marketing expense, partially offset by a $183,000 decrease in depreciation expense on furniture, software and equipment. The increase in salaries and benefits was due primarily to annual wage adjustments effective January 1, 2010, an increase in incentives expense related to a new incentive plan that includes a larger employee base with higher percentages and severance expenses related to the termination of certain employees. The increase in the FDIC insurance assessment for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily attributable to increases in the general assessment rate and deposits upon which the assessment is based. The increase in software and equipment maintenance expense related primarily to expenditures incurred to enhance the performance and security of our information systems. The increase in marketing expense was due primarily to a new debit card rewards program offered to customers. The decrease in depreciation expense on furniture, software and equipment for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily attributable to assets fully depreciated at December 31, 2009.
Income Tax Expense. Income tax expense was $239,000 for the three months ended March 31, 2010 compared to $190,000 for the same period in 2009, reflecting the increase in income before income tax expense during the three months ended March 31, 2010 as compared to the same period in 2009. Our effective tax rate, including provisions for the Texas state margin tax was 31.0% for the three months ended March 31, 2010 compared to 53.8% for the three months ended March 31, 2009. The decrease in the effective tax rate is attributable to a change in the application of the Texas margin tax law as it relates to the calculation of in-state taxable margin.
Analysis of Net Interest Income — Three Months Ended March 31, 2010 and 2009
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended March 31,
	2010			2009
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$694,974	$10,642	6.13%	$730,892	$11,241	6.15%
Taxable investment securities available for sale	259,844	2,461	3.79	212,448	2,577	4.85
Nontaxable investment securities available for sale	4,542	13	1.14 (5)	5,290	52	3.93 (5)
Cash and cash equivalents	46,039	32	0.28	33,763	11	0.13
Other	3,850	12	1.25	7,682	34	1.77

Total interest-earning assets	1,009,249	13,160	5.22	990,075	13,915	5.62
Noninterest-earning assets	87,929			76,835

Total assets	$1,097,178			$1,066,910

Interest-bearing liabilities:
Interest-bearing demand	$70,868	$87	0.49%	$62,589	$72	0.46%
Savings accounts	201,897	294	0.58	189,974	401	0.84
Money market accounts	91,048	221	0.97	80,867	281	1.39
Certificates of deposit	330,288	1,811	2.19	347,255	2,973	3.42

Total interest-bearing deposits	694,101	2,413	1.39	680,685	3,727	2.19
Federal Home Loan Bank advances	58,618	538	3.67	158,855	1,687	4.25
Other secured borrowings	58,000	518	3.57	58,149	495	3.41

Total interest-bearing liabilities	810,719	3,469	1.71	897,719	5,909	2.63
Noninterest-bearing liabilities(6)	123,319			78,953

Total liabilities	934,038			976,672
Equity	163,140			90,238

Total liabilities and equity	$1,097,178			$1,066,910

Net interest income		$9,691			$8,006

Interest rate spread (2)			3.51%			2.99%
Net interest-earning assets (3)	$198,530			$92,356

Net interest margin (4)			3.84%			3.23%
Average interest-earning assets to interest-bearing liabilities	124.49%			110.29%

(1)	Annualized.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	The tax equivalent yield of nontaxable investment securities was 1.73%, and 5.95% for the three months ended March 31, 2010 and 2009, respectively, assuming a marginal tax rate of 34%.

(6)	Includes noninterest-bearing deposits.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by later volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$(552)	$(47)	$(599)
Taxable investment securities available for sale	575	(691)	(116)
Nontaxable investment securities available for sale	(7)	(32)	(39)
Cash and cash equivalents	4	17	21
Other	(17)	(5)	(22)

Total interest-earning assets	$3	$(758)	$(755)

Interest-bearing liabilities:
Interest-bearing demand	$10	$5	$15
Savings accounts	25	(132)	(107)
Money market accounts	35	(95)	(60)
Certificates of deposit	(145)	(1,017)	(1,162)

Total interest-bearing deposits	(75)	(1,239)	(1,314)
Federal Home Loan Bank advances	(1,065)	(84)	(1,149)
Other secured borrowings	(1)	24	23

Total interest-bearing liabilities	$(1,141)	$(1,299)	$(2,440)

Change in net interest income	$1,144	$541	$1,685

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We monitor our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.
We regularly monitor and adjust our investments in liquid assets based upon our assessment of:
(i)	expected loan demand;

(ii)	expected deposit flows and borrowing maturities;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $25.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $304.3 million at March 31, 2010. On that date, we had $56.0 million in Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $371.3 million.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At March 31, 2010, we had $26.0 million in commitments to extend credit. In addition to commitments to originate loans, we had $21.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2010 totaled $245.4 million, or 31.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Generally, our primary investing activity is originating loans. During the three months ended March 31, 2010, we originated $48.2 million of loans. We purchased $113.4 million of securities during the three months ended March 31, 2010, as the proceeds from our initial public stock offering were invested in interest-earning assets upon the completion of the offering in January 2010.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Total deposits decreased $134.7 million for the three months ended March 31, 2010, primarily due to the effects of the initial public stock offering. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $10.4 million for the three months ended March 31, 2010. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase investment securities. At March 31, 2010, we had the ability to borrow up to $427.3 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $27.5 million in federal funds lines with other financial institutions at March 31, 2010. We also have a line of credit with the Federal Reserve Bank of Dallas which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At March 31, 2010, the borrowing limit for this line of credit was $185.3 million.

OmniAmerican Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, OmniAmerican Bank exceeded all regulatory capital requirements. OmniAmerican Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at March 31, 2010 and December 31, 2009.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total risk-based capital to risk-weighted assets	$168,119	23.23%	$57,907	8.00%	$72,384	10.00%
Tier I risk-based capital to risk-weighted assets	160,934	22.23%	28,954	4.00%	43,430	6.00%
Tier I (Core) capital to adjusted total assets	160,934	14.77%	43,578	4.00%	54,472	5.00%
As of December 31, 2009
Total risk-based capital to risk-weighted assets	$90,372	12.03%	$60,097	8.00%	$75,122	10.00%
Tier I risk-based capital to risk-weighted assets	82,731	11.01%	30,049	4.00%	45,073	6.00%
Tier I (Core) capital to adjusted total assets	82,731	7.35%	45,022	4.00%	56,277	5.00%
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. There have not been any material changes in contractual obligations or funding needs since December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The table below sets forth, as of December 31, 2009 (the most recent date available), the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2009
				NPV as a Percentage of
				Present Value of Assets(3)
Change in					Increase
Interest Rates	Estimated	Estimated (Decrease) in NPV			(Decrease)
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)
	(Dollars in thousands)

+300	$119,525	$(17,256)	(12.61)%	10.53%	(107)
+200	127,930	(8,851)	(6.47)%	11.11%	(49)
+100	133,957	(2,824)	(2.06)%	11.48%	(12)
0	136,781	—	—	11.60%	—
-100	135,457	(1,324)	(0.97)%	11.41%	(19)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
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
In addition to the Office of Thrift Supervision’s calculations with respect to the effects of changes in interest rates on net portfolio value, we prepare our own internal calculations of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve. We also analyze our sensitivity to changes in interest rates through our net interest income model. The model assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experience and current economic conditions.

The following table presents our internal calculations of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous changes in the interest rate yield curve as of March 31, 2010:

At March 31, 2010
				NPV as a Percentage of Present Value of Assets(3)		Net Interest Income
							Increase (Decrease) in
Change in					Increase	Estimated	Estimated Net Interest
Interest Rates	Estimated	Estimated (Decrease) in NPV			(Decrease)	Net Interest	Income
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)

+300	$179,482	$(55,429)	(23.60)%	17.26%	(386)	$39,751	$(2,686)	(6.33)%
+200	201,025	(33,886)	(14.43)%	18.84%	(228)	41,545	(897)	(2.10)%
+100	221,928	(12,983)	(5.53)%	20.29%	(83)	42,728	291	(0.69)%
0	234,911	—	—	21.12%	—	42,437	—	—
-100	239,683	4,772	2.03%	21.37%	25	43,141	704	1.66%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at March 31, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 14.43% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 2.03% increase in net portfolio value.
Net Interest Income. As of March 31, 2010, using our internal interest rate risk model, we estimated that our net interest income for the three months ended March 31, 2010 would decrease by 2.10% in the event of an instantaneous 200 basis point increase in market interest rates, and would increase by 1.66% in the event of an instantaneous 100 basis point decrease in market interest rates. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 24, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) There were no sales of unregistered equity securities during the period covered by this Report.
(b) On June 23, 2009, the Board of Directors of OmniAmerican Bank adopted a Plan of Conversion (the “Plan”) whereby the Bank would convert from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Plan provided for the formation of a holding company, OmniAmerican Bancorp, Inc., that would sell shares of common stock to the public and would own 100% of the common stock of the Bank. On September 11, 2009, OmniAmerican Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-161894) with respect to the shares to be offered and sold pursuant to the stock issuance plan. OmniAmerican Bancorp, Inc. registered for offer and sale 11,902,500 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on November 12, 2009. In addition, the Plan was approved by the Office of Thrift Supervision on November 12, 2009. The Company’s depositors approved the Plan on January 15, 2010. The shares of common stock were offered to eligible account holders, depositors as of March 31, 2008, of OmniAmerican Bank and tax-qualified employee benefit plans sponsored by the Bank.
The public stock offering closed on January 20, 2010 and the common stock began trading on the NASDAQ Global Market on January 21, 2010 under the symbol “OABC”.
In accordance with the plan of conversion and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of OmniAmerican Bank, OmniAmerican Bank’s employee stock ownership plan and members of the general public. Keefe Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For their services, Keefe, Bruyette & Woods, Inc. received a fee of 1.25% of the aggregate dollar amount of the shares of common stock sold in the subscription offering, excluding shares sold to the employee stock ownership plan, the 401(k) plan and to our officers, employees and directors and members of their immediate family.
The stock offering resulted in gross proceeds of $119.0 million through the sale of 11,902,500 shares at $10.00 per share. Expenses related to the offering were approximately $3.5 million. OmniAmerican Bancorp, Inc. received net proceeds from the initial public offering of $115.5 million and loaned $9.5 million to OmniAmerican Bank’s employee stock ownership plan to enable it to purchase 952,200 shares of common stock in the offering. The remaining net proceeds were $106.0 million, of which $86.6 million was contributed to OmniAmerican Bank in the form of additional paid-in capital and the remainder has been retained by OmniAmerican Bancorp, Inc. to be utilized for general corporate purposes.
(c) There were no issuer repurchases of equity securities during the period covered by this Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIAMERICAN BANCORP, INC.
(Registrant)

Date: May 10, 2010	/s/ Tim Carter Tim Carter
President and Chief Executive Officer

Date: May 10, 2010	/s/ Deborah B. Wilkinson Deborah B. Wilkinson
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