Form 10-Q
period 2010-06-30
OmniAmerican Bancorp, Inc.
filed 2010-08-11
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
There were 11,902,500 shares of Common Stock, par value $0.01 per share, issued and outstanding as of August 11, 2010.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
ASSETS

Cash and due from financial institutions	$13,031	$14,729
Short-term interest-earning deposits in other financial institutions	19,615	125,415

Total cash and cash equivalents	32,646	140,144

Investments:
Securities available for sale (Amortized cost of $331,133 on June 30, 2010 and $207,338 on December 31, 2009)	337,804	210,421
Other	3,600	3,850
Loans held for sale	811	241

Loans, net of deferred fees and discounts	687,937	706,455
Less allowance for loan losses	(8,003)	(8,328)

Loans, net	679,934	698,127
Premises and equipment, net	49,135	50,951
Other real estate owned	7,607	6,762
Mortgage servicing rights	1,296	1,168
Deferred tax asset, net	5,734	7,514
Accrued interest receivable	3,945	3,523
Other assets	7,589	11,226

Total assets	$1,130,101	$1,133,927

LIABILITIES AND EQUITY CAPITAL

Deposits:
Noninterest-bearing	$69,339	$75,628
Interest-bearing	728,415	834,338

Total deposits	797,754	909,966

Federal Home Loan Bank advances	56,000	66,400
Other secured borrowings	58,000	58,000
Accrued expenses and other liabilities	17,463	8,405

Total liabilities	929,217	1,042,771

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,902,500 shares issued and outstanding at June 30, 2010, 0 shares issued and outstanding at December 31, 2009	119	—
Additional paid-in capital	115,434	—
Unallocated ESOP Shares	(9,332)	—
Retained earnings	91,695	90,555
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	4,402	2,035
Unrealized loss on pension plan, net of income taxes	(1,434)	(1,434)

Total accumulated other comprehensive income (loss)	2,968	601

Total stockholders’ equity	200,884	91,156

Total liabilities and stockholders’ equity	$1,130,101	$1,133,927

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010		2009
Interest income:
Loans, including fees	$10,675	$11,554	$21,317		$22,795
Securities — taxable	2,770	2,158	5,275		4,780
Securities — nontaxable	12	24	25		76

Total interest income	13,457	13,736	26,617		27,651

Interest expense:
Deposits	2,463	3,368	4,876		7,095
Borrowed funds	1,041	1,886	2,097		4,068

Total interest expense	3,504	5,254	6,973		11,163

Net interest income	9,953	8,482	19,644		16,488

Provision for loan losses	1,450	900	2,250		2,400

Net interest income after provision for loan losses	8,503	7,582	17,394		14,088

Noninterest income:
Service charges and other fees	2,667	2,781	5,169		5,367
Net gains on sales of securities available for sale	—	305	91		1,104
Net gains on sales of loans	328	421	625		981
Net gains on sales of repossessed assets	8	20	25		10
Net losses on dispositions of premises and equipment	—	(5)	—		(5)
Commissions	186	214	321		431
Other income	282	223	464		474

Total noninterest income	3,471	3,959	6,695		8,362

Noninterest expense:
Salaries and benefits	5,369	5,183	11,042		10,501
Software and equipment maintenance	838	676	1,625		1,306
Depreciation of furniture, software and equipment	793	970	1,591		1,951
FDIC insurance	342	829	848		1,156
Service fees	182	239	398		449
Communications costs	200	257	472		513
Other operations expense	1,155	860	2,130		1,719
Occupancy	967	904	1,927		1,879
Professional and outside services	1,000	805	1,842		1,589
Loan servicing	68	97	128		193
Marketing	214	126	468		246

Total noninterest expense	11,128	10,946	22,471		21,502

Income before income tax expense	846	595	1,618		948
Income tax expense	239	299	478		489

Net income	$607	$296	$1,140		$459

Earnings per share:
Basic	$0.06	N/A	$0.09	(1)	N/A

Diluted	$0.06	N/A	$0.09	(1)	N/A

(1)	Calculated from the effective date of January 20, 2010.
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

					Accumulated
		Additional	Unallocated		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at January 1, 2009	$—	$—	$—	$89,900	$(571)	$89,329
Six months ended June 30, 2009
Comprehensive income:
Net income				459	—	459
Change in fair value of securities available for sale, net of reclassification to earnings of $(1,104) and income tax effect of $(246)				—	478	478
Total comprehensive income						937

Balances at June 30, 2009	$—	$—	$—	$90,359	$(93)	$90,266

Balances at January 1, 2010	$—	$—	$—	$90,555	$601	$91,156
Six months ended June 30, 2010 Issuance of 11,902,500 shares of common stock, net of offering costs	119	115,407	(9,522)			106,004
ESOP shares allocated		27	190			217
Comprehensive income:
Net income				1,140	—	1,140
Change in fair value of securities available for sale, net of reclassification to earnings of $(91) and income tax effect of $(1,220)				—	2,367	2,367

Total comprehensive income						3,507

Balances at June 30, 2010	$119	$115,434	$(9,332)	$91,695	$2,968	$200,884

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flow (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,140	$459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,424	2,768
Provision for loan losses	2,250	2,400
Amortization of net premium on investments	901	207
Net gain on sales of securities available for sale	(91)	(1,104)
Net gain on sales of loans held for sale	(625)	(981)
Proceeds from sales of loans held for sale	9,788	5,591
Loans originated for sale	(10,358)	(5,856)
Net loss on disposition of premises and equipment	—	5
Net gain on sales of other real estate owned	(10)	—
Net loss on write-down of other real estate owned	19	—
Net gain on sales of repossessed assets	(25)	(10)
ESOP compensation expense	217	—
Federal Home Loan Bank stock dividends	(8)	(13)
Changes in operating assets and liabilities:
Accrued interest receivable	(422)	419
Other assets	4,094	(92)
Accrued interest payable and other liabilities	9,058	2,134

Net cash provided by operating activities	18,352	5,927

Cash flows from investing activities:
Securities available for sale:
Purchases	(164,867)	(18,104)
Proceeds from sales	1,734	36,806
Proceeds from maturities, calls and principal repayments	38,527	29,230
Purchases of other investments	—	(10)
Redemptions of other investments	258	2,751
Purchases of loans held for investment	(706)	(14,914)
Net increase in loans held for investment	(8,944)	(40,909)
Proceeds from sales of loans held for investment	24,840	45,025
Purchases of premises and equipment	(608)	(1,171)
Proceeds from sales of premises and equipment	—	2
Proceeds from sales of other real estate owned	524	—

Net cash (used in) provided by investing activities	(109,242)	38,706

Cash flows from financing activities:
Net (decrease) increase in deposits	(112,212)	19,985
Net decrease in Federal Home Loan Bank advances	(10,400)	(52,000)
Net decrease in other secured borrowings	—	(664)
Proceeds from issuance of common stock	106,004	—

Net cash (used in) provided by financing activities	(16,608)	(32,679)

Net (decrease) increase in cash and cash equivalents	(107,498)	11,954
Cash and cash equivalents, beginning of period	140,144	41,242

Cash and cash equivalents, end of period	$32,646	$53,196

Supplemental cash flow information:
Interest paid	$6,950	$11,491
Non-cash transactions:
Loans transferred to other real estate owned	$1,378	$63
Loans transferred to foreclosed assets	$1,553	$2,612
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2010. In management’s opinion, the interim data as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank.
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
NOTE 3 — Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.” The new authoritative guidance requires entities to provide enhanced disclosures for derivative and hedging activities with regard to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance and cash flows. The new authoritative guidance became effective for the Company on January 1, 2009 and did not have a material effect on the Company’s financial statements.
     In April 2009, the FASB issued new authoritative guidance under ASC Topic 320, “Investments — Debt and Equity Securities.” The new authoritative guidance amends the other-than-temporary impairment guidance in GAAP for debt securities. Consistent with previous requirements for recording other-than-temporary impairments, the new authoritative guidance states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the company intends to sell the debt security prior to recovery or it is more-likely-than-not that the company will have to sell the debt security prior to recovery. If, however, the company does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, the new authoritative guidance requires a company to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment must be determined based on a company’s best estimate of cash flows expected to be collected. The new authoritative guidance became effective for interim and annual periods ending after June 15, 2009. The Company adopted the new authoritative guidance for the period ended June 30, 2009. Adoption did not have a material effect on the Company’s financial statements.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
     In May 2009, the FASB issued ASC Topic 855, “Subsequent Events.” The objective of the guidance is to establish principles and requirements for subsequent events and, in particular, the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. The Company has evaluated all events or transactions that occurred after June 30, 2010 through the date the Company issued these consolidated financial statements.
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
     In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.” As a result of the amendments in this update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered to be a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The guidance in this ASU is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
     In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires that additional information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU No. 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 4 — Investment Securities
     The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of June 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
June 30, 2010
U. S. government sponsored mortgage-backed securities	$134,637	$6,254	$—	$140,891
U. S. government sponsored collateralized mortgage obligations	139,742	2,431	(310)	141,863
Private-label collateralized mortgage obligations (residential)	4,662	32	(150)	4,544
Trust preferred securities	7,736	—	(2,011)	5,725
Municipal obligations	4,395	—	—	4,395
Agency bonds	34,961	409	(149)	35,221
Other equity securities	5,000	165	—	5,165

Total investment securities available for sale	$331,133	$9,291	$(2,620)	$337,804

December 31, 2009
U. S. government sponsored mortgage-backed securities	$130,090	$5,000	$(123)	$134,967
U. S. government sponsored collateralized mortgage obligations	54,378	999	(229)	55,148
Private-label collateralized mortgage obligations (residential)	5,513	—	(438)	5,075
Trust preferred securities	7,762	—	(2,158)	5,604
Municipal obligations	4,595	—	—	4,595
Other equity securities	5,000	32	—	5,032

Total investment securities available for sale	$207,338	$6,031	$(2,948)	$210,421

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
     Investment securities available for sale with gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
June 30, 2010
U. S. government sponsored mortgage-backed securities	$—	$—	$—	$—	$—	$—
U. S. government sponsored collateralized mortgage obligations	9,482	(310)	—	—	9,482	(310)
Private-label collateralized mortgage obligations (residential)	—	—	2,580	(150)	2,580	(150)
Trust preferred securities	—	—	5,725	(2,011)	5,725	(2,011)
Agency bonds	1,802	(149)	—	—	1,802	(149)

	$11,284	$(459)	$8,305	$(2,161)	$19,589	$(2,620)

December 31, 2009
U. S. government sponsored mortgage-backed securities	$11,680	$(123)	$—	$—	$11,680	$(123)
U. S. government sponsored collateralized mortgage obligations	11,090	(229)	—	—	11,090	(229)
Private-label collateralized mortgage obligations (residential)	1,380	(2)	3,695	(436)	5,075	(438)
Trust preferred securities	—	—	5,604	(2,158)	5,604	(2,158)

	$24,150	$(354)	$9,299	$(2,594)	$33,449	$(2,948)

     At June 30, 2010, the Company owned 220 investments of which 9 had unrealized losses. At December 31, 2009, the Company owned 168 investments of which 15 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered temporary as they reflect fair values on June 30, 2010 and December 31, 2009, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
     The amortized cost and fair value of securities available for sale by contractual maturity at June 30, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$826	$832
Due from one to five years	42,106	40,600
Due from five to ten years	72,487	76,151
Due after ten years	210,714	215,056
Equity securities	5,000	5,165

Total	$331,133	$337,804

     Investment securities with an amortized cost of $247.1 million and $130.4 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with an amortized cost of $69.4 million and $67.3 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure other borrowings.
     Sales activity of securities available for sale for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Proceeds from sales of investment securities	$—	$8,064	$1,734	$36,806
Gross gains from sales of investment securities	—	305	91	1,104
Gross losses from sales of investment securities	—	—	—	—
     Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 5 — Loans and Allowance for Loan Losses
     The composition of the loan portfolio was as follows at the dates indicated:

	June 30,	December 31,
	2010	2009
	(In thousands)
Real Estate Loans:
One- to four-family	$264,118	$257,265
Home equity	28,141	28,526
Commercial real estate	100,217	100,985
Real estate construction	34,677	36,843

Total real estate loans	427,153	423,619

Consumer Loans:
Automobile, indirect	162,678	176,775
Automobile, direct	25,636	28,722
Unsecured	14,062	14,323
Other	4,930	5,001

Total consumer loans	207,306	224,821

Commercial Business Loans	54,452	59,325

Total loans	688,911	707,765

Less:
Deferred fees and discounts	(974)	(1,310)
Allowance for losses	(8,003)	(8,328)

Total loans receivable, net	$679,934	$698,127

     Individually impaired loans were as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Loans with no allocated allowance	$17,642	$10,622
Loans with allocated allowance	5,290	6,561

Total	$22,932	$17,183

Amount of the allowance for loan losses allocated to impaired loans	$889	$687
     The average recorded investment in impaired loans was $20.1 million during the six months ended June 30, 2010 and $6.3 million for the six months ended June 30, 2009. Interest income of $205,000 was recognized on troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) included in impaired loans during the six months ended June 30, 2010. Interest income of $15,000 was recognized on troubled debt restructured loans subsequent to their classification as impaired during the six months ended June 30, 2009.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
     At June 30, 2010 and December 31, 2009, loans on which accrual of interest had been discontinued were $7.1 million and $8.3 million, respectively. In addition, at June 30, 2010 and December 31, 2009, the Company had troubled debt restructurings of $18.3 million and $17.2 million, respectively. If interest on non-accruing and troubled debt restructured loans had been current in accordance with their original terms, such income would have been approximately $483,000 and $695,000 for the six months ended June 30, 2010 and 2009, respectively. There were no loans greater than 90 days past due that continued to accrue interest at June 30, 2010 or December 31, 2009.
     The Company originates real estate mortgage loans which are sold in the secondary market. The Company retains the servicing for residential mortgage loans that are sold to the Federal National Mortgage Association (“FNMA”). Mortgage loans serviced for FNMA are not included as assets on the consolidated balance sheets. The principal balances of the loans at June 30, 2010 and December 31, 2009 were $120.2 million and $104.9 million, respectively. Mortgage servicing rights associated with the mortgage loans serviced for FNMA totaled $1.3 million and $1.2 million as of June 30, 2010 and December 31, 2009, respectively.
     Activity in the allowance for loan losses was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Balance, beginning of period	$8,695	$8,751	$8,328	$8,270

Provision for loan losses	1,450	900	2,250	2,400
Loans charged-off	(2,223)	(926)	(2,754)	(2,058)
Recoveries of loans previously charged-off	81	97	179	210

Balance, end of period	$8,003	$8,822	$8,003	$8,822

NOTE 6 — Repurchase Agreements
     On July 24, 2007, the Company entered into a sale of securities under agreement to repurchase (“Repurchase Agreement”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreement is structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreement is treated as financing and the obligation to repurchase securities sold is included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $58.0 million in repurchase agreements outstanding at June 30, 2010 and December 31, 2009. These repurchase agreements were secured by investment securities with an amortized cost of $69.4 million and $67.3 million at June 30, 2010 and December 31, 2009, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 7 — Employee Benefit Plans
Employee Stock Ownership Plan
          OmniAmerican Bank adopted an Employee Stock Ownership Plan (“ESOP”) for eligible employees effective January 1, 2010. The ESOP borrowed $9.5 million from the Company and used those funds to acquire 952,200 or 8.0% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.
          The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 25-year term of the loan with funds from OmniAmerican Bank’s contributions to the ESOP and dividends payable on the stock. The interest rate on the ESOP loan is an adjustable rate equal to the prime rate as published in the Wall Street Journal.
          The shares acquired by the ESOP are shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released, OmniAmerican Bank reports compensation expense based on the current market price of shares released with a corresponding credit to stockholders’ equity. The committed to be released shares are considered outstanding for earnings per share computations. Compensation expense recognized for the six months ended June 30, 2010 and 2009 amounted to $217,000 and $0, respectively.
          Shares held by the ESOP trust at June 30, 2010 were as follows:

Allocated shares	19,044
Unearned shares	933,156

Total ESOP shares	952,200

Fair value of unearned shares, in thousands	$10,535

Pension Plan
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
          The net periodic pension cost for the three and six months ended June 30, 2010 and 2009 includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Interest cost on projected benefit obligation	$60	$69	$119	$138
Expected return on assets	(48)	(56)	(96)	(112)
Amortization of net loss	19	25	39	50

Net periodic pension cost	$31	$38	$62	$76

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 8 — Earnings Per Share
          Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company has no dilutive potential common shares for the three and six month periods ended June 30, 2010. Because the mutual to stock conversion was not completed until January 20, 2010, per share earnings data is not presented for the three and six month periods ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(Dollars in thousands, except per share data)
Basic and diluted
Earnings:
Net income (1)	$607	$972

Shares (1):
Weighted average common shares outstanding	11,902,500	11,902,500
Less: Average unallocated ESOP shares	(936,330)	(941,091)

Average shares	10,966,170	10,961,409

Net income per common share, basic and diluted (1)	$0.06	$0.09

(1)	Calculated from the effective date of January 20, 2010 to the period end.
NOTE 9 — Fair Value Measurements
          ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
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
          Other real estate owned is carried at fair value less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Assets and liabilities measured at fair value on a recurring and nonrecurring basis are summarized below:

				Total Fair Value at
	Fair Value Measurements at June 30, 2010, Using			June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
U. S. government sponsored mortgage-backed securities	$—	$140,891	$—	$140,891
U. S. government sponsored collateralized mortgage obligations	—	141,863	—	141,863
Private-label collateralized mortgage obligations (residential)	—	4,544	—	4,544
Trust preferred securities	—	—	5,725	5,725
Municipal obligations	—	4,395	—	4,395
Agency securities	—	35,221	—	35,221
Other equity securities	—	5,165	—	5,165

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$4,401	$4,401
Mortgage servicing rights	—	—	1,296	1,296
Other real estate owned	—	—	7,607	7,607

				Total Fair Value at
	Fair Value Measurements at December 31, 2009, Using			December 31, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
		(In thousands)
Measured on a recurring basis:
Assets:
U. S. government sponsored mortgage-backed securities	$—	$134,967	$—	$134,967
U. S. government sponsored collateralized mortgage obligations	—	55,148	—	55,148
Private-label collateralized mortgage obligations (residential)	—	5,075	—	5,075
Trust preferred securities	—	—	5,604	5,604
Municipal obligations	—	4,595	—	4,595
Other equity securities	—	5,032	—	5,032

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$5,874	$5,874
Mortgage servicing rights	—	—	1,168	1,168
Other real estate owned	—	—	6,762	6,762

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
          The table below presents a reconciliation and income statement classification of gains and losses for trust preferred securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

Securities
available for sale
(In thousands)
Beginning balance, January 1, 2010	$5,604
Total gains or losses (realized / unrealized)	—
Included in earnings:
Interest income on securities	15
Included in other comprehensive income	147
Settlements	(41)
Transfers into Level 3	—

Ending balance, June 30, 2010	$5,725

          No changes in unrealized gains or losses were recorded through earnings for the six months ended June 30, 2010 or the year ended December 31, 2009 for the assets measured using significant unobservable inputs (Level 3 Inputs).
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
The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2010 and December 31, 2009 were summarized as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$32,646	$32,646	$140,144	$140,144
Securities available for sale	337,804	337,804	210,421	210,421
Other investments	3,600	3,600	3,850	3,850
Loans held for sale	811	811	241	241
Loans, net	679,934	684,635	698,127	707,198
Mortgage servicing rights	1,296	1,296	1,168	1,168
Accrued interest receivable	3,945	3,945	3,523	3,523

Financial liabilities:
Deposits	$797,754	$801,888	$909,966	$913,903
Federal Home Loan Bank advances	56,000	57,628	66,400	68,182
Other secured borrowings	58,000	61,938	58,000	62,037
Accrued interest payable	875	875	852	852

Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 10 — Subsequent Event — Dodd-Frank Act
          Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision. The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company. These capital requirements are substantially similar to the capital requirements currently applicable to the Bank. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
          The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.
          The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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
          In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities, and to a lesser extent, government sponsored collateralized mortgage obligations, municipal obligations, agency bonds and equity securities. We have in the past invested in trust preferred securities issued by third parties and private-label collateralized mortgage obligations, but this is not an integral part of our investment portfolio. At June 30, 2010, our investment securities portfolio had an amortized cost of $331.1 million.
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
Recent Events
New Federal Legislation
          Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision. The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company. These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “—Liquidity and Capital Resources.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
          The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.
          The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Critical Accounting Policies
          There are no material changes to the critical accounting policies disclosed in OmniAmerican Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2010.
Comparison of Financial Condition at June 30, 2010 and December 31, 2009
          Assets. Total assets remained unchanged at $1.13 billion at June 30, 2010 and at December 31, 2009 as decreases in cash and cash equivalents of $107.5 million and loans, net of the allowance for loan losses and deferred fees and discounts of $18.2 million were offset by an increase in securities classified as available for sale of $127.4 million.
          Cash and Cash Equivalents. Total cash and cash equivalents decreased $107.5 million, or 76.7%, to $32.6 million at June 30, 2010 from $140.1 million at December 31, 2009 primarily due to $164.9 million in cash used to purchase securities classified as available for sale, $118.9 million used to originate and purchase loans, and $10.4 million used to repay Federal Home Loan Bank advances during the six months ended June 30, 2010. These cash decreases were partially offset by $102.4 million in cash received from loan principal repayments, $40.3 million of proceeds from sales, principal repayments and maturities of securities classified as available for sale and $34.6 million of proceeds from the sales of longer term (greater than 15 years) one- to four-family residential mortgage loans during the six months ended June 30, 2010.
          Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, decreased $18.2 million, or 2.6%, to $679.9 million at June 30, 2010 from $698.1 million at December 31, 2009. Automobile loans (consisting of direct and indirect loans) decreased $17.2 million, or 8.4%, to $188.3 million at June 30, 2010 as weakened economic conditions have reduced the demand for automobile loans.
          Commercial business loans decreased $4.9 million, or 8.2%, to $54.5 million at June 30, 2010. The decrease in commercial business loans was primarily attributable to a $6.8 million decrease in participation interests in Shared National Credits, to $9.8 million at June 30, 2010 from $16.6 million at December 31, 2009 due to the Company’s efforts to reduce its exposure to Shared National Credits and to focus our commercial business lending on small-to-medium size businesses in our local market area. Real estate construction loans decreased $2.2 million, or 5.9%, to $34.7 million at June 30, 2010 and commercial real estate loans decreased $768,000, or 0.8%, to $100.2 million, primarily due to the economic downturn in our market area. One- to four-family residential mortgage loans increased $6.9 million, or 2.7%, to $264.1 million at June 30, 2010 from $257.3 million at December 31, 2009 as $67.4 million in originations and purchases of one- to four-family residential mortgage loans were offset by sales of $30.8 million, repayments of $28.3 million and a $1.4 million reclassification to other real estate owned.
          Allowance for Loan Losses. The allowance for loan losses decreased $325,000, or 3.9%, to $8.0 million at June 30, 2010 from $8.3 million at December 31, 2009, while total loans decreased $18.9 million, or 2.7%, to $688.9 million at June 30, 2010 from $707.8 million at December 31, 2009. Decreases in the allowance for loan losses attributable to automobile and commercial real estate loans were partially offset by an increase in the allowance for loan losses related to commercial business loans. At June 30, 2010, the allowance for loan losses represented 1.16% of total loans compared to 1.18% of total loans at December 31, 2009. Included in the allowance for loan losses at June 30, 2010 were specific allowances for loan losses of $889,000 related to six impaired loans with balances totaling $5.3 million. In addition, impaired loans with balances totaling $17.6 million did not require specific allowances for loan losses at June 30, 2010. The allowance for loan losses at December 31, 2009 included a $687,000 specific allowance for loan losses on five impaired loans with balances totaling of $6.6 million. Impaired loans with balances totaling $10.6 million did not require a specific valuation allowance at December 31, 2009. The balance of unimpaired loans decreased $24.6 million, or 3.6%, to $666.0 million at June 30, 2010 from $690.6 million at December 31, 2009. The allowance for loan losses related to unimpaired loans decreased $528,000, or 6.9%, to $7.1 million at June 30, 2010 from $7.6 million from December 31, 2009.
          The significant changes in the amount of the allowance for loan losses during the six months ended June 30, 2010 related to: (i) a $446,000 decrease in the allowance for loan losses attributable to automobile loans reflecting a decrease in net charge-offs to average automobile loans outstanding, to 0.54% at June 30, 2010 from 0.88% at December 31, 2009; (ii) a $334,000 decrease in the allowance for loan losses attributable to commercial real estate loans primarily due to a $377,000 decrease in the specific allowance for loan losses on impaired commercial real estate loans reflecting the charge-off during the six months ending June 30, 2010 of the commercial real estate loan on which the specific allowance had been established; and (iii) a $463,000 increase in the allowance for loan losses attributable to commercial business loans reflecting management’s assessment of nine impaired commercial business loans with balances totaling $2.3 million as to which specific allowance for loan losses of $617,000 were established at June 30, 2010, as compared to two impaired loans with balances totaling $393,000 and related specific allowance for loan losses of $102,000 at December 31, 2009. Management considered the effects of current economic conditions, loan concentrations, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and the estimated value of any underlying collateral, among other factors, when estimating the level of the allowance for loan losses required. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2010 and December 31, 2009.
          Securities. Securities classified as available for sale increased $127.4 million, or 60.6%, to $337.8 million at June 30, 2010 from $210.4 million at December 31, 2009. The increase in these securities during the six months ended June 30, 2010 is attributable to purchases of $98.0 million of government-sponsored collateralized mortgage obligations, $38.0 million in agency investments and $28.9 million of government-sponsored mortgage backed securities, as we invested the proceeds of the initial public stock offering and cash generated from operations in securities classified as available for sale. The increase in securities due to purchases was partially offset by principal repayments, maturities and calls of $38.5 million and sales of $1.8 million.
          Deposits. Deposits decreased $112.2 million, or 12.3%, to $797.8 million at June 30, 2010 from $910.0 million at December 31, 2009. Our core deposits (consisting of interest-bearing and non-interest-bearing demand accounts, money market accounts and savings accounts) decreased $135.1 million, or 23.4%, to $441.0 million at June 30, 2010 from $576.2 million at December 31, 2009. The core deposit balance at December 31, 2009 included $159.5 million in subscriptions for the purchase of shares of common stock in our stock offering, which was completed on January 20, 2010. Certificates of deposit increased $22.9 million, or 6.9%, to $356.7 million at June 30, 2010 from $333.8 million at December 31, 2009.
          Borrowings. Federal Home Loan Bank borrowings decreased $10.4 million, or 15.7%, to $56.0 million at June 30, 2010 from $66.4 million at December 31, 2009. The decrease was the result of scheduled maturities during the six months ended June 30, 2010 and was funded with available liquidity. Securities sold under agreements to repurchase were unchanged at $58.0 million at June 30, 2010 and at December 31, 2009.
          Equity. At June 30, 2010, our equity was $200.9 million, an increase of $109.7 million, or 120.3%, from $91.2 million at December 31, 2009. The increase resulted from the receipt of net proceeds totaling $106.0 million following the completion of our initial public stock offering on January 20, 2010, as well as an increase in accumulated other comprehensive income of $2.4 million, to $3.0 million at June 30, 2010 from $601,000 at December 31, 2009, and net income of $1.1 million for the six months ended June 30, 2010.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009
          General. Net income increased $311,000, or 105.1%, to $607,000 for the three months ended June 30, 2010 from $296,000 for the prior year period. The increase in net income for the three months ended June 30, 2010 reflected an increase in net interest income of $1.5 million and a decrease in income tax expense of $60,000, partially offset by an increase the provision for loan losses of $550,000, a decrease in noninterest income of $448,000, and an increase in noninterest expense of $182,000.
          Interest Income. Interest income decreased $279,000, or 2.0%, to $13.5 million for the three months ended June 30, 2010 from $13.7 million for the three months ended June 30, 2009. The decrease resulted from a decrease of 42 basis points in our average yield on interest-earning assets to 5.21% for the three months ended June 30, 2010 from 5.63% for the three months ended June 30, 2009. The decrease in our average yield on interest-earning assets during the three months ended June 30, 2010 as compared to the prior year period was due to the general decline in short-term market interest rates. Partially offsetting the decrease in the average yield on interest-earning assets was a $56.7 million, or 5.8%, increase in the average balance of interest-earning assets to $1.03 billion for the three months ended June 30, 2010 from $975.6 million for the three months ended June 30, 2009.
          Interest income on loans decreased $879,000, or 7.6%, to $10.7 million for the three months ended June 30, 2010 from $11.6 million for the three months ended June 30, 2009. The decrease resulted primarily from a decrease in the average balance of loans of $38.5 million, or 5.3%, to $693.0 million for the three months ended June 30, 2010 from $731.5 million for the three months ended June 30, 2009. In addition, the average yield on our loan portfolio decreased by 16 basis points to 6.16% for the three months ended June 30, 2010 from 6.32% for the three months ended June 30, 2009.
          Interest income on investment securities increased $600,000, or 27.3%, to $2.8 million for the three months ended June 30, 2010 from $2.2 million for the three months ended June 30, 2009. The increase resulted primarily from a $125.1 million, or 65.7%, increase in the average balance of our securities portfolio to $315.5 million for the three months ended June 30, 2010 from $190.4 million for the three months ended June 30, 2009, due to increased purchases of securities, primarily U.S. government sponsored collateralized mortgage obligations. Partially offsetting the increase in the average balance of our securities portfolio was decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 105 basis points to 3.54% for the three months ended June 30, 2010 from 4.59% for the three months ended June 30, 2009.
          Interest Expense. Interest expense decreased by $1.8 million, or 34.0%, to $3.5 million for the three months ended June 30, 2010 from $5.3 million for the three months ended June 30, 2009. The decrease resulted primarily from decreases in interest expense on deposits of $905,000 and interest expense on borrowed funds of $845,000. The average rate we paid on deposits decreased 58 basis points to 1.37% for the three months ended June 30, 2010 from 1.95% for the three months ended June 30, 2009. Partially offsetting the decrease in average rates paid on deposits was an increase in the average balance of interest-bearing deposits of $26.4 million, or 3.8%, to $718.8 million for the three months ended June 30, 2010 from $692.4 million for the three months ended June 30, 2009. The increase in the average balance of our deposits was primarily due to a $20.5 million increase in the average balance of our core deposits (consisting of demand accounts, money market accounts and savings accounts), and a $5.9 million increase in the average balance of our certificates of deposit.
          Interest expense on certificates of deposit decreased $846,000, or 31.3%, to $1.9 million for the three months ended June 30, 2010 from $2.7 million for the three months ended June 30, 2009. The average rate paid on certificates of deposit decreased 103 basis points to 2.15% for the three months ended June 30, 2010 from 3.18% for the three months ended June 30, 2009, reflecting lower market interest rates. Partially offsetting the decrease in the average yield of certificates of deposit was an increase in the average balance of certificates of deposit of $6.0 million, to $347.4 million for the three months ended June 30, 2010 from $341.4 million for the three months ended June 30, 2009. The interest expense on our core deposits decreased $59,000, or 9.0%, to $597,000 for the three months ended June 30, 2010 from $656,000 for the prior year period, primarily due to a 11 basis point decrease in the average rate paid on core deposits, partially offset by a $20.5 million increase in the average balance of core deposits.
          Interest expense on borrowed funds decreased by $845,000, or 44.5%, to $1.0 million for the three months ended June 30, 2010 from $1.9 million for the prior year period primarily due to a $72.7 million decrease in the average balance of Federal Home Loan Bank borrowings to $56.0 million for the three months ended June 30, 2010 from $128.7 million for the three months ended June 30, 2009. In addition, the average rate paid on borrowed funds decreased 39 basis points to 3.65% for the three months ended June 30, 2010 from 4.04% for the three months ended June 30, 2009.
          Net Interest Income. Net interest income increased by $1.5 million, or 17.6%, to $10.0 million for the three months ended June 30, 2010 from $8.5 million for the prior year period, resulting from a 29 basis point improvement in our interest rate spread to 3.53% for the three months ended June 30, 2010 from 3.24% for the three months ended June 30, 2009. Our net interest margin increased 38 basis points to 3.86% for the three months ended June 30, 2010 from 3.48% for the three months ended June 30, 2009. The increases in our interest rate spread and net interest margin reflected the sloping yield curve as short-term market interest rates used to price our deposits have continued to decline in 2010.
          Provision for Loan Losses. We recorded a provision for loan losses of $1.5 million for the three months ended June 30, 2010 compared to a provision for loan losses of $900,000 for the three months ended June 30, 2009. This increase was primarily due to a $1.3 million increase in net charge-offs to $2.1 million for the three months ended June 30, 2010 from $829,000 for the three months ended June 30, 2009. Net charge-offs increased to 1.24% of average loans outstanding for the three months ended June 30, 2010 from 0.45% for the three months ended June 30, 2009. Substandard loans decreased $10.6 million, or 30.3%, to $24.4 million at June 30, 2010 from $35.0 million at June 30, 2009. At June 30, 2010, we identified 86 impaired loans with balances totaling $22.9 million. Eight of these impaired loans with balances totaling $5.3 million had specific allowance for loan losses totaling $889,000. Included in the substandard loan total at June 30, 2009 were impaired loans totaling $5.1 million with a specific allowance for loan losses of $1.3 million. In addition, five loans with balances totaling $900,000 were reclassified to other real estate owned during the three months ended June 30, 2010. The allowance for loan losses to total loans receivable decreased to 1.16% at June 30, 2010 from 1.20% at June 30, 2009 primarily due to the charge-off of loans for which specific allowance for loan losses had previously been established.
          Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either June 30, 2010 or June 30, 2009. At June 30, 2010, non-performing loans totaled $7.1 million, or 1.04% of total loans, compared to $5.6 million, or 0.76% of total loans, at June 30, 2009. The allowance for loan losses as a percentage of non-performing loans decreased to 113.02% at June 30, 2010 from 158.30% at June 30, 2009.
          Noninterest Income. Noninterest income decreased $488,000, or 12.3%, to $3.5 million for the three months ended June 30, 2010 from $4.0 million for the three months ended June 30, 2009. The decrease was primarily attributable to a $305,000 decrease in net gains on the sale of securities available for sale, consisting of mortgage-backed securities, and a $114,000 decrease in service charges and other fees, due primarily to a decrease in non-sufficient fund fee income.
          Noninterest Expense. Noninterest expense increased $182,000, or 1.7%, to $11.1 million for the three months ended June 30, 2010 from $10.9 million for the three months ended June 30, 2009. The increase was primarily attributable to a $295,000 increase in other operations expense, a $195,000 increase in professional and outside services and a $186,000 increase in salaries and benefits expense, partially offset by a $487,000 decrease in the FDIC insurance assessment. The increase in other operations expense was primarily due to a $167,000 increase in property tax, repairs and maintenance, and other expenses related to other real estate owned. Other real estate owned increased to $7.6 million at June 30, 2010 from $551,000 at June 30, 2009. Other operations expense also increased due to $134,000 in annual meeting costs and additional insurance expenses resulting from our conversion to a publicly traded company. The increase in professional and outside services can be primarily attributed to additional accounting, legal and consulting expenses to meet the reporting and compliance requirements of being a publicly traded company. The increase in salaries and benefits was due primarily to $217,000 in compensation costs related to the employee stock ownership plan during the quarter ended June 30, 2010. The decrease in the FDIC insurance assessment for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily attributable to a $478,000 special assessment incurred in the prior year period.
          Income Tax Expense. Income tax expense was $239,000 for the three months ended June 30, 2010 compared to $299,000 for the same period in 2009. Our effective tax rate, including provisions for the Texas state margin tax was 28.3% for the three months ended June 30, 2010 compared to 50.3% for the three months ended June 30, 2009. The decrease in the effective tax rate is attributable to a change in the application of the Texas margin tax law as it relates to the calculation of in-state taxable margin.
Analysis of Net Interest Income — Three Months Ended June 30, 2010 and 2009
          Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended June 30,
	2010			2009
	Average Outstanding		Yield/	Average Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$693,031	$10,675	6.16%	$731,490	$11,554	6.32%
Taxable investment securities available for sale	311,053	2,753	3.54	185,154	2,123	4.59
Nontaxable investment securities available for sale	4,442	12	1.08 (2)	5,238	24	1.83 (2)
Cash and cash equivalents	20,123	14	0.28	46,316	7	0.06
Other	3,679	3	0.33	7,404	28	1.51

Total interest-earning assets	1,032,328	13,457	5.21	975,602	13,736	5.63
Noninterest-earning assets	82,538			75,707

Total assets	$1,114,866			$1,051,309

Interest-bearing liabilities:
Interest-bearing demand	$74,636	$72	0.39%	$66,134	$68	0.41%
Savings accounts	207,592	309	0.60	198,906	352	0.71
Money market accounts	89,194	216	0.97	85,870	236	1.10
Certificates of deposit	347,352	1,866	2.15	341,445	2,712	3.18

Total interest-bearing deposits	718,774	2,463	1.37	692,355	3,368	1.95
Federal Home Loan Bank advances	56,000	525	3.75	128,669	1,314	4.08
Other secured borrowings	58,000	516	3.56	58,000	572	3.95

Total interest-bearing liabilities	832,774	3,504	1.68	879,024	5,254	2.39
Noninterest-bearing liabilities(3)	83,021			81,737

Total liabilities	915,795			960,761
Equity	199,071			90,548

Total liabilities and equity	$1,114,866			$1,051,309

Net interest income		$9,953			$8,482

Interest rate spread (4)			3.53%			3.24%
Net interest-earning assets (5)	$199,554			$96,578

Net interest margin (6)			3.86%			3.48%
Average interest-earning assets to interest-bearing liabilities	123.96%			110.99%

(1)	Annualized.

(2)	The tax equivalent yield of nontaxable investment securities was 1.64%, and 2.78% for the three months ended June 30, 2010 and 2009, respectively, assuming a marginal tax rate of 34%.

(3)	Includes noninterest-bearing deposits.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
     The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by later volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(607)	$(272)	$(879)
Taxable investment securities available for sale	1,444	(814)	630
Nontaxable investment securities available for sale	(4)	(8)	(12)
Cash and cash equivalents	(4)	11	7
Other	(14)	(11)	(25)

Total interest-earning assets	$815	$(1,094)	$(279)

Interest-bearing liabilities:
Interest-bearing demand	$9	$(5)	$4
Savings accounts	15	(58)	(43)
Money market accounts	9	(29)	(20)
Certificates of deposit	47	(893)	(846)

Total interest-bearing deposits	80	(985)	(905)
Federal Home Loan Bank advances	(742)	(47)	(789)
Other secured borrowings	—	(56)	(56)

Total interest-bearing liabilities	$(662)	$(1,088)	$(1,750)

Change in net interest income	$1,477	$(6)	$1,471

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009
     General. Net income increased $681,000, or 148.4%, to $1.1 million for the six months ended June 30, 2010 from $459,000 for the prior year period. The increase in net income for the six months ended June 30, 2010 reflected an increase in net interest income of $3.2 million and decreases in the provision for loan losses of $150,000 and income tax expense of $11,000, partially offset by a decrease in noninterest income of $1.7 million and an increase in noninterest expense of $1.0 million.
     Interest Income. Interest income decreased $1.1 million, or 4.0%, to $26.6 million for the six months ended June 30, 2010 from $27.7 million for the six months ended June 30, 2009. The decrease resulted from a decrease of 42 basis points in our average yield on interest-earning assets to 5.21% for the six months ended June 30, 2010 from 5.63% for the six months ended June 30, 2009. The decrease in our average yield on interest-earning assets during the six months ended June 30, 2010 as compared to the prior year period was due to the general decline in short-term market interest rates. Partially offsetting the decrease in the average yield on interest-earning assets was a $38.1 million, or 3.9%, increase in the average balance of interest-earning assets to $1.02 billion for the six months ended June 30, 2010 from $982.8 million for the six months ended June 30, 2009.
     Interest income on loans decreased $1.5 million, or 6.6%, to $21.3 million for the six months ended June 30, 2010 from $22.8 million for the six months ended June 30, 2009. The decrease resulted primarily from a decrease in the average balance of loans of $37.2 million, or 5.1%, to $694.0 million for the six months ended June 30, 2010 from $731.2 million for the six months ended June 30, 2009. In addition, the average yield on our loan portfolio decreased by 10 basis points to 6.14% for the six months ended June 30, 2010 from 6.24% for the six months ended June 30, 2009.
     Interest income on investment securities increased $444,000, or 9.1%, to $5.3 million for the six months ended June 30, 2010 from $4.9 million for the six months ended June 30, 2009. The increase resulted primarily from a $86.1 million, or 42.2%, increase in the average balance of our securities portfolio to $290.1 million for the six months ended June 30, 2010 from $204.0 million for the six months ended June 30, 2009, due to increased purchases of securities, primarily U.S. government sponsored collateralized mortgage obligations. Partially offsetting the increase in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 108 basis points to 3.65% for the six months ended June 30, 2010 from 4.73% for the six months ended June 30, 2009.
     Interest Expense. Interest expense decreased by $4.2 million, or 37.5%, to $7.0 million for the six months ended June 30, 2010 from $11.2 million for the six months ended June 30, 2009. The decrease resulted primarily from decreases in interest expense on deposits of $2.2 million and interest expense on borrowed funds of $2.0 million. The average rate we paid on deposits decreased 69 basis points to 1.38% for the six months ended June 30, 2010 from 2.07% for the six months ended June 30, 2009. Partially offsetting the decrease in average rates paid on deposits was an increase in the average balance of interest-bearing deposits of $19.9 million, or 2.9%, to $706.5 million for the six months ended June 30, 2010 from $686.6 million for the six months ended June 30, 2009. The increase in the average balance of our deposits was primarily due to a $25.4 million increase in the average balance of our core deposits (consisting of demand accounts, money market accounts and savings accounts), partially offset by a $5.4 million decrease in the average balance of our certificates of deposit.
     Interest expense on certificates of deposit decreased $2.0 million, or 35.1%, to $3.7 million for the six months ended June 30, 2010 from $5.7 million for the six months ended June 30, 2009. The average rate paid on certificates of deposit decreased 113 basis points to 2.17% for the six months ended June 30, 2010 from 3.30% for the six months ended June 30, 2009, reflecting lower market interest rates. In addition, the average balance of certificates of deposit decreased by $5.4 million, to $338.9 million for the six months ended June 30, 2010 from $344.3 million for the six months ended June 30, 2009. The interest expense on our core deposits decreased $211,000, or 15.1%, to $1.2 million for the six months ended June 30, 2010 from $1.4 million for the prior year period, primarily due to a 17 basis point decrease in the average rate paid on core deposits, partially offset by a $25.4 million increase in the average balance of core deposits.
     Interest expense on borrowed funds decreased by $2.0 million, or 48.8%, to $2.1 million for the six months ended June 30, 2010 from $4.1 million for the prior year period primarily due to a $86.5 million decrease in the average balance of Federal Home Loan Bank borrowings to $57.3 million for the six months ended June 30, 2010 from $143.8 million for the six months ended June 30, 2009. In addition, the average rate paid on borrowed funds decreased 39 basis points to 3.64% for the six months ended June 30, 2010 from 4.03% for the six months ended June 30, 2009.
     Net Interest Income. Net interest income increased by $3.1 million, or 18.8%, to $19.6 million for the six months ended June 30, 2010 from $16.5 million for the prior year period, resulting from a 39 basis point improvement in our interest rate spread to 3.51% for the six months ended June 30, 2010 from 3.12% for the six months ended June 30, 2009. Our net interest margin increased 49 basis points to 3.85% for the six months ended June 30, 2010 from 3.36% for the six months ended June 30, 2009. The increase in our interest rate spread and net interest margin reflected the steepening yield curve as short-term market interest rates used to price our deposits have continued to decline in 2010.
     Provision for Loan Losses. We recorded a provision for loan losses of $2.3 million for the six months ended June 30, 2010 compared to a provision for loan losses of $2.4 million for the six months ended June 30, 2009. Substandard loans decreased $10.6 million, or 30.3%, to $24.4 million at June 30, 2010 from $35.0 million at June 30, 2009. Included in the substandard loan total at June 30, 2009 were impaired loans totaling $5.1 million with a specific allowance for loan losses of $1.3 million. At June 30, 2010, we identified 86 impaired loans with balances totaling $22.9 million. Eight of these impaired loans with balances totaling $5.3 million had a specific allowance for loan losses totaling $889,000. In addition, seven loans with balances totaling $1.4 million were reclassified to other real estate owned during the six months ended June 30, 2010. Net charge-offs increased to 0.75% of average loans outstanding for the six months ended June 30, 2010 from 0.51% for the six months ended June 30, 2009. The allowance for loan losses to total loans receivable decreased to 1.16% at June 30, 2010 from 1.20% at June 30, 2009 primarily due to the charge-off of loans for which specific allowance for loan losses had previously been established.
     Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either June 30, 2010 or June 30, 2009. At June 30, 2010, non-performing loans totaled $7.1 million, or 1.04% of total loans, compared to $5.6 million, or 0.76% of total loans, at June 30, 2009. The allowance for loan losses as a percentage of non-performing loans decreased to 113.02% at June 30, 2010 from 158.30% at June 30, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2010 and 2009.
     Noninterest Income. Noninterest income decreased $1.7 million, or 20.2%, to $6.7 million for the six months ended June 30, 2010 from $8.4 million for the six months ended June 30, 2009. The decrease was primarily attributable to a $1.0 million decrease in net gains on the sale of securities available for sale, consisting of mortgage-backed securities, a $356,000 decrease in net gains on the sale of loans, consisting primarily of one- to four-family residential mortgage loans, and a $198,000 decrease in service charges and other fees, primarily attributable to a decline in non-sufficient fund fee income.
     Noninterest Expense. Noninterest expense increased $969,000, or 4.5%, to $22.5 million for the six months ended June 30, 2010 from $21.5 million for the six months ended June 30, 2009. The increase was primarily attributable to increases in salaries and benefits expense of $541,000, other operations expense of $411,000, software and equipment maintenance expense of $319,000 professional and outside services of $253,000, and marketing expense of $222,000, partially offset by decreases in depreciation expense on furniture, software and equipment of $360,000 and the FDIC insurance assessment of $308,000. The increase in salaries and benefits was due primarily to annual wage adjustments effective January 1, 2010, an increase in incentives expense related to a new incentive plan that includes a larger employee base with higher percentages, severance expenses related to the termination of certain employees and compensation costs related to the employee stock ownership plan. The increase in other operations expense was due primarily to a $331,000 increase in property tax, repairs and maintenance, and other expenses related to other real estate owed. Other operations expense also increased due to $232,000 in annual meeting costs and additional insurance expenses resulting from our conversion to a publicly traded company. The increase in software and equipment maintenance expense related primarily to expenditures incurred to enhance the performance and security of our information systems. The increase in professional and outside services can be primarily attributed to additional accounting, legal and consulting expenses to meet the reporting and compliance requirements of being a publicly traded company. The increase in marketing expense was due primarily to a new debit card rewards program offered to customers. The decrease in depreciation expense on furniture, software and equipment for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to assets fully depreciated at December 31, 2009. The decrease in the FDIC insurance assessment for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to a $478,000 special assessment incurred in the prior year period, partially offset by increases in the general assessment rate and the deposits upon which the assessment is based.
     Income Tax Expense. Income tax expense was $478,000 for the six months ended June 30, 2010 compared to $489,000 for the same period in 2009. Our effective tax rate, including provisions for the Texas state margin tax was 29.5% for the six months ended June 30, 2010 compared to 51.6% for the six months ended June 30, 2009. The decrease in the effective tax rate is attributable to a change in the application of the Texas margin tax law as it relates to the calculation of in-state taxable margin.
Analysis of Net Interest Income — Six Months Ended June 30, 2010 and 2009
     Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Six Months Ended June 30,
	2010			2009
	Average Outstanding		Yield/	Average Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$693,997	$21,317	6.14%	$731,193	$22,795	6.24%
Taxable investment securities available for sale	285,590	5,214	3.65	198,726	4,699	4.73
Nontaxable investment securities available for sale	4,492	25	1.11 (2)	5,264	76	2.89 (2)
Cash and cash equivalents	33,010	45	0.27	40,074	18	0.09
Other	3,764	16	0.85	7,542	63	1.67

Total interest-earning assets	1,020,853	26,617	5.21	982,799	27,651	5.63
Noninterest-earning assets	85,219			76,268

Total assets	$1,106,072			$1,059,067

Interest-bearing liabilities:
Interest-bearing demand	$72,762	$158	0.43%	$64,371	$140	0.43%
Savings accounts	204,760	603	0.59	194,465	753	0.77
Money market accounts	90,116	438	0.97	83,382	517	1.24
Certificates of deposit	338,867	3,677	2.17	344,334	5,685	3.30

Total interest-bearing deposits	706,505	4,876	1.38	686,552	7,095	2.07
Federal Home Loan Bank advances	57,302	1,063	3.71	143,768	3,002	4.18
Other secured borrowings	58,000	1,034	3.57	58,000	1,066	3.67

Total interest-bearing liabilities	821,807	6,973	1.70	888,320	11,163	2.51
Noninterest-bearing liabilities(3)	103,059			80,353

Total liabilities	924,866			968,673
Equity	181,206			90,394

Total liabilities and equity	$1,106,072			$1,059,067

Net interest income		$19,644			$16,488

Interest rate spread (4)			3.51%			3.12%
Net interest-earning assets (5)	$199,046			$94,479

Net interest margin (6)			3.85%			3.36%
Average interest-earning assets to interest-bearing liabilities	124.22%			110.64%

(1)	Annualized.

(2)	The tax equivalent yield of nontaxable investment securities was 1.69%, and 4.38% for the six months ended June 30, 2010 and 2009, respectively, assuming a marginal tax rate of 34%.

(3)	Includes noninterest-bearing deposits.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
     The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by later volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Six Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(1,160)	$(318)	$(1,478)
Taxable investment securities available for sale	2,054	(1,539)	515
Nontaxable investment securities available for sale	(11)	(40)	(51)
Cash and cash equivalents	(3)	30	27
Other	(32)	(15)	(47)

Total interest-earning assets	$848	$(1,882)	$(1,034)

Interest-bearing liabilities:
Interest-bearing demand	$18	$—	$18
Savings accounts	40	(190)	(150)
Money market accounts	42	(121)	(79)
Certificates of deposit	(90)	(1,918)	(2,008)

Total interest-bearing deposits	10	(2,229)	(2,219)
Federal Home Loan Bank advances	(1,805)	(134)	(1,939)
Other secured borrowings	—	(32)	(32)

Total interest-bearing liabilities	$(1,795)	$(2,395)	$(4,190)

Change in net interest income	$2,643	$513	$3,156

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
     Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $32.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $337.8 million at June 30, 2010. On that date, we had $56.0 million in Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $402.5 million.
     Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
     At June 30, 2010, we had $22.7 million in commitments to extend credit. Included in these commitments to extend credit, were $19.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2010 totaled $233.9 million, or 29.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011. We believe, however, based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
     Generally, our primary investing activity is originating loans. During the six months ended June 30, 2010, we originated $118.2 million of loans. In addition, we purchased $164.9 million of securities classified as available for sale during the six months ended June 30, 2010, as the proceeds from our initial public stock offering and cash generated through operations were invested in securities.
     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Total deposits decreased $112.2 million for the six months ended June 30, 2010, primarily due to the effects of the initial public stock offering. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
     Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $10.4 million for the six months ended June 30, 2010. At June 30, 2010, we had the ability to borrow up to $458.5 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $27.5 million in federal funds lines with other financial institutions at June 30, 2010. We also have a line of credit with the Federal Reserve Bank of Dallas which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At June 30, 2010, the borrowing limit for this line of credit was $178.3 million.

     OmniAmerican Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, OmniAmerican Bank exceeded all regulatory capital requirements. OmniAmerican Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at June 30, 2010 and December 31, 2009.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total risk-based capital to risk-weighted assets	$169,466	23.54%	$57,595	8.00%	$71,993	10.00%
Tier I risk-based capital to risk-weighted assets	162,352	22.55%	28,797	4.00%	43,196	6.00%
Tier I (Core) capital to adjusted total assets	162,352	14.47%	44,890	4.00%	56,112	5.00%
As of December 31, 2009
Total risk-based capital to risk-weighted assets	$90,372	12.03%	$60,097	8.00%	$75,122	10.00%
Tier I risk-based capital to risk-weighted assets	82,731	11.01%	30,049	4.00%	45,073	6.00%
Tier I (Core) capital to adjusted total assets	82,731	7.35%	45,022	4.00%	56,277	5.00%
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

     The table below sets forth, as of March 31, 2010 (the most recent date available), the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2010
				NPV as a Percentage of
Change in				Present Value of Assets(3)
Interest Rates		Estimated (Decrease) in NPV			Increase
(basis points)					(Decrease)
(1)	Estimated NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)
		(Dollars in thousands)
+300	$168,605	$(37,188)	(18.07)%	15.51%	(246)
+200	183,549	(22,244)	(10.81)%	16.56%	(141)
+100	196,325	(9,468)	(4.60)%	17.40%	(57)
0	205,793	—	—	17.97%	—
-100	211,889	6,096	2.96%	18.29%	32

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The Office of Thrift Supervision model illustrates the change in the economic value of our assets and liabilities at March 31, 2010 assuming an immediate change in interest rates. The table above indicates that at March 31, 2010, under the Office of Thrift Supervision model, in the event of a 200 basis point increase in interest rates, we would experience a 10.81% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 2.96% increase in net portfolio value.
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

     The following table presents our internal calculations of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous changes in the interest rate yield curve as of June 30, 2010:

At June 30, 2010

				NPV as a Percentage of
				Present Value of Assets
Change in		Estimated (Decrease) in NPV		(3)		Net Interest Income
Interest Rates							Increase (Decrease) in
(basis points)					Increase (Decrease)	Estimated Net	Estimated Net Interest Income
(1)	Estimated NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Interest Income	Amount	Percent
				(Dollars in thousands)
+300	$167,396	$(49,143)	(22.69)%	14.96%	(330)	$42,801	$(2,960)	(6.47)%
+200	186,837	(29,702)	(13.72)%	16.33%	(193)	44,122	(1,639)	(3.58)%
+100	203,100	(13,439)	(6.21)%	17.41%	(85)	45,228	(533)	(1.16)%
0	216,539	—	—	18.26%	—	45,761	—	—
-100	223,002	6,463	2.98%	18.61%	35	45,123	(638)	(1.39)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
     The table above indicates that at June 30, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 13.72% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 2.98% increase in net portfolio value.
     Net Interest Income. As of June 30, 2010, using our internal interest rate risk model, we estimated that our net interest income for the six months ended June 30, 2010 would decrease by 3.58% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 1.39% in the event of an instantaneous 100 basis point decrease in market interest rates. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates.

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
ITEM 4T. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company and its subsidiary are subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a materially adverse effect on the Company’s results of operations.
ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 24, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. REMOVED AND RESERVED
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

OMNIAMERICAN BANCORP, INC. (Registrant)
Date: August 11, 2010	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: August 11, 2010	/s/ Deborah B. Wilkinson
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