Form 10-Q
period 2010-09-30
OmniAmerican Bancorp, Inc.
filed 2010-11-04
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-34605
OMNIAMERICAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-0983595

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1320 S. University Drive, Fort Worth, Texas	76107

(Address of Principal Executive Offices)	(Zip Code)
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
There were 11,902,500 shares of Common Stock, par value $0.01 per share, issued and outstanding as of November 4, 2010.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2010	2009
ASSETS

Cash and due from financial institutions	$13,888	$14,729
Short-term interest-earning deposits in other financial institutions	1,380	125,415

Total cash and cash equivalents	15,268	140,144

Investments:
Securities available for sale (Amortized cost of $355,548 on September 30, 2010 and $207,338 on December 31, 2009)	362,410	210,421
Other	3,604	3,850
Loans held for sale	426	241

Loans, net of deferred fees and discounts	676,953	706,455
Less allowance for loan losses	(9,306)	(8,328)

Loans, net	667,647	698,127
Premises and equipment, net	48,364	50,951
Other real estate owned	11,163	6,762
Mortgage servicing rights	1,309	1,168
Deferred tax asset, net	5,556	7,514
Accrued interest receivable	3,754	3,523
Other assets	6,736	11,226

Total assets	$1,126,237	$1,133,927

LIABILITIES AND EQUITY CAPITAL

Deposits:
Noninterest-bearing	$67,908	$75,628
Interest-bearing	731,963	834,338

Total deposits	799,871	909,966

Federal Home Loan Bank advances	51,000	66,400
Other secured borrowings	58,075	58,000
Accrued expenses and other liabilities	15,971	8,405

Total liabilities	924,917	1,042,771

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,902,500 shares issued and outstanding at September 30, 2010, 0 shares issued and outstanding at December 31, 2009	119	—
Additional paid-in capital	115,446	—
Unallocated ESOP Shares	(9,236)	—
Retained earnings	91,896	90,555
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	4,529	2,035
Unrealized loss on pension plan, net of income taxes	(1,434)	(1,434)

Total accumulated other comprehensive income (loss)	3,095	601

Total stockholders’ equity	201,320	91,156

Total liabilities and stockholders’ equity	$1,126,237	$1,133,927

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010		2009
Interest income:
Loans, including fees	$10,705	$11,208	$32,022		$34,003
Securities — taxable	2,831	2,094	8,106		6,874
Securities — nontaxable	6	21	31		97

Total interest income	13,542	13,323	40,159		40,974

Interest expense:
Deposits	2,393	3,003	7,269		10,098
Borrowed funds	1,183	1,567	3,280		5,635

Total interest expense	3,576	4,570	10,549		15,733

Net interest income	9,966	8,753	29,610		25,241

Provision for loan losses	2,750	1,925	5,000		4,325

Net interest income after provision for loan losses	7,216	6,828	24,610		20,916

Noninterest income:
Service charges and other fees	2,578	2,596	7,747		7,963
Net gains on sales and calls of securities available for sale	13	1,159	104		2,263
Net gains on sales of loans	455	297	1,080		1,278
Net (losses) gains on sales of repossessed assets	(40)	36	(15)		46
Net gains (losses) on dispositions of premises and equipment	—	3	—		(2)
Commissions	162	154	483		585
Other income	283	258	747		732

Total noninterest income	3,451	4,503	10,146		12,865

Noninterest expense:
Salaries and benefits	4,971	5,241	16,013		15,742
Software and equipment maintenance	575	733	2,200		2,039
Depreciation of furniture, software and equipment	793	923	2,384		2,874
FDIC insurance	434	527	1,282		1,683
Service fees	150	209	548		658
Communications costs	165	257	637		770
Other operations expense	1,244	1,046	3,374		2,765
Occupancy	917	964	2,844		2,843
Professional and outside services	989	922	2,831		2,511
Loan servicing	71	119	199		312
Marketing	201	87	669		333

Total noninterest expense	10,510	11,028	32,981		32,530

Income before income tax expense	157	303	1,775		1,251
Income tax (benefit) expense	(44)	205	434		694

Net income	$201	$98	$1,341		$557

Earnings per share:
Basic	$0.02	N/A	$0.11	(1)	N/A

Diluted	$0.02	N/A	$0.11	(1)	N/A

(1)	Calculated from the effective date of January 20, 2010.
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

					Accumulated
		Additional	Unallocated		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balances at January 1, 2009	$—	$—	$—	$89,900	$(571)	$89,329
Nine months ended September 30, 2009
Comprehensive income:
Net income				557	—	557
Change in fair value of securities available for sale, net of reclassification to earnings of $(2,263) and income tax effect of $(748)				—	1,453	1,453

Total comprehensive income						2,010

Balances at September 30, 2009	$—	$—	$—	$90,457	$882	$91,339

Balances at January 1, 2010	$—	$—	$—	$90,555	$601	$91,156
Nine months ended September 30, 2010
Issuance of 11,902,500 shares of common stock, net of offering costs	119	115,407	(9,522)			106,004
ESOP shares allocated		39	286			325
Comprehensive income:
Net income				1,341	—	1,341
Change in fair value of securities available for sale, net of reclassification to earnings of $(104) and income tax effect of $(1,285)				—	2,494	2,494

Total comprehensive income						3,835

Balances at September 30, 2010	$119	$115,446	$(9,236)	$91,896	$3,095	$201,320

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flow (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,341	$557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,632	4,096
Provision for loan losses	5,000	4,325
Amortization of net premium on investments	1,651	413
Net gains on sales and calls of securities available for sale	(104)	(2,263)
Net gains on sales of loans held for sale	(1,080)	(1,278)
Proceeds from sales of loans held for sale	11,915	9,205
Loans originated for sale	(12,100)	(9,798)
Net losses on disposition of premises and equipment	—	2
Net losses on sales of other real estate owned	27	—
Net losses on write-down of other real estate owned	67	—
Net losses (gains) on sales of repossessed assets	15	(46)
ESOP compensation expense	325	—
Federal Home Loan Bank stock dividends	(12)	(17)
Changes in operating assets and liabilities:
Accrued interest receivable	(231)	487
Other assets	7,335	(2,136)
Accrued interest payable and other liabilities	7,566	2,590

Net cash provided by operating activities	25,347	6,137

Cash flows from investing activities:
Securities available for sale:
Purchases	(231,383)	(72,493)
Proceeds from sales	1,734	57,270
Proceeds from maturities, calls and principal repayments	79,892	53,705
Purchases of other investments	—	(10)
Redemptions of other investments	258	4,838
Purchases of loans held for investment	(1,108)	(15,409)
Net increase in loans held for investment	(19,468)	(34,732)
Proceeds from sales of loans held for investment	37,892	58,961
Purchases of premises and equipment	(1,045)	(1,513)
Proceeds from sales of premises and equipment	—	5
Proceeds from sales of other real estate owned	2,421	63

Net cash (used in) provided by investing activities	(130,807)	50,685

Cash flows from financing activities:
Net (decrease) increase in deposits	(110,095)	13,932
Net decrease in Federal Home Loan Bank advances	(15,400)	(79,500)
Net increase (decrease) in other secured borrowings	75	(664)
Proceeds from issuance of common stock	106,004	—

Net cash used in financing activities	(19,416)	(66,232)

Net decrease in cash and cash equivalents	(124,876)	(9,410)
Cash and cash equivalents, beginning of period	140,144	41,242

Cash and cash equivalents, end of period	$15,268	$31,832

Supplemental cash flow information:
Interest paid	$10,398	$16,491
Non-cash transactions:
Loans transferred to other real estate owned	$6,916	$8,880
Loans transferred to foreclosed assets	$2,328	$3,512
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2010. In management’s opinion, the interim data as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank.
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
     In April 2009, the FASB issued new authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. Determination of whether a transaction is orderly or not orderly in instances when there has been a significant decrease in the volume and level of activity for an asset or liability depends on an evaluation of facts and circumstances and requires the use of significant judgment. The new authoritative guidance requires a company to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in such inputs and valuation techniques, if any, which occurred during the reporting period. The new authoritative guidance became effective for interim and annual periods ending after June 15, 2009. The Company adopted the new authoritative accounting guidance for the period ended June 30, 2009. Adoption did not have a material effect on the Company’s financial statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
     In May 2009, the FASB issued ASC Topic 855, “Subsequent Events.” The objective of the guidance is to establish principles and requirements for subsequent events and, in particular, the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. The Company has evaluated all events or transactions that occurred after September 30, 2010 through the date the Company issued these consolidated financial statements.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 4 — Investment Securities
     The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of September 30, 2010 and December 31, 2009 were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
		(In thousands)
September 30, 2010
U. S. government sponsored mortgage-backed securities	$154,162	$5,246	$(58)	$159,350
U. S. government sponsored collateralized mortgage obligations	164,423	3,460	(59)	167,824
Private-label collateralized mortgage obligations (residential)	4,146	43	(9)	4,180
Trust preferred securities	7,714	—	(2,376)	5,338
Agency bonds	19,982	412	—	20,394
Other equity securities	5,121	203	—	5,324

Total investment securities available for sale	$355,548	$9,364	$(2,502)	$362,410

December 31, 2009
U. S. government sponsored mortgage-backed securities	$130,090	$5,000	$(123)	$134,967
U. S. government sponsored collateralized mortgage obligations	54,378	999	(229)	55,148
Private-label collateralized mortgage obligations (residential)	5,513	—	(438)	5,075
Trust preferred securities	7,762	—	(2,158)	5,604
Municipal obligations	4,595	—	—	4,595
Other equity securities	5,000	32	—	5,032

Total investment securities available for sale	$207,338	$6,031	$(2,948)	$210,421

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
     Investment securities available for sale with gross unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
September 30, 2010
U. S. government sponsored mortgage-backed securities	$28,497	$(58)	$—	$—	$28,497	$(58)
U. S. government sponsored collateralized mortgage obligations	11,731	(59)	—	—	11,731	(59)
Private-label collateralized mortgage obligations (residential)	—	—	2,485	(9)	2,485	(9)
Trust preferred securities	—	—	5,338	(2,376)	5,338	(2,376)

	$40,228	$(117)	$7,823	$(2,385)	$48,051	$(2,502)

December 31, 2009
U. S. government sponsored mortgage-backed securities	$11,680	$(123)	$—	$—	$11,680	$(123)
U. S. government sponsored collateralized mortgage obligations	11,090	(229)	—	—	11,090	(229)
Private-label collateralized mortgage obligations (residential)	1,380	(2)	3,695	(436)	5,075	(438)
Trust preferred securities	—	—	5,604	(2,158)	5,604	(2,158)

	$24,150	$(354)	$9,299	$(2,594)	$33,449	$(2,948)

     At September 30, 2010, the Company owned 238 investments of which 22 had unrealized losses. At December 31, 2009, the Company owned 168 investments of which 15 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered temporary as they reflect fair values on September 30, 2010 and December 31, 2009, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell the securities it holds and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
     The amortized cost and fair value of securities available for sale by contractual maturity at September 30, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$8	$8
Due from one to five years	30,794	28,860
Due from five to ten years	63,316	66,657
Due after ten years	256,309	261,561
Equity securities	5,121	5,324

Total	$355,548	$362,410

     Investment securities with an amortized cost of $280.7 million and $130.4 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with an amortized cost of $67.2 million and $67.3 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure other borrowings.
     Sales activity of securities available for sale for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Proceeds from sales of investment securities	$—	$20,464	$1,734	$57,270
Gross gains from sales of investment securities	—	1,159	91	2,263
Gross losses from sales of investment securities	—	—	—	—
Proceeds from calls of investment securities	19,395	—	22,595	—
Gross gains from calls of investment securities	13	—	13	—
     Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 5 — Loans and Allowance for Loan Losses
     The composition of the loan portfolio was as follows at the dates indicated:

	September 30,	December 31,
	2010	2009
	(In thousands)
Real Estate Loans:
One- to four-family	$266,375	$257,265
Home equity	27,463	28,526
Commercial real estate	94,092	100,985
Real estate construction	31,285	36,843

Total real estate loans	419,215	423,619

Consumer Loans:
Automobile, indirect	161,091	176,775
Automobile, direct	24,780	28,722
Unsecured	13,905	14,323
Other	5,303	5,001

Total consumer loans	205,079	224,821

Commercial Business Loans	52,951	59,325

Total loans	677,245	707,765

Less:
Deferred fees and discounts	(292)	(1,310)
Allowance for losses	(9,306)	(8,328)

Total loans receivable, net	$667,647	$698,127

Individually impaired loans were as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Loans with no allocated allowance	$17,999	$10,622
Loans with allocated allowance	11,503	6,561

Total	$29,502	$17,183

Amount of the allowance for loan losses allocated to impaired loans	$2,908	$687
     The average recorded investment in impaired loans was $23.3 million during the nine months ended September 30, 2010 and $8.3 million for the nine months ended September 30, 2009. Interest income of $347,000 was recognized on troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) included in impaired loans during the nine months ended September 30, 2010. Interest income of $41,000 was recognized on troubled debt restructured loans subsequent to their classification as impaired during the nine months ended September 30, 2009.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
     At September 30, 2010 and December 31, 2009, loans on which accrual of interest had been discontinued were $11.0 million and $8.3 million, respectively. In addition, at September 30, 2010 and December 31, 2009, the Company had troubled debt restructurings of $18.6 million and $17.2 million, respectively. If interest on non-accruing and troubled debt restructured loans had been current in accordance with their original terms, such income would have been approximately $608,000 and $146,000 for the nine months ended September 30, 2010 and 2009, respectively. There were no loans greater than 90 days past due that continued to accrue interest at September 30, 2010 or December 31, 2009.
     The Company originates real estate mortgage loans which are sold in the secondary market. The Company retains the servicing for residential mortgage loans that are sold to the Federal National Mortgage Association (“FNMA”). Mortgage loans serviced for FNMA are not included as assets on the consolidated balance sheets. The principal balances of the loans sold at September 30, 2010 and December 31, 2009 were $125.6 million and $104.9 million, respectively. Mortgage servicing rights associated with the mortgage loans serviced for FNMA totaled $1.3 million and $1.2 million as of September 30, 2010 and December 31, 2009, respectively.
     Activity in the allowance for loan losses was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Balance, beginning of period	$8,003	$8,822	$8,328	$8,270

Provision for loan losses	2,750	1,925	5,000	4,325
Loans charged-off	(1,542)	(2,465)	(4,296)	(4,523)
Recoveries of loans previously charged-off	95	168	274	378

Balance, end of period	$9,306	$8,450	$9,306	$8,450

NOTE 6 — Repurchase Agreements
     On July 24, 2007, the Company entered into a sale of securities under agreement to repurchase (“Repurchase Agreement”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreement is structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreement is treated as financing and the obligation to repurchase securities sold is included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $58.0 million in repurchase agreements outstanding at September 30, 2010 and December 31, 2009. These repurchase agreements were secured by investment securities with an amortized cost of $67.2 million and $67.3 million at September 30, 2010 and December 31, 2009, respectively.

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
     The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 25-year term of the loan with funds from OmniAmerican Bank’s contributions to the ESOP and cash dividends, if any, payable on the common stock. The interest rate on the ESOP loan is an adjustable rate equal to the prime rate as published in the Wall Street Journal.
     The shares acquired by the ESOP are shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released, OmniAmerican Bank reports compensation expense based on the current market price of shares released with a corresponding credit to stockholders’ equity. The committed to be released shares are considered outstanding for earnings per share computations. Compensation expense recognized from the release of shares from the ESOP for the nine months ended September 30, 2010 and 2009 amounted to $325,000 and $0, respectively.
     Shares held by the ESOP trust at September 30, 2010 were as follows:

Allocated shares	28,566
Unearned shares	923,634

Total ESOP shares	952,200

Fair value of unearned shares, in thousands	$10,409

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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
     The net periodic pension cost for the three and nine months ended September 30, 2010 and 2009 includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Interest cost on projected benefit obligation	$60	$69	$179	$207
Expected return on assets	(48)	(56)	(144)	(168)
Amortization of net loss	19	25	58	75

Net periodic pension cost	$31	$38	$93	$114

NOTE 8 — Earnings Per Share
     Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company has no dilutive potential common shares for the three and nine month periods ended September 30, 2010. Because the mutual to stock conversion was not completed until January 20, 2010, per share earnings data is not presented for the three and nine month periods ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(Dollars in thousands, except per share data)
Basic and diluted
Earnings:
Net income (1)	$202	$1,174

Shares (1):
Weighted average common shares outstanding	11,902,500	11,902,500
Less: Average unallocated ESOP shares	(926,808)	(936,330)

Average shares	10,975,692	10,966,170

Net income per common share, basic and diluted (1)	$0.02	$0.11

(1)	Calculated from the effective date of January 20, 2010 to the period end.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Assets and liabilities measured at fair value on a recurring and nonrecurring basis are summarized below:

	Fair Value Measurements at September 30, 2010, Using			Total Fair Value at
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	September 30, 2010
		(In thousands)
Measured on a recurring basis:
Assets:
U. S. government sponsored mortgage-backed securities	$—	$159,350	$—	$159,350
U. S. government sponsored collateralized mortgage obligations	—	167,824	—	167,824
Private-label collateralized mortgage obligations (residential)	—	4,180	—	4,180
Trust preferred securities	—	—	5,338	5,338
Agency securities	—	20,394	—	20,394
Other equity securities	—	5,324	—	5,324

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$8,595	$8,595
Mortgage servicing rights	—	—	1,309	1,309
Other real estate owned	—	—	11,163	11,163

	Fair Value Measurements at December 31, 2009, Using			Total Fair Value at
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	December 31, 2009
		(In thousands)
Measured on a recurring basis:
Assets:
U. S. government sponsored mortgage-backed securities	$—	$134,967	$—	$134,967
U. S. government sponsored collateralized mortgage obligations	—	55,148	—	55,148
Private-label collateralized mortgage obligations (residential)	—	5,075	—	5,075
Trust preferred securities	—	—	5,604	5,604
Municipal obligations	—	4,595	—	4,595
Other equity securities	—	5,032	—	5,032

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$5,874	$5,874
Mortgage servicing rights	—	—	1,168	1,168
Other real estate owned	—	—	6,762	6,762

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
     The table below presents a reconciliation and income statement classification of gains and losses for trust preferred securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

Securities
available for sale
(In thousands)
Beginning balance, January 1, 2010	$5,604
Total gains or losses (realized / unrealized)	—
Included in earnings:
Interest income on securities	17
Included in other comprehensive income	(218)
Settlements	(65)
Transfers into Level 3	—

Ending balance, September 30, 2010	$5,338

     No changes in unrealized gains or losses were recorded through earnings for the nine months ended September 30, 2010 or the year ended December 31, 2009 for the assets measured using significant unobservable inputs (Level 3 Inputs).
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
The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009 were summarized as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$15,268	$15,268	$140,144	$140,144
Securities available for sale	362,410	362,410	210,421	210,421
Other investments	3,604	3,604	3,850	3,850
Loans held for sale	426	426	241	241
Loans, net	667,647	678,205	698,127	707,198
Mortgage servicing rights	1,309	1,309	1,168	1,168
Accrued interest receivable	3,754	3,754	3,523	3,523

Financial liabilities:
Deposits	$799,871	$805,586	$909,966	$913,903
Federal Home Loan Bank advances	51,000	52,801	66,400	68,182
Other secured borrowings	58,075	62,110	58,000	62,037
Accrued interest payable	1,004	1,004	852	852

Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

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
     The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes resulting from intense compliance and reputation costs associated with the Dodd-Frank Act and the pending elimination of the Office of Thrift Supervision as our primary regulator;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.
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
     In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities, and to a lesser extent, government sponsored collateralized mortgage obligations, municipal obligations, agency bonds and equity securities. We have in the past invested in trust preferred securities issued by third parties and private-label collateralized mortgage obligations, but this is not an integral part of our investment portfolio. At September 30, 2010, our investment securities portfolio had an amortized cost of $355.5 million.
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
Recent Event
     We entered into a memorandum of understanding with the Office of Thrift Supervision on June 2, 2007. As part of this memorandum, the Office of Thrift Supervision asked us to take a number of specific corrective actions, and required that we not undertake certain actions without prior Office of Thrift Supervision approval. Management has complied with all terms of the memorandum of understanding, and as of September 23, 2010, the Office of Thrift Supervision has terminated the memorandum of understanding.
Critical Accounting Policies
     There are no material changes to the critical accounting policies disclosed in OmniAmerican Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2010.
Comparison of Financial Condition at September 30, 2010 and December 31, 2009
     Assets. Total assets remained unchanged at $1.13 billion at September 30, 2010 and at December 31, 2009 as an increase in securities classified as available for sale of $152.0 million were offset by decreases in cash and cash equivalents of $124.8 million and loans, net of the allowance for loan losses and deferred fees and discounts of $30.5 million.
     Cash and Cash Equivalents. Total cash and cash equivalents decreased $124.8 million, or 89.1%, to $15.3 million at September 30, 2010 from $140.1 million at December 31, 2009 primarily due to $231.4 million in cash used to purchase securities classified as available for sale, $177.1 million used to originate and purchase loans, and $15.4 million used to repay Federal Home Loan Bank advances during the nine months ended September 30, 2010. These cash decreases were partially offset by $152.0 million in cash received from loan principal repayments, $81.6 million of proceeds from sales, principal repayments and maturities of securities classified as available for sale and $49.8 million of proceeds from the sales of longer term (greater than 15 years) one- to four-family residential mortgage loans during the nine months ended September 30, 2010.
     Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, decreased $30.5 million, or 4.4%, to $667.6 million at September 30, 2010 from $698.1 million at December 31, 2009. Automobile loans (consisting of direct and indirect loans) decreased $19.6 million, or 9.6%, to $185.9 million at September 30, 2010 as weakened economic conditions have reduced the demand for automobile loans. Commercial real estate loans decreased $6.9 million, or 6.8%, to $94.1 million, primarily due to the economic downturn in our market area. The decrease included a reclassification of three loans with balances totaling $5.9 million to other real estate owned during the nine months ended September 30, 2010. Commercial business loans decreased $6.4 million, or 10.7%, to $53.0 million at September 30, 2010. The decrease in commercial business loans was primarily attributable to a $6.9 million decrease in participation interests in Shared National Credits, to $9.7 million at September 30, 2010 from $16.6 million at December 31, 2009 reflecting the Company’s efforts to reduce its exposure to Shared National Credits and to focus our commercial business lending on small-to-medium size businesses in our local market area. Real estate construction loans decreased $5.6 million, or 15.1%, to $31.3 million at September 30, 2010, as weakened economic conditions have reduced the demand for new construction. One- to four-family residential mortgage loans increased $9.1 million, or 3.5%, to $266.4 million at September 30, 2010 from $257.3 million at December 31, 2009, as $94.7 million in originations and purchases of one- to four-family residential mortgage loans were offset by sales of $45.5 million, repayments of $37.2 million and a $2.9 million reclassification to other real estate owned.

     Allowance for Loan Losses. The allowance for loan losses increased $978,000, or 11.8%, to $9.3 million at September 30, 2010 from $8.3 million at December 31, 2009, while total loans decreased $30.6 million, or 4.3%, to $677.2 million at September 30, 2010 from $707.8 million at December 31, 2009. The increase in the allowance for loan losses attributable to commercial business loans was partially offset by decreases in the allowance for loan losses related to automobile loans and real estate construction loans. At September 30, 2010, the allowance for loan losses represented 1.37% of total loans compared to 1.18% of total loans at December 31, 2009. Included in the allowance for loan losses at September 30, 2010 were specific allowances for loan losses of $2.9 million related to eleven impaired loans with balances totaling $11.5 million. In addition, impaired loans with balances totaling $18.0 million did not require specific allowances for loan losses at September 30, 2010. The allowance for loan losses at December 31, 2009 included a $687,000 specific allowance for loan losses on five impaired loans with balances totaling of $6.6 million. Impaired loans with balances totaling $10.6 million did not require a specific valuation allowance at December 31, 2009. The balance of unimpaired loans decreased $42.9 million, or 6.2%, to $647.7 million at September 30, 2010 from $690.6 million at December 31, 2009. The allowance for loan losses related to unimpaired loans decreased $1.2 million, or 15.8%, to $6.4 million at September 30, 2010 from $7.6 million from December 31, 2009.
     The significant changes in the amount of the allowance for loan losses during the nine months ended September 30, 2010 related to: (i) a $1.2 million increase in the allowance for loan losses attributable to commercial business loans reflecting management’s assessment of eleven impaired commercial business loans with balances totaling $3.5 million as to which specific allowance for loan losses of $1.3 million were established at September 30, 2010, as compared to two impaired loans with balances totaling $393,000 and related specific allowance for loan losses of $102,000 at December 31, 2009; (ii) a $386,000 decrease in the allowance for loan losses attributable to automobile loans, reflecting a $19.6 million decrease in the automobile portfolio; and (iii) a $283,000 decrease in the allowance for loan losses attributable to real estate construction loans due to a decrease in the special mention and substandard loans to seven real estate construction loans totaling $10.6 million with a general allowance of $369,000 at September 30, 2010 from twenty-five real estate construction loans totaling $15.2 million with a general allowance of $620,000 at December 31, 2009. Management considered the effects of current economic conditions, loan concentrations, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and the estimated value of any underlying collateral, among other factors, when estimating the level of the allowance for loan losses required. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2010 and December 31, 2009.
     Securities. Securities classified as available for sale increased $152.0 million, or 72.2%, to $362.4 million at September 30, 2010 from $210.4 million at December 31, 2009. The increase in these securities during the nine months ended September 30, 2010 is attributable to purchases of $132.8 million of government-sponsored collateralized mortgage obligations, $60.6 million of government-sponsored mortgage backed securities and $38.0 million in agency investments, as we invested the proceeds of the initial public stock offering and cash generated from operations in securities classified as available for sale. The increase in securities due to purchases was partially offset by principal repayments, maturities and calls of $79.9 million and sales of $1.7 million.
     Deposits. Deposits decreased $110.1 million, or 12.1%, to $799.9 million at September 30, 2010 from $910.0 million at December 31, 2009. Our core deposits (consisting of interest-bearing and non-interest-bearing demand accounts, money market accounts and savings accounts) decreased $129.0 million, or 22.4%, to $447.2 million at September 30, 2010 from $576.2 million at December 31, 2009. The core deposit balance at December 31, 2009 included $159.5 million in subscriptions for the purchase of shares of common stock in our stock offering, which was completed on January 20, 2010. Certificates of deposit increased $18.9 million, or 5.7%, to $352.7 million at September 30, 2010 from $333.8 million at December 31, 2009.

     Borrowings. Federal Home Loan Bank borrowings decreased $15.4 million, or 23.2%, to $51.0 million at September 30, 2010 from $66.4 million at December 31, 2009 as a result of scheduled maturities during the nine months ended September 30, 2010. Other secured borrowings increased $75,000, or 0.1%, to $58.1 million at September 30, 2010 from $58.0 million at December 31, 2009 reflecting $75,000 in overnight borrowings at September 30, 2010.
     Stockholders’ Equity. At September 30, 2010, our stockholders’ equity was $201.3 million, an increase of $110.1 million, or 120.7%, from $91.2 million at December 31, 2009. The increase resulted from the receipt of net proceeds totaling $106.0 million following the completion of our initial public stock offering on January 20, 2010, as well as an increase in accumulated other comprehensive income of $2.5 million, to $3.1 million at September 30, 2010 from $601,000 at December 31, 2009, and net income of $1.3 million for the nine months ended September 30, 2010.
Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009
     General. Net income increased $103,000, or 105.1%, to $201,000, or $0.02 per share, for the three months ended September 30, 2010 from $98,000 for the prior year period. The increase in net income for the three months ended September 30, 2010 reflected an increase in net interest income of $1.2 million, a decrease in noninterest expense of $518,000, and decrease in income tax expense (benefit) of $249,000, partially offset by a decrease in noninterest income of $1.0 million and an increase the provision for loan losses of $825,000.
     Interest Income. Interest income increased $219,000, or 1.6%, to $13.5 million for the three months ended September 30, 2010 from $13.3 million for the three months ended September 30, 2009. The increase resulted from a $105.3 million, or 11.1%, increase in the average balance of interest-earning assets to $1.06 billion for the three months ended September 30, 2010 from $950.6 million for the three months ended September 30, 2009. Partially offsetting the increase in the average balance of interest-earning assets was a decrease of 48 basis points in our average yield on interest-earning assets to 5.13% for the three months ended September 30, 2010 from 5.61% for the three months ended September 30, 2009. The decrease in our average yield on interest-earning assets during the three months ended September 30, 2010 as compared to the prior year period was due to the continuing low short-term market interest rates.
     Interest income on loans decreased $503,000, or 4.5%, to $10.7 million for the three months ended September 30, 2010 from $11.2 million for the three months ended September 30, 2009. The decrease resulted primarily from a decrease in the average balance of loans of $42.8 million, or 5.9%, to $680.7 million for the three months ended September 30, 2010 from $723.5 million for the three months ended September 30, 2009. Partially offsetting the decrease in the average balance of our loans portfolio was increase in the average yield on our loan portfolio of 9 basis points to 6.29% for the three months ended September 30, 2010 from 6.20% for the three months ended September 30, 2009.
     Interest income on investment securities increased $722,000, or 34.4%, to $2.8 million for the three months ended September 30, 2010 from $2.1 million for the three months ended September 30, 2009. The increase resulted primarily from a $158.3 million, or 80.4%, increase in the average balance of our securities portfolio to $355.2 million for the three months ended September 30, 2010 from $196.9 million for the three months ended September 30, 2009, due to increased purchases of securities, primarily U.S. government sponsored collateralized mortgage obligations. Partially offsetting the increase in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 110 basis points to 3.20% for the three months ended September 30, 2010 from 4.30% for the three months ended September 30, 2009 in the current low interest rate environment.
     Interest Expense. Interest expense decreased by $994,000, or 21.6%, to $3.6 million for the three months ended September 30, 2010 from $4.6 million for the three months ended September 30, 2009. The decrease resulted primarily from decreases in interest expense on deposits of $610,000 and interest expense on borrowed funds of $384,000. The average rate we paid on deposits decreased 44 basis points to 1.30% for the three months ended September 30, 2010 from 1.74% for the three months ended September 30, 2009 primarily due to lower market interest rates. Partially offsetting the decrease in average rates paid on deposits was an increase in the average balance of interest-bearing deposits of $44.2 million, or 6.4%, to $736.5 million for the three months ended September 30, 2010 from $692.3 million for the three months ended September 30, 2009. The increase in the average balance of our deposits was primarily due to a $24.4 million increase in the average balance of our core deposits (consisting of demand accounts, money market accounts and savings accounts) and a $19.8 million increase in the average balance of our certificates of deposit.
     Interest expense on certificates of deposit decreased $533,000, or 22.2%, to $1.9 million for the three months ended September 30, 2010 from $2.4 million for the three months ended September 30, 2009. The average rate paid on certificates of deposit decreased 76 basis points to 2.11% for the three months ended September 30, 2010 from 2.87% for the three months ended September 30, 2009, reflecting lower market interest rates. Partially offsetting the decrease in the average yield of certificates of deposit was an increase in the average balance of certificates of deposit of $19.8 million, to $357.5 million for the three months ended September 30, 2010 from $337.7 million for the three months ended September 30, 2009. The interest expense on our core deposits decreased $77,000, or 13.3%, to $504,000 for the three months ended September 30, 2010 from $581,000 for the prior year period, primarily due to a 13 basis point decrease in the average rate paid on core deposits, partially offset by a $24.4 million increase in the average balance of core deposits.
     Interest expense on borrowed funds decreased by $384,000, or 24.0%, to $1.2 million for the three months ended September 30, 2010 from $1.6 million for the prior year period primarily due to a $51.5 million decrease in the average balance of Federal Home Loan Bank borrowings to $53.5 million for the three months ended September 30, 2010 from $105.0 million for the three months ended September 30, 2009. Partially offsetting the decrease in average balance of Federal Home Loan Bank borrowings was an increase in the average rate paid on borrowed funds of 40 basis points to 4.24% for the three months ended September 30, 2010 from 3.84% for the three months ended September 30, 2009 primarily due to an increase in interest rate as specified in one of our repurchase agreements.
     Net Interest Income. Net interest income increased by $1.2 million, or 13.6%, to $10.0 million for the three months ended September 30, 2010 from $8.8 million for the prior year period, resulting from a 10 basis point improvement in our net interest margin to 3.78% for the three months ended September 30, 2010 from 3.68% for the three months ended September 30, 2009. The increase in our net interest margin reflected the sloping yield curve as short-term market interest rates used to price our deposits have continued to decline in 2010, while we had significant growth in the average balance of our interest-earning assets, such as investment securities, which generally are priced based on higher medium and longer-term interest rates. The interest rate spread decreased 3 basis points to 3.44% for the quarter ended September 30, 2010 compared to 3.47% for the 2009 period due to a shift in asset composition to lower yielding investments securities from higher yielding loans.
     Provision for Loan Losses. We recorded a provision for loan losses of $2.8 million for the three months ended September 30, 2010 compared to a provision for loan losses of $1.9 million for the three months ended September 30, 2009. This increase in the provision is primarily due to the increase in substandard loans from September 30, 2009 to September 30, 2010. Substandard loans increased $17.1 million, or 71.8%, to $40.9 million at September 30, 2010 from $23.8 million at September 30, 2009. At September 30, 2010, we identified 89 impaired loans with balances totaling $29.5 million. Eleven of these impaired loans with balances totaling $11.5 million had specific allowance for loan losses totaling $2.9 million. Included in the substandard loan total at September 30, 2009 were impaired loans totaling $9.1 million with a specific allowance for loan losses of $452,000. In addition, twelve loans with balances totaling $5.5 million were reclassified to other real estate owned during the three months ended September 30, 2010. The increase in the provision for loan losses due to the increase in substandard loans was partially offset by a decrease in net charge-offs. Net charge-offs decreased to $1.4 million for the three months ended September 30, 2010 from $2.3 million for the three months ended September 30, 2009. Net charge-offs as a percentage of average loans outstanding decreased to 0.85% for the three months ended September 30, 2010 from 1.27% for the three months ended September 30, 2009. The allowance for loan losses to total loans receivable increased to 1.37% at September 30, 2010 from 1.20% at September 30, 2009.
     Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either September 30, 2010 or September 30, 2009. At September 30, 2010, non-performing loans totaled $11.0 million, or 1.62% of total loans, compared to $5.3 million, or 0.76% of total loans, at September 30, 2009. The allowance for loan losses as a percentage of non-performing loans decreased to 84.93% at September 30, 2010 from 158.36% at September 30, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2010 and 2009.
     Noninterest Income. Noninterest income decreased $1.0 million, or 22.2%, to $3.5 million for the three months ended September 30, 2010 from $4.5 million for the three months ended September 30, 2009. The decrease was primarily attributable to a $1.1 million decrease in net gains on the sales and calls of securities available for sale, consisting primarily of mortgage-backed securities partially offset by a $158,000 increase in net gains on sales of loans.
     Noninterest Expense. Noninterest expense decreased $518,000, or 4.7%, to $10.5 million for the three months ended September 30, 2010 from $11.0 million for the three months ended September 30, 2009. The decrease was primarily attributable to a $270,000 decrease in salaries and benefits expense, a $158,000 decrease in software and equipment maintenance expense, and a $130,000 decrease in depreciation expense on furniture, software and equipment, partially offset by a $198,000 increase in other operations expense. The decrease in salaries and benefits was due primarily to a reduction in incentive compensation expense. The decrease in software and equipment maintenance expense related primarily to a reduction in maintenance expense related to ATMs. The decrease in depreciation expense on furniture, software and equipment for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily attributable to assets fully depreciated at December 31, 2009. The increase in other operations expense was primarily due to a $303,000 increase in property tax, repairs and maintenance, and other expenses related to other real estate owned. Other real estate owned increased to $11.2 million at September 30, 2010 from $9.3 million at September 30, 2009.
     Income Tax (Benefit) Expense. We recorded an income tax benefit of $44,000 on pretax income of $157,000 for the three months ended September 30, 2010 compared to income tax expense of $205,000 on pretax income of $303,000 for the same period in 2009. The income tax benefit in the third quarter of 2010 arose from the reversal of $178,000 of expense recorded in prior years related to state income taxes resulting from a change in the application of the Texas margin tax law as it relates to the calculation of the in-state taxable margin.
Analysis of Net Interest Income — Three Months Ended September 30, 2010 and 2009
     Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended September 30,
	2010			2009
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$680,668	$10,705	6.29%	$723,544	$11,208	6.20%
Taxable investment securities available for sale	351,732	2,816	3.20	191,757	2,059	4.30
Nontaxable investment securities available for sale	3,433	6	0.70 (2)	5,156	21	1.63 (2)
Cash and cash equivalents	16,460	12	0.29	24,127	17	0.28
Other	3,600	3	0.33	6,000	18	1.20

Total interest-earning assets	1,055,893	13,542	5.13	950,584	13,323	5.61
Noninterest-earning assets	80,032			77,606

Total assets	$1,135,925			$1,028,190

Interest-bearing liabilities:
Interest-bearing demand	$74,994	$56	0.30%	$66,563	$62	0.37%
Savings accounts	209,104	245	0.47	198,851	294	0.59
Money market accounts	94,922	203	0.86	89,160	225	1.01
Certificates of deposit	357,506	1,889	2.11	337,747	2,422	2.87

Total interest-bearing deposits	736,526	2,393	1.30	692,321	3,003	1.74
Federal Home Loan Bank advances	53,530	502	3.75	105,032	1,030	3.92
Other secured borrowings	58,001	681	4.70	58,000	537	3.70

Total interest-bearing liabilities	848,057	3,576	1.69	855,353	4,570	2.14
Noninterest-bearing liabilities(3)	85,401			80,737

Total liabilities	933,458			936,090
Equity	202,467			92,100

Total liabilities and equity	$1,135,925			$1,028,190

Net interest income		$9,966			$8,753

Interest rate spread (4)			3.44%			3.47%
Net interest-earning assets (5)	$207,836			$95,231

Net interest margin (6)			3.78%			3.68%
Average interest-earning assets to interest-bearing liabilities	124.51%			111.13%

(1)	Annualized.

(2)	The tax equivalent yield of nontaxable investment securities was 1.06%, and 2.47% for the three months ended September 30, 2010 and 2009, respectively, assuming a marginal tax rate of 34%.

(3)	Includes noninterest-bearing deposits.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(664)	$161	$(503)
Taxable investment securities available for sale	1,718	(961)	757
Nontaxable investment securities available for sale	(7)	(8)	(15)
Cash and cash equivalents	(5)	—	(5)
Other	(7)	(8)	(15)

Total interest-earning assets	$1,035	$(816)	$219

Interest-bearing liabilities:
Interest-bearing demand	$8	$(14)	$(6)
Savings accounts	15	(64)	(49)
Money market accounts	15	(37)	(22)
Certificates of deposit	142	(675)	(533)

Total interest-bearing deposits	180	(790)	(610)
Federal Home Loan Bank advances	(505)	(23)	(528)
Other secured borrowings	—	144	144

Total interest-bearing liabilities	$(325)	$(669)	$(994)

Change in net interest income	$1,360	$(147)	$1,213

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009
     General. Net income increased $784,000, or 140.8%, to $1.3 million for the nine months ended September 30, 2010 from $557,000 for the prior year period. The increase in net income for the nine months ended September 30, 2010 reflected an increase in net interest income of $4.4 million and a decrease in income tax expense of $260,000, partially offset by a decrease in noninterest income of $2.8 million, and increases in the provision for loan losses of $675,000 and noninterest expense of $451,000.
     Interest Income. Interest income decreased $815,000, or 2.0%, to $40.2 million for the nine months ended September 30, 2010 from $41.0 million for the nine months ended September 30, 2009. The decrease resulted from a decrease of 43 basis points in our average yield on interest-earning assets to 5.19% for the nine months ended September 30, 2010 from 5.62% for the nine months ended September 30, 2009. The decrease in our average yield on interest-earning assets during the nine months ended September 30, 2010 as compared to the prior year period was due to the continuing low short-term market interest rate environment. Partially offsetting the decrease in the average yield on interest-earning assets was a $60.7 million, or 6.2%, increase in the average balance of interest-earning assets to $1.03 billion for the nine months ended September 30, 2010 from $972.0 million for the nine months ended September 30, 2009.
     Interest income on loans decreased $2.0 million, or 5.9%, to $32.0 million for the nine months ended September 30, 2010 from $34.0 million for the nine months ended September 30, 2009. The decrease resulted primarily from a decrease in the average balance of loans of $39.1 million, or 5.4%, to $690.0 million for the nine months ended September 30, 2010 from $728.6 million for the nine months ended September 30, 2009. In addition, the average yield on our loan portfolio decreased by 3 basis points to 6.19% for the nine months ended September 30, 2010 from 6.22% for the nine months ended September 30, 2009.
     Interest income on investment securities increased $1.1 million, or 15.7%, to $8.1 million for the nine months ended September 30, 2010 from $7.0 million for the nine months ended September 30, 2009. The increase resulted primarily from a $110.4 million, or 54.8%, increase in the average balance of our securities portfolio to $312.0 million for the nine months ended September 30, 2010 from $201.6 million for the nine months ended September 30, 2009, due to increased purchases of securities, primarily U.S. government sponsored collateralized mortgage obligations. Partially offsetting the increase in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 111 basis points to 3.48% for the nine months ended September 30, 2010 from 4.59% for the nine months ended September 30, 2009.
     Interest Expense. Interest expense decreased by $5.2 million, or 33.1%, to $10.5 million for the nine months ended September 30, 2010 from $15.7 million for the nine months ended September 30, 2009. The decrease resulted primarily from decreases in interest expense on deposits of $2.8 million and interest expense on borrowed funds of $2.4 million. The average rate we paid on deposits decreased 61 basis points to 1.35% for the nine months ended September 30, 2010 from 1.96% for the nine months ended September 30, 2009. Partially offsetting the decrease in average rates paid on deposits was an increase in the average balance of interest-bearing deposits of $28.1 million, or 4.1%, to $716.6 million for the nine months ended September 30, 2010 from $688.5 million for the nine months ended September 30, 2009. The increase in the average balance of our deposits was primarily due to a $25.1 million increase in the average balance of our core deposits (consisting of demand accounts, money market accounts and savings accounts), and a $3.0 million decrease in the average balance of our certificates of deposit.
     Interest expense on certificates of deposit decreased $2.5 million, or 30.9%, to $5.6 million for the nine months ended September 30, 2010 from $8.1 million for the nine months ended September 30, 2009. The average rate paid on certificates of deposit decreased 101 basis points to 2.15% for the nine months ended September 30, 2010 from 3.16% for the nine months ended September 30, 2009, reflecting lower market interest rates. Partially offsetting the decrease in the average rate paid on certificates of deposit was an increase in the average balance of certificates of deposit of $3.0 million, to $345.1 million for the nine months ended September 30, 2010 from $342.1 million for the nine months ended September 30, 2009. The interest expense on our core deposits decreased $288,000, or 14.4%, to $1.7 million for the nine months ended September 30, 2010 from $2.0 million for the prior year period, primarily due to a 16 basis point decrease in the average rate paid on core deposits, partially offset by a $25.1 million increase in the average balance of core deposits.
     Interest expense on borrowed funds decreased by $2.3 million, or 41.1%, to $3.3 million for the nine months ended September 30, 2010 from $5.6 million for the prior year period primarily due to a $74.6 million decrease in the average balance of Federal Home Loan Bank borrowings to $56.0 million for the nine months ended September 30, 2010 from $130.6 million for the nine months ended September 30, 2009. In addition, the average rate paid on borrowed funds decreased 14 basis points to 3.84% for the nine months ended September 30, 2010 from 3.98% for the nine months ended September 30, 2009.

     Net Interest Income. Net interest income increased by $4.4 million, or 17.5%, to $29.6 million for the nine months ended September 30, 2010 from $25.2 million for the prior year period, resulting from a 27 basis point improvement in our interest rate spread to 3.50% for the nine months ended September 30, 2010 from 3.23% for the nine months ended September 30, 2009. Our net interest margin increased 36 basis points to 3.82% for the nine months ended September 30, 2010 from 3.46% for the nine months ended September 30, 2009. The increase in our interest rate spread and net interest margin reflected the sloping yield curve as short-term market interest rates used to price our deposits have continued to decline in 2010, while we had significant growth in the average balance of our interest-earning assets, such as investment securities, which generally are priced based on medium and longer-term interest rates, and steady growth in our deposits.
     Provision for Loan Losses. We recorded a provision for loan losses of $5.0 million for the nine months ended September 30, 2010 compared to a provision for loan losses of $4.3 million for the nine months ended September 30, 2009. This increase in the provision is primarily due to the increase in substandard loans from September 30, 2009 to September 30, 2010. Substandard loans increased $17.1 million, or 71.8%, to $40.9 million at September 30, 2010 from $23.8 million at September 30, 2009. At September 30, 2010, we identified 89 impaired loans with balances totaling $29.5 million. Eleven of these impaired loans with balances totaling $11.5 million had specific allowance for loan losses totaling $2.9 million. Included in the substandard loan total at September 30, 2009 were impaired loans totaling $9.1 million with a specific allowance for loan losses of $452,000. In addition, nineteen loans with balances totaling $6.9 million were reclassified to other real estate owned during the nine months ended September 30, 2010. For the nine months ended September 30, 2009, five loans with balances totaling $8.9 million were reclassified to other real estate owned. The increase in the provision for loan losses due to the increase in substandard loans was partially offset by a decrease in net charge-offs. Net charge-offs decreased to $4.0 million for the nine months ended September 30, 2010 from $4.1 million for the nine months ended September 30, 2009. Net charge-offs as a percentage of average loans outstanding increased to 0.78% for the nine months ended September 30, 2010 from 0.76% for the nine months ended September 30, 2009. The allowance for loan losses to total loans receivable increased to 1.37% at September 30, 2010 from 1.20% at September 30, 2009.
     Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either September 30, 2010 or September 30, 2009. At September 30, 2010, non-performing loans totaled $11.0 million, or 1.62% of total loans, compared to $5.3 million, or 0.76% of total loans, at September 30, 2009. The allowance for loan losses as a percentage of non-performing loans decreased to 84.93% at September 30, 2010 from 158.36% at September 30, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2010 and 2009.
     Noninterest Income. Noninterest income decreased $2.8 million, or 21.7%, to $10.1 million for the nine months ended September 30, 2010 from $12.9 million for the nine months ended September 30, 2009. The decrease was primarily attributable to a $2.2 million decrease in net gains on the sales and calls of securities available for sale, consisting primarily of mortgage-backed securities, a $216,000 decrease in service charges and other fees, primarily attributable to a decline in non-sufficient fund fee income and a $198,000 decrease in net gains on the sale of loans, consisting primarily of one- to four-family residential mortgage loans.
     Noninterest Expense. Noninterest expense increased $451,000, or 1.4%, to $33.0 million for the nine months ended September 30, 2010 from $32.5 million for the nine months ended September 30, 2009. The increase was primarily attributable to increases in other operations expense of $609,000, marketing expense of $336,000, professional and outside services of $320,000, and salaries and benefits expense of $271,000, partially offset by decreases in depreciation expense on furniture, software and equipment of $490,000 and the FDIC insurance assessment of $401,000. The increase in other operations expense was due primarily to a $634,000 increase in property tax, repairs and maintenance, and other expenses related to other real estate owed. The increase in marketing expense was due primarily to a new debit card rewards program offered to customers.

The increase in professional and outside services can be primarily attributed to additional accounting, legal and consulting expenses to meet the reporting and compliance requirements of being a publicly traded company. The increase in salaries and benefits was due primarily to annual wage adjustments effective January 1, 2010, severance expenses related to the termination of certain employees and compensation costs related to the employee stock ownership plan. The decrease in depreciation expense on furniture, software and equipment for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to assets fully depreciated at December 31, 2009. The decrease in the FDIC insurance assessment for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to a $478,000 special assessment incurred in the prior year period, partially offset by increases in the general assessment rate and the deposits upon which the assessment is based.
     Income Tax Expense. Income tax expense was $434,000 for the nine months ended September 30, 2010 compared to $694,000 for the same period in 2009. Our effective tax rate, including provisions for the Texas state margin tax was 24.5% for the nine months ended September 30, 2010 compared to 55.5% for the nine months ended September 30, 2009. The decrease in the effective tax rate is attributable to a change in the application of the Texas margin tax law as it relates to the calculation of in-state taxable margin.
Analysis of Net Interest Income — Nine Months Ended September 30, 2010 and 2009
     Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Nine Months Ended September 30,
	2010			2009
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$689,505	$32,022	6.19%	$728,615	$34,003	6.22%
Taxable investment securities available for sale	307,879	8,030	3.48	196,377	6,757	4.59
Nontaxable investment securities available for sale	4,135	31	1.00 (2)	5,228	97	2.47 (2)
Cash and cash equivalents	27,433	57	0.28	34,700	36	0.14
Other	3,709	19	0.68	7,023	81	1.54

Total interest-earning assets	1,032,661	40,159	5.19	971,943	40,974	5.62
Noninterest-earning assets	83,471			76,719

Total assets	$1,116,132			$1,048,662

Interest-bearing liabilities:
Interest-bearing demand	$73,514	$215	0.39%	$65,110	$202	0.41%
Savings accounts	206,224	847	0.55	195,943	1,047	0.71
Money market accounts	91,736	641	0.93	85,330	742	1.16
Certificates of deposit	345,148	5,566	2.15	342,114	8,107	3.16

Total interest-bearing deposits	716,622	7,269	1.35	688,497	10,098	1.96
Federal Home Loan Bank advances	56,031	1,565	3.72	130,648	4,032	4.11
Other secured borrowings	58,000	1,715	3.94	58,066	1,603	3.68

Total interest-bearing liabilities	830,653	10,549	1.69	877,211	15,733	2.39
Noninterest-bearing liabilities(3)	97,108			80,482

Total liabilities	927,761			957,693
Equity	188,371			90,969

Total liabilities and equity	$1,116,132			$1,048,662

Net interest income		$29,610			$25,241

Interest rate spread (4)			3.50%			3.23%
Net interest-earning assets (5)	$202,008			$94,732

Net interest margin (6)			3.82%			3.46%
Average interest-earning assets to interest-bearing liabilities	124.32%			110.80%

(1)	Annualized.

(2)	The tax equivalent yield of nontaxable investment securities was 1.51%, and 3.75% for the nine months ended September 30, 2010 and 2009, respectively, assuming a marginal tax rate of 34%.

(3)	Includes noninterest-bearing deposits.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(1,825)	$(156)	$(1,981)
Taxable investment securities available for sale	3,837	(2,564)	1,273
Nontaxable investment securities available for sale	(20)	(46)	(66)
Cash and cash equivalents	(8)	29	21
Other	(38)	(24)	(62)

Total interest-earning assets	$1,946	$(2,761)	$(815)

Interest-bearing liabilities:
Interest-bearing demand	$26	$(13)	$13
Savings accounts	55	(255)	(200)
Money market accounts	56	(157)	(101)
Certificates of deposit	72	(2,613)	(2,541)

Total interest-bearing deposits	209	(3,038)	(2,829)
Federal Home Loan Bank advances	(2,303)	(164)	(2,467)
Other secured borrowings	(2)	114	112

Total interest-bearing liabilities	$(2,096)	$(3,088)	$(5,184)

Change in net interest income	$4,042	$327	$4,369

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
     Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $15.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $362.4 million at September 30, 2010. On that date, we had $51.0 million in Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $457.2 million.
     Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
     At September 30, 2010, we had $23.9 million in commitments to extend credit. Included in these commitments to extend credit, were $19.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2010 totalled $191.7 million, or 24.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
     Generally, our primary investing activity is originating loans. During the nine months ended September 30, 2010, we originated $176.0 million of loans. In addition, we purchased $231.4 million of securities classified as available for sale during the nine months ended September 30, 2010, as the proceeds from our initial public stock offering and cash generated through operations were invested in securities.
     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Total deposits decreased $110.1 million for the nine months ended September 30, 2010, primarily due to the effects of the initial public stock offering. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
     Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $15.4 million for the nine months ended September 30, 2010. At September 30, 2010, we had the ability to borrow up to $508.2 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $27.5 million in federal funds lines with other financial institutions at September 30, 2010. We also have a line of credit with the Federal Reserve Bank of Dallas which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At September 30, 2010, the borrowing limit for this line of credit was $176.7 million.

     Banks and bank holding companies are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, OmniAmerican Bancorp, Inc. and OmniAmerican Bank exceeded all regulatory capital requirements. OmniAmerican Bancorp, Inc. believes that, as of September 30, 2010, its bank subsidiary, OmniAmerican Bank, was “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for OmniAmerican Bancorp, Inc. and OmniAmerican Bank at September 30, 2010 and for OmniAmerican Bank at December 31, 2009.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated as of September 30, 2010
Total risk-based capital to risk-weighted assets	$197,750	28.01%	$56,472	8.00%	$70,590	10.00%
Tier I risk-based capital to risk-weighted assets	191,351	27.11%	28,236	4.00%	42,354	6.00%
Tier I (Core) capital to adjusted total assets	191,351	17.14%	44,651	4.00%	55,813	5.00%
OmniAmerican Bank as of September 30, 2010
Total risk-based capital to risk-weighted assets	$169,406	23.92%	$56,658	8.00%	$70,823	10.00%
Tier I risk-based capital to risk-weighted assets	163,007	23.02%	28,329	4.00%	42,494	6.00%
Tier I (Core) capital to adjusted total assets	163,007	14.57%	44,744	4.00%	55,930	5.00%
OmniAmerican Bank as of December 31, 2009
Total risk-based capital to risk-weighted assets	$90,372	12.03%	$60,097	8.00%	$75,122	10.00%
Tier I risk-based capital to risk-weighted assets	82,731	11.01%	30,049	4.00%	45,073	6.00%
Tier I (Core) capital to adjusted total assets	82,731	7.35%	45,022	4.00%	56,277	5.00%
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

     The table below sets forth, as of June 30, 2010 (the most recent date available), the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2010
				NPV as a Percentage of
Change in				Present Value of Assets(3)
Interest Rates					Increase
(basis points)	Estimated	Estimated (Decrease) in NPV			(Decrease)
(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)
(Dollars in thousands)
+300	$179,136	$(32,509)	(15.36)%	15.84%	(200)
+200	193,846	(17,799)	(8.41)%	16.81%	(103)
+100	205,121	(6,524)	(3.08)%	17.51%	(33)
0	211,645	—	—	17.84%	—
-100	213,824	2,179	1.03%	17.88%	4

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The Office of Thrift Supervision model illustrates the change in the economic value of our assets and liabilities at June 30, 2010 assuming an immediate change in interest rates. The table above indicates that at June 30, 2010, under the Office of Thrift Supervision model, in the event of a 200 basis point increase in interest rates, we would experience an 8.41% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 1.03% increase in net portfolio value.
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

     The following table presents our internal calculations of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous changes in the interest rate yield curve as of September 30, 2010:

At September 30, 2010
				NPV as a Percentage of
				Present Value of Assets(3)		Net Interest Income
Change in							Increase (Decrease) in
Interest Rates					Increase	Estimated	Estimated Net Interest
(basis points)	Estimated	Estimated (Decrease) in NPV			(Decrease)	Net Interest	Income
(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
(Dollars in thousands)
+300	$172,602	$(43,714)	(20.21)%	15.70%	(291)	$34,466	$(4,374)	(11.26)%
+200	188,921	(27,395)	(12.66)%	16.85%	(176)	36,238	(2,602)	(6.70)%
+100	203,408	(12,908)	(5.97)%	17.80%	(81)	37,573	(1,267)	(3.26)%
0	216,316	—	—	18.61%	—	38,840	—	—
-100	219,939	3,623	1.67%	18.76%	15	38,418	(422)	(1.09)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
     The table above indicates that at September 30, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 12.66% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 1.67% increase in net portfolio value.
     Net Interest Income. As of September 30, 2010, using our internal interest rate risk model, we estimated that our net interest income for the nine months ended September 30, 2010 would decrease by 6.70% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 1.09% in the event of an instantaneous 100 basis point decrease in market interest rates. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates.

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
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OMNIAMERICAN BANCORP, INC. (Registrant)
Date: November 4, 2010	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: November 4, 2010	/s/ Deborah B. Wilkinson
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