Form 10-K
period 2010-12-31
OmniAmerican Bancorp, Inc.
filed 2011-03-10
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34605
OMNIAMERICAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-0983595

(State or Other Jurisdiction of	(I.R.S. Employer Identification No. )
Incorporation or Organization)

1320 S. University Drive, Fort Worth, Texas	76107

(Address of Principal Executive Offices)	(Zip Code)
(817) 367-4640
(Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 7, 2011, there were issued and outstanding 11,885,500 shares of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010 was $121,530,505.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant	Part III

OmniAmerican Bancorp, Inc.
Annual Report on Form 10-K
For The Year Ended
December 31, 2010

i

PART I

ITEM 1.	Business
Forward Looking Statements
This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:
•	statements of our goals, intentions, and expectations;
•	statements regarding our business plans, prospects, growth, and operating strategies;
•	statements regarding the asset quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.
These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and unless required under the federal securities laws, we do not undertake any obligation to update any forward-looking statements after the date of this annual report.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing, and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation, and benefit plans;
•	changes in our financial condition or results of operations that reduce capital available to pay dividends;
•	changes in the financial condition or future prospects of issuers of securities that we own; and
•	changes resulting from intense compliance and regulatory costs associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the pending elimination of the Office of Thrift Supervision as our primary regulator.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
OmniAmerican Bancorp, Inc.
OmniAmerican Bancorp, Inc. is the Maryland corporation that owns all of the outstanding shares of common stock of OmniAmerican Bank. On January 20, 2010, we completed the mutual-to-stock conversion of OmniAmerican Bank and initial public stock offering of OmniAmerican Bancorp, Inc. OmniAmerican Bancorp, Inc. sold 11,902,500 shares raising $119.0 million in gross proceeds. OmniAmerican Bancorp, Inc. received net proceeds from the offering of $115.5 million and loaned $9.5 million to OmniAmerican Bank’s Employee Stock Purchase Plan to enable it to purchase 952,200 shares of common stock in the offering. OmniAmerican Bancorp, Inc. contributed $86.6 million of the remaining net proceeds of $106.0 million to OmniAmerican Bank and the remainder was retained by OmniAmerican Bancorp, Inc. to be utilized for general corporate purposes. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having deposits in OmniAmerican Bank. At December 31, 2010, we had consolidated assets of $1.11 billion, loans of $660.4 million, deposits of $801.2 million, and stockholders’ equity of $198.6 million.
Our executive offices are located at 1320 South University Drive, Suite 900, Fort Worth, Texas 76107. Our telephone number at this address is (817) 367-4640.
OmniAmerican Bank
OmniAmerican Bank is a federally chartered savings bank headquartered in Fort Worth, Texas. OmniAmerican Bank was originally chartered in 1956 as a federal credit union serving the active and retired military personnel of Carswell Air Force Base. We completed the conversion from a Texas credit union charter to a federal mutual savings bank charter as of January 1, 2006. The objective of the charter conversion was to convert to a banking charter in order to carry out our business strategy of broadening our banking services into residential real estate and commercial lending and selling loans and servicing loans for others, which has allowed us to better serve the needs of our customers and the local community.
Available Information
OmniAmerican Bancorp, Inc. is a public company and files interim, quarterly, and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Our website address is www.omniamerican.com. The reports we file with the Securities and Exchange Commission may also be accessed through our website. Information on our website is not incorporated into this annual report and should not be considered a part of this annual report.
General
Our principal business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans (automobile loans referred to us by automobile dealerships), and to a lesser extent, commercial real estate, real estate construction, commercial business loans, and direct automobile loans. Since we completed our conversion from a credit union to a savings bank, we have increased our residential real estate, real estate construction, commercial real estate, and commercial business lending while deemphasizing our consumer lending activities. This trend continued in 2010 as residential real estate loans comprised 44.6% of total loans and consumer loans comprised 29.9% of total loans, respectively, at December 31, 2010.
Loans are originated from our main office in Fort Worth, Texas, and from our branch network in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. We retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential real estate loans with terms of 15 years or less. We currently sell most of the long-term, fixed-rate one- to four-family residential real estate loans (terms greater than 15 years) that we originate either to the Federal National Mortgage Association (or “Fannie Mae”) on a servicing-retained basis or into the secondary mortgage market on a servicing-released basis, in order to generate fee income and for interest rate risk management purposes.
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities, and to a lesser extent, government sponsored collateralized mortgage obligations, municipal obligations, agency bonds, and equity securities. We have in the past invested in trust preferred securities issued by third parties and private-label collateralized mortgage obligations, but this is not an integral part of our investment portfolio. At December 31, 2010, our investment securities portfolio had an amortized cost of $316.1 million.
We attract retail deposits from the general public in the areas surrounding our main office and our branch offices. We offer a variety of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, savings accounts, money market accounts, and certificates of deposit.
Our revenues are derived primarily from interest on loans, mortgage-backed securities, and other investment securities. We also generate revenues from fees and service charges. Our primary sources of funds are deposits, principal and interest payments on securities and loans, and borrowings.
Market Area
Our primary market area includes consumers and businesses in the Dallas-Fort Worth Metroplex. The total area of the Dallas-Fort Worth Metroplex is 9,103 square miles. Among nationwide metropolitan areas, the Dallas-Fort Worth Metroplex ranked fourth in population with 6.5 million residents and sixth in gross metropolitan product. The population of the Dallas-Fort Worth Metroplex is projected to grow by 10.1% over the five-year period from 2010 to 2015, increasing to 7.2 million. The population expansion in the Dallas-Fort Worth Metroplex exceeded the national and state increases from 2000 to 2010, and is expected to continue this trend.

Like the national economy, the Texas economy has begun a slow recovery. The state’s economy gained 230,800 jobs from December 2009 to December 2010, an annual job gain of 2.3%. However, the state’s seasonally adjusted unemployment rate grew slightly from 8.2% in December 2009 to 8.3% in December 2010. The Dallas-Fort Worth Metroplex unemployment rate rose from 8.0% in December 2009 to 8.6% in December 2010.
Generally, Texas has weathered the national real estate downturn without significantly lowered property values. We believe this reflects low interest rates and low taxes, lower unemployment than the national average, higher rates of job creation, a growing population, and the continued affordability of Texas housing.
Decreases in energy prices during 2009 and continuing throughout 2010, particularly natural gas prices, had an adverse effect on the Texas economy as a whole and resulted in the Texas state government obtaining less tax revenue from the sale of natural gas. However, crude oil and natural gas prices have improved significantly since the market lows in 2009. These price improvements have helped stabilize the economic stress on the state economy which in turn affects our market area.
Competition
We face intense competition in our market area both in making loans and attracting deposits. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and investment banking firms. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.
Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. As of June 30, 2010, we ranked 24th in FDIC-insured deposit market share (out of 181 bank and thrift institutions with offices in the Dallas-Fort Worth-Arlington, Texas, MSA) with a 0.52% market share. Such data does not reflect deposits held by credit unions.
Lending Activities
Our principal lending activity is the origination of mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans, and to a lesser extent, commercial real estate, real estate construction, commercial business, and direct automobile loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate loans:
One- to four-family(1)	$271,792	40.60%	$257,265	36.35%	$245,554	33.96%	$210,475	29.60%	$164,585	22.52%
Home equity(2)	26,670	3.98	28,526	4.03	27,180	3.76	21,183	2.98	19,241	2.63
Commercial loans:
Commercial real estate	87,887	13.13	100,985	14.27	89,023	12.31	81,953	11.53	74,216	10.16
Real estate construction	34,502	5.15	36,843	5.20	45,840	6.34	43,003	6.05	28,840	3.95
Commercial business	48,733	7.28	59,325	8.38	50,975	7.05	34,884	4.91	11,616	1.59
Consumer loans:
Automobile, indirect	156,708	23.41	176,775	24.98	209,371	28.95	258,782	36.39	359,428	49.19
Automobile, direct	24,523	3.66	28,722	4.06	34,824	4.82	37,687	5.30	45,252	6.19
Unsecured	13,416	2.00	14,323	2.02	14,505	2.00	15,991	2.25	17,381	2.38
Other	5,287	0.79	5,001	0.71	5,832	0.81	7,048	0.99	10,169	1.39

Total loans	669,518	100.00%	707,765	100.00%	723,104	100.00%	711,006	100.00%	730,728	100.00%

Other items:
Unearned fees and discounts, net	(161)		(1,310)		940		3,479		5,168
Allowance for loan losses	(8,932)		(8,328)		(8,270)		(7,386)		(7,049)

Total loans, net	$660,425		$698,127		$715,774		$707,099		$728,847

(1)	Excludes loans held for sale of $861,000, $241,000, $160,000, $253,000, and $919,000 at December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

(2)	Included in home equity loans are home equity lines of credit totaling $886,000, $1.1 million, $1.9 million, $993,000, and $970,000 at December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real
	Estate		Home Equity		Commercial Real Estate		Real Estate Construction		Commercial Business
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2011	$1,201	5.82%	$880	3.67%	$17,875	6.55%	$17,791	5.98%	$16,916	6.37%
2012	166	6.84	165	7.05	12,369	5.97	8,948	5.85	3,237	7.27
2013	622	5.95	566	6.55	4,881	4.89	—	—	4,331	6.09
2014 to 2015	2,036	6.42	1,254	6.52	8,710	5.86	358	6.25	11,202	4.71
2016 to 2020	26,137	5.13	5,055	6.64	17,873	6.01	5,621	6.37	11,757	7.14
2021 to 2025	54,878	4.83	7,361	7.22	8,563	6.51	459	6.18	1,290	6.89
2026 and beyond	186,752	6.24	11,389	6.74	17,616	6.42	1,325	5.43	—	—

Total	$271,792	5.85%	$26,670	6.74%	$87,887	6.17%	$34,502	5.99%	$48,733	6.22%

	Automobile, Indirect		Automobile, Direct		Unsecured Consumer		Other Consumer		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2011	$5,113	6.94%	$952	7.60%	$8,232	6.73%	$3,609	3.60%	$72,569	6.24%
2012	12,073	7.22	3,150	6.60	1,348	12.16	189	8.63	41,645	6.68
2013	21,243	6.83	5,785	6.07	1,378	12.88	201	8.81	39,007	6.60
2014 to 2015	76,911	7.57	12,515	5.61	2,440	13.52	444	9.76	115,870	7.05
2016 to 2020	41,368	7.62	2,121	5.23	18	13.28	742	9.48	110,692	6.58
2021 to 2025	—	—	—	—	—	—	102	9.61	72,653	5.32
2026 and beyond	—	—	—	—	—	—	—	—	217,082	6.28

Total	$156,708	7.44%	$24,523	5.89%	$13,416	9.15%	$5,287	5.44%	$669,518	6.40%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011. For purposes of the table, adjustable-rate loans include adjustable-rate mortgages with initial fixed-rate periods of three to seven years.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)

Residential real estate loans:
One- to four-family	$228,165	$42,426	$270,591
Home equity	19,480	6,310	25,790
Commercial loans
Commercial real estate	25,277	44,735	70,012
Real estate construction	3,852	12,859	16,711
Commercial business	9,422	22,395	31,817
Consumer loans:
Automobile, indirect	151,595	—	151,595
Automobile, direct	23,571	—	23,571
Unsecured	5,184	—	5,184
Other	1,678	—	1,678

Total loans	$468,224	$128,725	$596,949

One- to Four-Family Residential Real Estate Loans. At December 31, 2010, $271.8 million, or 40.6% of our total loan portfolio consisted of one- to four-family residential real estate loans. We offer residential real estate loans that conform to Fannie Mae underwriting standards (conforming loans) and non-conforming loans. We generally underwrite our one- to four-family residential real estate loans based on the applicant’s employment and credit history and the appraised value of the subject property. Our loans have fixed-rates and adjustable-rates, with maturities of up to 30 years, and maximum loan amounts generally of up to $1.0 million. As of December 31, 2010, less than 1% of our one- to four-family residential real estate loans had balances over $1.0 million. At December 31, 2010, fixed-rate one- to four-family residential real estate loans totaled $229.4 million and adjustable-rate one- to four-family residential real estate loans totaled $42.4 million.
We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments and adjustable-rate mortgage loans that provide an initial fixed interest rate for three, five, or seven years and that amortize over a period up to 30 years. We do not offer discounted or teaser rates on our adjustable-rate mortgage loans.
Our one- to four-family residential real estate loans are generally conforming loans, underwritten according to Fannie Mae guidelines. We originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum general conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and the Federal Home Loan Mortgage Corporation (or “Freddie Mac”), which is currently $417,000 for single-family homes. At December 31, 2010, 3.6% of our one- to four-family residential real estate loans had principal balances in excess of $417,000. At that date, our average one- to four-family residential real estate loan had a principal balance of $127,363. In the current low interest rate environment, most borrowers have preferred fixed-rate loans to our adjustable-rate loan products. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We only originate fixed-rate jumbo loans with terms of up to 30 years and adjustable-rate jumbo loans with an initial fixed-rate period of three, five, or seven years and which adjust annually. At December 31, 2010, our largest one- to four-family residential real estate loan had an outstanding balance of $3.3 million, was secured by a single-family residence, and was identified as impaired in 2009. The loan was restructured in October 2009 to reduce the interest rate and was performing in accordance with the restructured terms at December 31, 2010. As of December 31, 2010, we had a specific valuation allowance of $131,000 for this loan.

We will originate loans with loan-to-value ratios in excess of 80%, provided that, with limited exceptions, the borrower obtains private mortgage insurance. We generally will not originate loans with a loan-to-value ratio in excess of 95%. As of December 31, 2010, $39.9 million, or 14.7%, of our residential loan portfolio had loan-to-value ratios in excess of 80%.
We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. We retain in our portfolio fixed-rate one- to four-family residential real estate loans with terms of 15 years or less. We currently sell most of our long-term, fixed-rate one- to four-family residential real estate loans (terms greater than 15 years) that we originate into the secondary mortgage market to government sponsored entities, such as Fannie Mae, or other purchasers. Such loans are sold without recourse. We generally retain the servicing rights on all loans sold to Fannie Mae in order to generate fee income and reinforce our relationship with our customers. For the year ended December 31, 2010, we received servicing fees of $319,000. As of December 31, 2010, the principal balance of loans serviced for others totaled $122.5 million.
We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from three to seven years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. Generally, the initial change in interest rates on our adjustable-rate mortgage loans cannot exceed two percentage points. Subsequent interest rate changes cannot exceed two percentage points and total interest rate changes cannot exceed six percentage points over the life of the loan.
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
A portion of our one- to four-family residential real estate loan portfolio has higher risk characteristics. We have internally originated and purchased the loans in this portfolio. This portfolio consists of subprime loans (those loans made to borrowers with no established credit scores or credit scores of 660 or less and some additional credit weakness), stated income loans (the reasonableness of which was verified through sources other than the borrower) and interest-only loans (loans which typically provide for the payment of interest only for a fixed period of time, thereafter the loan payments adjust to include both principal and interest for the remaining term). At December 31, 2010, the outstanding balance of our subprime one- to four-family residential real estate loans totaled $40.3 million, or 14.8% of our one- to four-family residential real estate loans and 6.0% of our total loans. Included in this balance are $24.8 million in loans made to borrowers who are resident aliens and have no established credit scores. These loans were originated consistent with our commitment under the Community Reinvestment Act to help provide credit to the low and moderate income segment of our community. At December 31, 2010, the outstanding balance of our one- to four-family residential real estate loans also included $12.1 million of stated income loans and $7.1 million in interest-only loans (of which $3.0 million were also stated income loans). At December 31, 2010, one of our subprime one- to four-family residential real estate loans with a balance of $268,000 was over 60 days past due. For the year ended December 31, 2010, three subprime loans with balances totaling $550,000 were foreclosed. In addition, three of the loans in the subprime portfolio with balances totaling $1.0 million had been restructured or modified as of December 31, 2010.

In 2008, we began purchasing one- to four-family residential real estate loans, which included subprime, stated income, and interest-only loans, at a discount to the original principal balance of the loan. As of December 31, 2010, the total outstanding balance of all purchased one- to four-family residential real estate loans was $23.9 million, or 8.8% of our one- to four-family residential real estate loans and 3.6% of our total loans, while the carrying value of such loans, net of purchase discounts, was $20.4 million. Our purchased one- to four-family residential real estate loans included $4.0 million of subprime loans as of December 31, 2010. In addition, these purchased one- to four-family residential real estate loans included $11.2 million of stated income loans and $4.6 million of interest-only loans (of which $3.0 million were also stated income loans). At December 31, 2010, the purchased subprime, stated income, and interest-only loans represented 1.5%, 4.1%, and 1.7%, respectively, of our total one- to four-family residential real estate loans. We may purchase subprime, stated income, and interest-only loans as market conditions permit, and if we are able to obtain the loans at a sufficient discount to the loan balance to compensate us for the added risk associated with such loans.
At December 31, 2010, our internally originated one- to four-family residential loans included $36.3 million of subprime loans, $2.5 million of interest-only loans, and $923,000 of stated income loans. These loans represent 13.4%, 0.9%, and 0.3%, respectively, of our total one- to four-family residential real estate loans. We intend to continue to originate these types of loans in the future as market conditions permit.
We do not offer or purchase loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.
We require title insurance on all of our one- to four-family residential real estate loans that exceed $100,000 and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We do not conduct environmental testing on residential real estate loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.
During the year ended December 31, 2010, we had a total of 16 foreclosures in our one- to four-family residential real estate loan portfolio with principal balances of the foreclosed loans totaling $3.3 million.
Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 30 years. Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties may be underwritten with loan-to-value ratios of 80% of the market value of the single-family residence inclusive of all other debt, and the credit limit cannot exceed 50% of the market value when combined with the principal balance of the existing mortgage loan. Home equity lines of credit are generally originated with adjustable rates of interest. The maximum maturity period is 20 years with a five-year period to draw funds. At the time we close a home equity loan or line of credit, we record a deed of trust to perfect our security interest in the underlying collateral. At December 31, 2010, the outstanding balance of home equity loans totaled $25.8 million, or 3.9% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $886,000 million, or 0.1% of our total loan portfolio.

Home equity loans secured by second mortgages have greater risk than residential real estate loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans.
Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by office buildings, hotels, strip mall centers, apartment buildings, condominiums, developed lots, and raw land. Loans secured by commercial real estate totaled $87.9 million, or 13.1% of our total loan portfolio, at December 31, 2010, and consisted of 181 loans outstanding with an average loan balance of approximately $486,000 for the year ended December 31, 2010. Substantially all of the commercial real estate loans that we originate are secured by properties located in Texas.
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
Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential real estate loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. At December 31, 2010, our largest commercial real estate loan had an outstanding balance of $5.2 million, was secured by residential lots, and was performing in accordance with its terms as of that date.
Real Estate Construction Loans. We originate real estate construction loans for the construction of single-family residences, condominiums, office buildings, hotels, and retail strip centers. Construction loans are offered to individuals for the construction of their personal residences (owner-occupied) and to qualified developers. At December 31, 2010, real estate construction loans totaled $34.5 million, or 5.2% of total loans. At December 31, 2010, the commitment to advance additional amounts on these real estate construction loans totaled $3.5 million.

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
Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the term of the construction loan. We typically make construction loans only to developers with whom we have an existing relationship or who are known to us.
Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. At December 31, 2010, our largest real estate construction loan had an outstanding balance of $9.6 million, was secured by multi-family condominium units and was performing in accordance with its terms as of that date. We identified the loan as impaired due to slow sales of the condominium units as of December 31, 2010 and a specific valuation allowance of $611,000 was established for this loan.
Commercial Business Loans. We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes. The terms of these loans generally range from one year to a maximum of 10 years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate as reported in The Wall Street Journal and generally with specified floors. At December 31, 2010, we had 196 commercial business loans outstanding with an aggregate balance of $48.7 million, or 7.3% of our total loans. For the year ended December 31, 2010, the average commercial business loan balance was approximately $249,000. At December 31, 2010, we had $412,000 in unsecured commercial business loans.
We have in the past purchased participation interests in shared national credits, which are adjustable-rate loans generally tied to the London InterBank Offered Rate (LIBOR) where a larger financial institution serves as the lead lender and credit is extended to a large business secured by business assets or equipment. Historically, the minimum participation amount has been $5.0 million. At December 31, 2010, we had one participation interest in shared national credits of $4.7 million. We are no longer purchasing shared national credit loans. We intend to focus our commercial business lending on small-to-medium size businesses in our local market area.

Commercial credit decisions are based upon our credit assessment of the borrower and the underlying business. We determine the borrower’s ability to repay in accordance with the proposed terms of the loan and we assess the risks involved. An evaluation is made of the borrower to determine character and capacity to manage the borrower’s business. Personal guarantees of the principals of a borrower are usually obtained. In addition to evaluating the borrower’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the guarantor’s credit history supplement our analysis of the borrower’s creditworthiness. We may also check with other banks and conduct trade investigations. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential real estate loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with an appropriate deposit relationship. At December 31, 2010, our largest internally originated commercial business loan had an outstanding balance of $6.3 million, was secured by notes receivable and was performing in accordance with its terms as of that date.
Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by savings deposits. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market areas. Most of our consumer loans are secured by automobiles. At December 31, 2010, our consumer loan portfolio totaled $199.9 million, or 29.9% of our total loan portfolio. We originate automobile loans on a direct and indirect basis. Automobile loans totaled $181.2 million at December 31, 2010, or 27.1% of our total loan portfolio, with $156.7 million in indirect loans and $24.5 million in direct loans.
We acquire our indirect automobile loans from approximately 121 dealers located primarily in our market area under an arrangement providing for a premium for any amount over the interest rate to be paid to the referring dealer. Approximately 56.4% of the aggregate principal balance of our automobile loan portfolio as of December 31, 2010 was for new vehicles and the remainder was for used vehicles. The weighted average original term to maturity of our automobile loan portfolio at December 31, 2010 was five years and seven months. The average outstanding balance of our automobile loans for the year ended December 31, 2010 was $13,677 and the average credit score was 740. More than 97.6% of the aggregate principal balance of our automobile loan portfolio as of December 31, 2010 consisted of loans to borrowers with mailing addresses in the State of Texas. We have been in the business of providing indirect automobile financing since 1992.
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
Each automobile loan requires the borrower to keep the financed vehicle fully insured against loss or damage by fire, theft, and collision. The dealer agreements require the dealers to represent that adequate physical damage insurance (collision and comprehensive) was in effect at the time the related loan was originated and financed by us. In addition, we have the right to force place insurance coverage (supplemental insurance taken out by OmniAmerican Bank) in the event the required physical damage insurance on an automobile is not maintained by the borrower. Nevertheless, there can be no assurance that each financed vehicle will continue to be covered by physical damage insurance provided by the borrower during the entire term during which the related loan is outstanding.

Each dealer submits credit applications directly to us and the borrower’s creditworthiness is the most important criterion we use in determining whether to purchase an automobile loan from a dealer. Each credit application requires that the borrower provide current information regarding the borrower’s employment history, debts, and other factors that bear on creditworthiness. We generally apply uniform underwriting standards when originating the automobile loan. We also typically obtain a credit report from a major credit reporting agency summarizing the borrower’s credit history and paying habits, including such items as open accounts, delinquent payments, bankruptcies, repossessions, lawsuits, and judgments.
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
Our primary consideration when originating an automobile loan is the borrower’s ability to repay the loan and the value of the underlying collateral. We generally finance up to the full sales price of the vehicle plus sales tax, dealer preparation fees, license fees, and title fees, plus the cost of service and warranty contracts and premiums for physical damage, credit life and disability insurance obtained in connection with the vehicle or the financing (amounts in addition to the sales price are collectively referred to as the “Additional Vehicle Costs”). In addition, we may finance the negative equity related to the vehicle traded in by the borrower in connection with the financing. Accordingly, the amount we finance may exceed, depending on the borrower’s credit score, in the case of new vehicles, the dealer’s invoice price of the financed vehicle and the Additional Vehicle Costs, or in the case of a used vehicle, the vehicle’s value and the Additional Vehicle Costs. The maximum amount borrowed generally may not exceed 125% of the full sales price of the financed vehicle that is new, or the vehicle’s “wholesale” value in the case of a used vehicle, including Additional Vehicle Costs. The vehicle’s value is determined by using one of the standard reference sources for dealers of used cars. We regularly review the quality of the loans we purchase from the dealers and periodically conduct quality control audits to ensure compliance with our established policies and procedures.
At December 31, 2010, our automobile loans to borrowers with credit scores of 660 or less totaled $13.5 million or 7.5% of our total automobile loan portfolio. We typically will not originate these types of loans with loan-to-value ratios greater than 110%. We also consider the applicant’s employment history and we may charge a higher interest rate.
Our secured consumer loans totaled $5.3 million, or 0.8% of our total loan portfolio, at December 31, 2010, and consisted principally of deposit secured loans. We also originate unsecured consumer loans. At December 31, 2010, our unsecured consumer loans totaled $13.4 million, or 2.0% of our total loan portfolio. These loans have either a fixed rate of interest for a maximum term of 60 months or are revolving lines of credit with an adjustable-rate of interest tied to the prime rate of interest as reported in The Wall Street Journal. At December 31, 2010, unfunded commitments on our unsecured lines of credit totaled $7.3 million and the average outstanding balance on our lines was approximately $4,950 for the year ended December 31, 2010.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer and other loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, our consumer loan portfolio contains a substantial number of indirect automobile loans where we assume the risk that the automobile dealership underwriting the loans complies with federal, state, and local consumer protection laws.
Loan Originations, Purchases, Sales, Participations, and Servicing. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans that we originate are underwritten pursuant to our policies and procedures. In addition, our one- to four-family residential real estate loans generally incorporate Fannie Mae underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our commercial real estate and commercial business loans are generated by referrals from professional contacts. Most of our originations of one- to four-family residential real estate loans, consumer loans, and home equity loans are generated by existing customers, referrals from real estate brokers, and automobile dealers participating in our indirect automobile loan program, residential home builders, walk-in business, and from our internet website.
We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs, and other factors. We sold $53.7 million of one- to four-family residential real estate loans (all fixed-rate loans with terms of 15 years or longer) during the year ended December 31, 2010, and $79.5 million of such loans were sold during the year ended December 31, 2009. We had $861,000 in loans held for sale at December 31, 2010.
At December 31, 2010, we were servicing residential real estate loans for Fannie Mae with a principal balance of $122.5 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremediated defaults, making certain insurance and tax payments on behalf of borrowers, and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.
We purchased $4.5 million and $21.5 million in loans during the years ended December 31, 2010 and 2009, respectively. We purchased commercial loans and one- to four-family residential real estate loans in 2010 and 2009 to supplement our own loan origination activity.

The following table shows our loan origination, sale, and repayment activities for the years indicated.

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Originations by type:

Adjustable-rate:
Residential real estate loans:
One- to four-family	$6,676	$8,881	$18,761
Home equity	3,739	2,038	2,207
Commercial loans:
Commercial real estate	5,976	3,246	9,584
Real estate construction	9,886	6,285	16,819
Commercial business	6,814	19,581	6,148
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Unsecured	80	611	610
Other	3,016	2,880	1,919

Total adjustable-rate	36,187	43,522	56,048

Fixed-rate:
Residential real estate loans:
One- to four-family	119,344	137,873	108,441
Home equity	2,078	4,534	8,422
Commercial loans:
Commercial real estate	1,168	7,628	8,362
Real estate construction	1,502	1,207	415
Commercial business	2,049	11,481	8,042
Consumer loans:
Automobile, indirect	58,333	62,285	79,029
Automobile, direct	10,912	10,283	16,223
Unsecured	3,409	3,574	3,427
Other	813	529	523

Total fixed-rate	199,608	239,394	232,884

Total loans originated	$235,795	$282,916	$288,932

Purchases:
Residential real estate loans:
One- to four-family	$130	$14,722	$33,372
Home equity	—	—	—
Commercial loans:
Commercial real estate	3,400	4,794	4,200
Real estate construction	—	—	2,000
Commercial business	978	1,944	38,472
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Unsecured and other	—	—	—

Total loans purchased	$4,508	$21,460	$78,044

Sales and repayments:
Residential real estate loans:
One- to four-family	$53,660	$79,456	$71,659
Home equity	—	—	—
Commercial loans:
Commercial real estate	—	—	—
Real estate construction	—	—	—
Commercial business	3,211	4,517	—
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Unsecured and other	—	—	—

Total loans sold	$56,871	$83,973	$71,659

Principal repayments	$221,679	$235,742	$283,219

Total reductions	$278,550	$319,715	$354,878

Increase (decrease) in other items, net	$545	$(2,308)	$(3,423)

Net (decrease) increase	$(37,702)	$(17,647)	$8,675

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
OmniAmerican Bank’s policies and loan approval limits are established by our board of directors. Our junior lending officers may approve secured commercial loans up to $50,000 and unsecured commercial loans up to $5,000. Similarly, such officers may approve secured consumer loans up to $50,000 and unsecured consumer loans up to $5,000. Our lending officers at the vice president level may approve secured commercial loans up to $75,000 and unsecured commercial loans up to $5,000. Similarly, such officers may approve secured consumer loans up to $50,000 and unsecured consumer loans up to $5,000. Aggregate lending relationships in amounts up to $1.0 million for residential real estate loans and in amounts up to $1.0 million for commercial real estate loans may be approved by the Chief Lending Officer or the Chief Credit Officer. Our President and Chief Executive Officer has authority to approve aggregate lending relationships in amounts up to $2.0 million for residential real estate loans and in amounts up to $2.5 million for commercial real estate loans. All loans in excess of $1.0 million must be approved or ratified by a majority of the Loan Committee, consisting of our Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Chief Operating Officer and Chief Credit Officer. All approved loans in excess of $1.0 million are reported to the board of directors upon approval.
We generally require appraisals by independent, licensed, third-party appraisers of all real property securing loans. All appraisers are approved by the board of directors annually.
Non-performing Assets, Problem Assets, and Potential Problem Loans
With respect to our residential real estate loans and consumer loans, collection calls typically begin between the 5th and 15th day of delinquency. By the time a loan is 30 days past due, there will have been three delinquency notices sent as well as a minimum of three personal phone contact attempts from the assigned employee and/or an automated calling system. During each personal phone contact, the borrower is required to provide updated information and is counseled on the terms of the loan and the importance of making payments on or before the due date. Typically repossessions occur between 30 and 45 days, while foreclosures typically begin after the 61st day of delinquency. A summary report of all loans 30 days or more past due is provided monthly to our board of directors.
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
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. At December 31, 2010, 2009, 2008, 2007 and 2006, we had troubled debt restructurings of $19.5 million, $18.4 million, $4.0 million, $2.1 million and $2.3, respectively.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans:
One- to four-family	$2,294	$1,640	$81	$—	$—
Home equity	230	94	—	—	—
Commercial loans:
Commercial real estate	5,587	6,304	5,272	2,668	—
Real estate construction	—	—	—	—	—
Commercial business	1,051	—	107	—	—
Consumer loans:
Automobile, indirect	78	200	240	243	280
Automobile, direct	11	35	1	57	81
Unsecured	—	—	—	3	—
Other	—	—	—	1	—

Total non-accrual loans	9,251	8,273	5,701	2,972	361

Loans delinquent 90 days or greater and still accruing:
Residential real estate loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial loans:
Commercial real estate	—	—	—	—	2,938
Real estate construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer loans:
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	2,938

Total non-performing loans	9,251	8,273	5,701	2,972	3,299

Other real estate owned and foreclosed assets:
Residential real estate loans:
One- to four-family	$2,316	$671	$—	$—	$—
Home equity	—	—	—	—	—
Commercial loans:
Commercial real estate	12,477	6,091	488	488	488
Real estate construction	—	—	—	—	—
Commercial business	—	25	—	12	—
Consumer loans:
Automobile, indirect	165	218	95	228	125
Automobile, direct	42	24	3	8	18
Unsecured	—	—	—	—	—
Other	—	—	—	—	—

Total other real estate owned and foreclosed assets	15,000	7,029	586	736	631

Total non-performing assets	$24,251	$15,302	$6,287	$3,708	$3,930

Ratios:
Non-performing loans to total loans	1.38%	1.17%	0.79%	0.42%	0.45%
Non-performing assets to total assets	2.19	1.35	0.59	0.35	0.37

Interest income recognized on non-accruing loans and troubled debt restructured loans was $763,000 for the year ended December 31, 2010. Had non-accrual and troubled debt restructured loans been current in accordance with their original terms, an additional $555,000 in interest income would have been recognized in 2010 on these loans.
At December 31, 2010, our non-accrual loans totaled $9.3 million. The non-accrual loans consisted primarily of two loans with principal balances totaling $5.3 million. The first loan, with an outstanding balance of $3.9 million at December 31, 2010, is a participation purchased in a $37 million credit secured by a hotel with an appraised value of $65.5 million as of the most recent appraisal obtained in July 2010. At December 31, 2010, we did not have a specific allowance on this loan. The second loan, with an outstanding balance of $1.4 million at December 31, 2010, is secured by residential lots with an appraised value less estimated selling costs of $1.6 million based on an appraisal performed in March 2010. At December 31, 2010, we did not have a specific allowance on this loan.
At December 31, 2010, we had no loans that were not currently classified as non-accrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as non-accrual, 90 days past due, or troubled debt restructurings.
Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2010
Residential real estate loans:
One- to four-family	—	$—	7	$2,294	7	$2,294
Home equity	—	—	1	230	1	230
Commercial loans:
Commercial real estate	1	149	2	1,568	3	1,717
Real estate construction	—	—	—	—	—	—
Commercial business	1	359	—	—	1	359
Consumer loans:
Automobile, indirect	15	204	9	78	24	282
Automobile, direct	1	9	2	11	3	20
Unsecured	5	40	—	—	5	40
Other	—	—	—	—	—	—

Total loans	23	$761	21	$4,181	44	$4,942

At December 31, 2009
Residential real estate loans:
One- to four-family	1	$53	11	$1,640	12	$1,693
Home equity	2	73	1	94	3	167
Commercial loans:
Commercial real estate	—	—	1	103	1	103
Real estate construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	30	245	11	195	41	440
Automobile, direct	4	6	3	30	7	36
Unsecured	12	61	—	—	12	61
Other	—	—	2	9	2	9

Total loans	49	$438	29	$2,071	78	$2,509

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2008
Residential real estate loans:
One- to four-family	1	$101	1	$81	2	$182
Home equity	—	—	—	—	—	—
Commercial loans:
Commercial real estate	—	—	1	5,272	1	5,272
Real estate construction	—	—	—	—	—	—
Commercial business	1	19	2	91	3	110
Consumer loans:
Automobile, indirect	42	457	21	240	63	697
Automobile, direct	4	29	1	1	5	30
Unsecured	13	74	—	—	13	74
Other	—	—	—	—	—	—

Total loans	61	$680	26	$5,685	87	$6,365

At December 31, 2007
Residential real estate loans:
One- to four-family	1	$164	—	$—	1	$164
Home equity	—	—	—	—	—	—
Commercial loans:
Commercial real estate	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Commercial business	1	25	—	—	1	25
Consumer loans:
Automobile, indirect	34	347	21	243	55	590
Automobile, direct	9	74	6	57	15	131
Unsecured	16	20	1	3	17	23
Other	—	—	1	1	1	1

Total loans	61	$630	29	$304	90	$934

At December 31, 2006
Residential real estate loans:
One- to four-family	—	$—	—	$—	—	$—
Home equity	—	—	—	—	—	—
Commercial loans:
Commercial real estate	—	—	1	2,938	1	2,938
Real estate construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	30	357	16	280	46	637
Automobile, direct	10	102	7	81	17	183
Unsecured	24	37	—	—	24	37
Other	—	—	—	—	—	—

Total loans	64	$496	24	$3,299	88	$3,795

Total delinquent loans increased by $2.4 million to $4.9 million at December 31, 2010 from $2.5 million at December 31, 2009. The increase in delinquent loans was primarily attributable to a $1.5 million increase in commercial real estate loans delinquent 90 days and over and a $654,000 increase in one-to four-family residential real estate loans delinquent 90 days and over.
Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired, it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to noninterest expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles. At December 31, 2010, we had $15.0 million in real estate owned and foreclosed assets, of which $276,000 constituted property we originally acquired for a future branch site.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2010, we had $9.3 million of assets designated as special mention.
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we provide a specific reserve for that portion of the asset that is uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Based on our review of our assets at December 31, 2010, we had substandard assets of $68.8 million, consisting of $44.0 million of substandard loans, $15.0 million of real estate owned and foreclosed assets and $9.8 million of substandard investment securities. There were no doubtful assets and no loss assets at December 31, 2010.
As of December 31, 2010, our largest substandard asset was a loan with a balance of $9.6 million secured by multi-family condominium units. At December 31, 2010, the loan was identified as impaired and a specific valuation allowance of $611,000 had been established related to the loan.
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

Our evaluation of the risks inherent in our loan portfolio and changes in our asset quality considers various factors pertinent to a determination of the adequacy of the allowance for loan losses. In particular, the following factors are considered in the evaluation of the allowance for loan losses:
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
The specific component of the allowance for loan losses relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for non-homogenous loans, including one- to four-family residential real estate loans with balances in excess of $1.0 million, commercial real estate, real estate construction, and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify consumer and one- to four-family residential real estate loans with balances less than $1.0 million for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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
Commercial real estate loans generally have greater credit risks compared to one- to four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.
Commercial business loans involve a greater risk of default than residential real estate loans of like duration since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than one- to four-family residential real estate loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Real estate construction loans generally have greater credit risk than traditional one- to four-family residential real estate loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Real estate construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.
The increase in substandard, non-performing and impaired loans has affected the level of the allowance for loan losses at December 31, 2010. The allowance for loan losses increased $604,000, or 7.3%, to $8.9 million at December 31, 2010 from $8.3 million at December 31, 2009, while total loans decreased $38.3 million, or 5.4%, to $669.5 million from $707.8 million during the same time period. At December 31, 2010, the allowance for loan losses represented 1.33% of total loans compared to 1.18% of total loans at December 31, 2009. Substandard loans increased $3.7 million, or 9.2%, to $44.0 million at December 31, 2010 from $40.3 million at December 31, 2009.
Non-performing loans increased to $9.3 million at December 31, 2010 from $8.3 million at December 31, 2009, due primarily to the addition of six non-performing one- to four-family residential real estate loans with balances totaling $2.2 million, three non-performing commercial real estate loans with balances totaling $1.7 million and five non-performing commercial business loans with balances totaling $1.1 million, partially offset by decreases due the foreclosure of seven non-performing one- to four-family residential real estate loans with balances totaling $1.4 million at December 31, 2009 and one non-performing commercial real estate loan with a balance of $2.2 million at December 31, 2009. Approximately 87.7% and 97.2% of our non-performing loans were collateralized by real estate at December 31, 2010 and 2009, respectively. Non-performing loans are evaluated to determine impairment. Loans that are found to be impaired are individually assessed and a specific valuation allowance is applied, if warranted.
As of December 31, 2010, we identified 167 impaired loans with balances totaling $33.3 million, of which four of the larger balance loans had principal balances totaling $19.6 million. The largest of the impaired loans with a balance of $9.6 million at December 31, 2010, was secured by multi-family condominium units with an estimated discounted cash flow of $9.0 million. At December 31, 2010, a specific allowance in the amount of $611,000 had been established for this loan. The second largest impaired loan with a balance of $3.9 million at December 31, 2010 is a participation purchased in a $37.0 million credit secured by a hotel with an appraised value of $65.5 million as of the most recent appraisal obtained in July 2010. At December 31, 2010, we did not have a specific allowance on this loan since the appraised value less selling costs of the property exceeded the loan balance. The third largest balance impaired loan had principal balance of $3.3 million at December 31, 2010 and was secured by a single-family residence with a discounted collateral value of $3.2 million based upon an appraisal obtained October 2009. A specific allowance in the amount of $131,000 was established for this loan, which equaled the difference between the discounted collateral value and the principal balance of the loan. The fourth largest balance impaired loan at December 31, 2010 had an outstanding balance of $2.8 million and was secured by residential lots with a collateral value of $3.0 million based upon an appraisal obtained March 2010.
Appraisals are performed by independent, certified appraisers to obtain fair values on non-homogenous loans secured by real estate. The appraisals are generally obtained when market conditions change, annually for criticized loans, and at the time a loan becomes impaired.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of Thrift Supervision periodically reviews the allowance for loan losses. The Office of Thrift Supervision may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination. With the imminent sunset of the Office of Thrift Supervision, our new federal banking regulator is expected to be the Office of the Comptroller of the Currency. At this time, we cannot determine what, if any, changes our new federal regulator may require in the assessment of the allowance for loan losses.
The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$8,328	$8,270	$7,386	$7,049	$4,792

Charge-offs:
Residential real estate loans:
One- to four-family	325	183	—	—	—
Home equity	61	—	—	—	—
Commercial loans:
Commercial real estate	3,635	899	—	51	27
Real estate construction	—	556	—	—	10
Commercial business	259	665	345	946	53
Consumer loans:
Automobile, indirect	1,357	2,187	1,890	2,026	2,875
Automobile, direct	86	137	120	45	576
Unsecured	614	975	1,139	1,242	877
Other	129	30	26	19	130

Total charge-offs	6,466	5,632	3,520	4,329	4,548

Recoveries:
Residential real estate loans:
One- to four-family	3	2	—	—	21
Home equity	—	—	—	—	—
Commercial loans:
Commercial real estate	—	—	—	—	1
Real estate construction	—	—	—	—	—
Commercial business	30	2	18	228	2
Consumer loans:
Automobile, indirect	139	335	296	505	466
Automobile, direct	18	7	8	52	184
Unsecured	173	144	256	230	17
Other	7	—	1	1	1

Total recoveries	370	490	579	1,016	692

Net charge-offs	6,096	5,142	2,941	3,313	3,856
Portfolio sales	—	—	—	—	—
Provision for loan losses	6,700	5,200	3,825	3,650	6,113

Balance at end of year	$8,932	$8,328	$8,270	$7,386	$7,049

Ratios:
Net charge-offs to average loans outstanding	0.89%	0.71%	0.40%	0.46%	0.52%
Allowance for loan losses to non-performing loans at end of year	96.55	100.66	145.06	248.52	213.67
Allowance for loan losses to total loans at end of year	1.33	1.18	1.14	1.04	0.96

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

	At December 31,
	2010		2009		2008
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Residential real estate loans:
One- to four-family	$1,207	40.60%	$1,341	36.35%	$936	33.96%
Home equity	158	3.98	136	4.03	156	3.76
Commercial loans:
Commercial real estate	1,479	13.13	2,068	14.27	2,660	12.31
Real estate construction	979	5.15	1,077	5.20	1,204	6.34
Commercial business	2,443	7.28	855	8.38	744	7.05
Consumer loans:
Automobile, indirect	1,983	23.41	2,156	24.98	1,927	28.95
Automobile, direct	310	3.66	350	4.06	320	4.82
Unsecured	306	2.00	284	2.02	270	2.00
Other	67	0.79	61	0.71	53	0.81

Total	8,932	100.00%	8,328	100.00%	$8,270	100.00%

	At December 31,
	2007		2006
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Residential real estate loans:
One- to four-family	$641	29.60%	$500	22.52%
Home equity	63	2.98	58	2.63
Commercial loans:
Commercial real estate	3,455	11.53	725	10.16
Real estate construction	301	6.05	282	3.95
Commercial business	335	4.91	1,440	1.59
Consumer loans:
Automobile, indirect	1,966	36.39	2,867	49.19
Automobile, direct	111	5.30	552	6.19
Unsecured	493	2.25	481	2.38
Other	21	0.99	144	1.39

Total	$7,386	100.00%	$7,049	100.00%

The allowance for loan losses increased $604,000, or 7.3%, to $8.9 million at December 31, 2010 from $8.3 million at December 31, 2009, while total loans decreased $38.3 million, or 5.4%, to $669.5 million at December 31, 2010 from $707.8 million at December 31, 2009. The increase in the allowance for loan losses attributable to commercial business loans was partially offset by a decrease in the allowance for loan losses related to commercial real estate loans. At December 31, 2010, the allowance for loan losses represented 1.33% of total loans compared to 1.18% of total loans at December 31, 2009. Included in the allowance for loan losses at December 31, 2010 were specific allowances for loan losses of $2.3 million related to eight impaired loans with balances totaling $15.6 million. Impaired loans with balances totaling $17.7 million did not require specific allowances for loan losses at December 31, 2010. The allowance for loan losses at December 31, 2009 included specific allowance for loan losses of $687,000 related to five impaired loans with balances totaling $6.6 million. In addition, impaired loans with balances totaling $11.8 million did not require specific allowances for loan losses at December 31, 2009. The balance of unimpaired loans decreased $53.2 million, or 7.7%, to $636.2 million at December 31, 2010 from $689.4 million at December 31, 2009. The allowance for loan losses related to unimpaired loans decreased $1.0 million, or 13.2%, to $6.6 million at December 31, 2010 from $7.6 million at December 31, 2009.

The significant changes in the amount of the allowance for loan losses during the year ended December 31, 2010 related to: (i) a $1.6 million increase in the allowance for loan losses attributable to commercial business loans resulting primarily from the establishment of $1.5 million of specific allowance for loan losses related to five impaired commercial business loans with balances totaling $2.0 million; and (ii) a $589,000 decrease in the allowance for loan losses attributable to commercial real estate loans primarily due to the foreclosure in 2010 of an impaired loan with a specific allowance for loan losses of $377,000 at December 31, 2009 and a $212,000 reduction in the general allowance for loan losses on unimpaired commercial real estate loans reflecting a decrease of $13.0 million, or 14.2%, in the total outstanding balance of unimpaired commercial real estate loans to $78.6 million at December 31, 2010 from $91.6 million at December 31, 2009. Management also considered local economic factors and unemployment as well as the higher risk profile of commercial business and commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Investments
Several key members of the asset/liability management committee, including our President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Lending Officer, Chief Credit Officer, and the Senior Vice President of Finance, have primary responsibility for establishing our investment policy and overseeing its implementation, subject to oversight by our entire board of directors. Authority to make investments under approved guidelines is delegated to the President and Chief Executive Officer, the Chief Financial Officer, Senior Vice President of Finance, and in the absence of all three, two other voting members of the asset/liability management committee. The committee meets at least quarterly. All investment transactions are reported to the board of directors for ratification at the next regular board meeting.
The investment policy is reviewed at least annually by the full board of directors. This policy dictates that investment decisions be made based on minimizing exposure to credit risk, liquidity requirements, potential returns and consistency with our interest rate risk management strategy.
Our current investment policy permits us to invest in mortgage-backed securities, including pass-through securities, insured and guaranteed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (or “Ginnie Mae”) as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by government entities or government-sponsored enterprises and private issuers, as well as investment grade bank-qualified municipal securities and investment grade corporate debt securities. The investment policy also permits investments in certain trust preferred securities, certificates of deposit, securities purchased under an agreement to resell, bankers acceptances, commercial paper and federal funds.
Our current investment policy generally does not permit without prior approval by the board of directors, interest rate swaps, financial futures/options transactions, purchases of high-risk mortgage securities or securities denominated in currencies other than U.S. dollars. As a federal savings bank, OmniAmerican Bank is generally not permitted to invest in equity securities. This general restriction will not apply to OmniAmerican Bancorp, Inc., which may acquire up to 5% of voting securities of any company without regulatory approval. Investing in mutual funds is permissible, if investing in the underlying securities is permissible.

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
Our available for sale securities portfolio at December 31, 2010, consisted of securities with the following amortized cost: $150.7 million of mortgage-backed securities issued by United States Government-sponsored enterprises; $152.7 million of CMOs (including $3.3 million of private-label CMOs); $7.7 million of trust preferred securities; and $5.0 million of equity securities consisting of a community reinvestment mutual fund, the CRA Qualified Investment Fund.
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
The majority of mortgage-backed securities and CMOs owned by OmniAmerican Bank are guaranteed by the U.S. Government or agencies thereof or by government sponsored enterprises. As of December 31, 2010, on an amortized cost basis, approximately 1.1% of our mortgage-backed securities and CMOs were private label CMOs, not guaranteed by the U.S. Government or agencies thereof. While the private label CMOs were purchased in order to earn a higher yield than would have been earned on U.S. Government backed mortgage-backed securities and CMOs, they also possess greater risk of loss since private label securities and CMOs are not guaranteed by the U.S. Government or agencies thereof. All of our private label CMOs were rated in the highest available investment category at the time of their purchase. At December 31, 2010, with the exception the private label CMOs, all the remaining CMOs in our investment portfolio, were rated “AAA” by at least one of the major investment securities rating services. As of December 31, 2010, one of our private label CMOs with amortized costs of $2.1 million and a fair value of $2.1 million had been downgraded to “CCC” by one of the major investment securities rating services and was identified as a classified asset.

Trust Preferred Securities. We own shares of the senior tranches of PreTSL XXVI and PreTSL XXVIII, two pooled trust preferred securities issued primarily by holding companies of FDIC-insured financial institutions. At December 31, 2010, these securities had an amortized cost basis of $7.7 million and a fair value of $3.9 million. Based on our analysis of these securities, which included a cash flow analysis and a stress analysis, management has concluded that the decline in the fair value of these trust preferred securities as of December 31, 2010 was temporary. At December 31, 2010, the cash flow from these securities covered the interest payment obligation. As of December 31, 2010, the investments in both tranches of trust preferred securities had been downgraded to below investment grade by one of the major investment securities rating services and were identified as classified assets. We continue to closely monitor these securities.
Other Equity Securities. Other equity securities consist solely of an investment in a community reinvestment mutual fund, the CRA Qualified Investment Fund, with a cost basis of $5.0 million and a fair value of $5.1 million as of December 31, 2010. The fund’s investment objective is to provide a high level of current income consistent with the preservation of capital, and investments in our CRA assessment area that qualify under the Community Reinvestment Act of 1977.
Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Dallas stock. All of such securities were classified as available for sale.

	At December 31,
	2010		2009		2008
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Mortgage-backed securities:
U.S. Government sponsored mortgage-backed securities:
Fannie Mae	$90,239	$92,231	$67,474	$70,102	$97,722	$100,100
Freddie Mac	59,104	60,964	60,948	63,134	79,004	81,188
Ginnie Mae	1,335	1,419	1,668	1,731	2,099	2,107
Collateralized mortgage obligations	149,336	150,792	54,378	55,148	24,919	25,180
Private-label collateralized mortgage obligations	3,349	3,396	5,513	5,075	8,407	7,135

Total mortgage-backed securities	303,363	308,802	189,981	195,190	212,151	215,710
Trust preferred securities	7,693	3,920	7,762	5,604	7,808	6,275
Municipal obligations	—	—	4,595	4,595	5,290	5,290
Other equity securities	5,000	5,084	5,000	5,032	3,000	3,029

Total	$316,056	$317,806	$207,338	$210,421	$228,249	$230,304

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)

Mortgage-backed securities:
U.S. Government sponsored mortgage-backed securities:
Fannie Mae	$—	—%	$983	4.27%	$25,960	4.82%	$63,296	2.89%	$90,239	$92,231	3.46%
Freddie Mac	—	—	359	4.19	21,150	4.30	37,595	3.27	59,104	60,964	3.64
Ginnie Mae	—	—	—	—	—	—	1,335	4.88	1,335	1,419	4.88
Collateralized mortgage obligations	—	—	2,210	3.38	4,244	1.81	142,882	2.80	149,336	150,792	2.78
Private-label collateralized mortgage obligations	—	—	—	—	902	4.53	2,447	5.33	3,349	3,396	5.12

Total mortgage-backed securities	—	—	3,552	3.71	52,256	4.36	247,555	2.93	303,363	308,802	3.18
Trust preferred securities	—	—	—	—	—	—	7,693	1.59	7,693	3,920	1.59
Other equity securities	5,000	3.05	—	—	—	—	—	—	5,000	5,084	3.05

Total	$5,000	3.05%	$3,552	3.71%	$52,256	4.36%	$255,248	2.89%	$316,056	$317,806	3.14%

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
Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, demand accounts, money market accounts and certificates of deposit. On a limited basis we obtain our brokered deposits through the CDARS network. At December 31, 2010, we had $884,000 in brokered deposits.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.
At December 31, 2010, we had a total of $343.0 million in certificates of deposit, of which $194.1 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.
The following tables set forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Noninterest-bearing demand	$81,342	10.16%	—%	$73,798	9.62%	—%	$67,591	9.14%	—%
Interest-bearing demand	74,069	9.25	0.36	66,250	8.64	0.41	62,176	8.41	0.59
Savings accounts	206,873	25.83	0.50	197,394	25.73	0.68	189,523	25.62	1.12
Money market	93,952	11.73	0.89	87,032	11.35	1.11	77,971	10.54	2.06
Certificates of deposit	344,681	43.03	2.12	342,589	44.66	2.97	342,315	46.29	4.09

Total deposits	$800,917	100.00%	1.31%	$767,063	100.00%	1.84%	$739,576	100.00%	2.69%

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $137.0 million. The following table sets forth the maturity of those certificates as of December 31, 2010.

At
December 31, 2010
(In thousands)

Three months or less	$14,423
Over three months through six months	19,284
Over six months through one year	33,135
Over one year to three years	56,677
Over three years	13,443

Total	$136,962

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Dallas, borrowings under federal funds lines, participated loans that do not qualify as having been sold due to our obligation to repurchase such loans, and funds borrowed under repurchase agreements. At December 31, 2010, we had access to additional Federal Home Loan Bank advances of up to $394.9 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of period	$41,000	$66,400	$169,900
Average balance during period	$54,009	$117,547	$169,026
Maximum outstanding at any month end	$66,400	$159,900	$189,650
Weighted average interest rate at end of period	3.62%	3.54%	4.20%
Average interest rate during period	3.72%	4.05%	4.21%
The following table sets forth information concerning balances and interest rates on our repurchase agreements and other secured borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of period	$58,000	$58,000	$58,664
Average balance during period	$58,195	$58,000	$64,497
Maximum outstanding at any month end	$58,075	$58,000	$73,225
Weighted average interest rate at end of period	5.00%	3.52%	3.25%
Average interest rate during period	4.22%	3.68%	3.80%
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

Personnel
As of December 31, 2010, we had 292 full-time employees and 28 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
SUPERVISION AND REGULATION
General
OmniAmerican Bank is supervised and examined by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity, and sensitivity to market interest rates. OmniAmerican Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the twelve regional banks in the Federal Home Loan Bank System. OmniAmerican Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines OmniAmerican Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. OmniAmerican Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of OmniAmerican Bank’s loan documents.
Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, or Congress, could have a material adverse impact on OmniAmerican Bancorp, Inc., OmniAmerican Bank and their operations.
Under the recently enacted Dodd-Frank Act, the Office of Thrift Supervision’s functions relating to federal savings associations, including rulemaking authority, will be transferred to the Office of the Comptroller of the Currency within one year of the date of enactment of the new legislation or by July 21, 2011, unless extended by up to six months by the Secretary of the Treasury. The thrift charter has been preserved and a new Deputy Comptroller of the Currency will have responsibility over supervising and examining federal savings associations and savings banks.
As a savings and loan holding company, OmniAmerican Bancorp, Inc. is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. OmniAmerican Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws. Moreover, under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board.
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

New Federal Legislation
Congress has recently enacted the Dodd-Frank Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and will require OmniAmerican Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like OmniAmerican Bancorp, Inc. in addition to bank holding companies which it currently regulates. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Savings and loan holding companies are subject to a five year transition period before the holding company capital requirements will apply. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as OmniAmerican Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.
The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act requires companies to give stockholders a non-binding vote on executive compensation and change-in-control payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination. Many of the provisions of Dodd-Frank involve delayed effective dates and/or require implementing regulations. Accordingly, it will be some time before management can assess the full impact on operations. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for OmniAmerican Bank and OmniAmerican Bancorp, Inc.

Federal Banking Regulation
Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, OmniAmerican Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business, and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. OmniAmerican Bank also may establish subsidiaries that may engage in activities not otherwise permissible for OmniAmerican Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorizes, for the first time, the payment of interest on commercial checking accounts effective July 1, 2011.
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
At December 31, 2010, OmniAmerican Bank’s capital exceeded all applicable requirements.
Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2010, OmniAmerican Bank’s largest lending relationship with a single or related group of borrowers totaled $12.4 million, which represented 7.3% of unimpaired capital and surplus. Therefore, OmniAmerican Bank was in compliance with the loans to one borrower limitations.
Qualified Thrift Lender Test. As a federal savings bank, OmniAmerican Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, OmniAmerican Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential real estate loans and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

OmniAmerican Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.
A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2010, OmniAmerican Bank maintained approximately 88.2% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.
Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:
•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;
•	the savings bank would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement, or Office of Thrift Supervision-imposed condition; or
•	the savings bank is not eligible for expedited treatment of its filings.
Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.
The Office of Thrift Supervision may disapprove a notice or application if:
•	the savings bank would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation, or agreement.
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
Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We met these liquidity requirements at December 31, 2010. Our liquidity levels have increased following the completion of the stock offering in January 2010.

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
OmniAmerican Bank’s authority to extend credit to its directors, executive officers, and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:
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

The Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority over federal savings banks pursuant to the Dodd-Frank Act.
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
Regulatory Guidance to Subprime Lending. The federal bank regulatory agencies have issued regulatory guidance relating to the examination of financial institutions that are engaged in significant subprime lending activities. The regulatory guidance emphasizes that the federal banking agencies believe that responsible subprime lending can expand credit access for consumers and offer attractive returns for the savings institution. The guidance is applicable to savings institutions that have subprime lending programs greater than or equal to 25% of core capital. As part of the regulatory guidance, examiners must provide greater scrutiny of (i) an institution’s ability to administer its higher risk subprime portfolio, (ii) the allowance for loan losses to ensure that the portion of the allowance allocated to the subprime portfolio is sufficient to absorb the estimated credit losses for the portfolio, and (iii) the level of risk-based capital that the savings institution has to ensure that such capital levels are adequate to support the savings institution’s subprime lending activities. As of December 31, 2010, the Office of Thrift Supervision has not required us to restrict our subprime lending activities. Nor has it required us to maintain specific levels in our allowance for loan losses or risk based capital as a result of our subprime lending activities.
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

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Any holding company of a savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.
At December 31, 2010, OmniAmerican Bank met the criteria for classification as “well-capitalized.”
Recent Regulatory Developments. On March 17, 2008, the Office of Thrift Supervision issued a cease and desist order requiring that we take prompt actions to adopt an information technology remediation and action plan to address the deficiencies in our information technology security system and to comply with Office of Thrift Supervision guidelines with respect to information technology risks and controls. On June 11, 2010, the Office of Thrift Supervision terminated the cease and desist order.
On June 2, 2007, we entered into a memorandum of understanding with the Office of Thrift Supervision. As part of this memorandum, the Office of Thrift Supervision asked us to take a number of specific corrective actions, and required that we not undertake certain actions without prior Office of Thrift Supervision approval. On February 25, 2010, we entered into a revised memorandum of understanding which memorialized the outstanding portions of the June 2, 2007 memorandum that were not suspended by the Office of Thrift Supervision, plus it added the requirement that we revise our business plan to reflect the business that was approved by the Office of Thrift Supervision in connection with our conversion from mutual to stock form. The Office of Thrift Supervision terminated the memorandum of understanding in September 2010.
Insurance of Deposit Accounts. The Dodd-Frank Act increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.
Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020. Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points. OmniAmerican Bank’s Federal Deposit Insurance Corporation premium assessment was $1.6 million for the year ended December 31, 2010, a decrease of $553,000 from the assessment for the year ended December 31, 2009 of $2.1 million, including the special assessment.
On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, we prepaid $6.4 million in estimated assessment fees for the fourth quarter of 2009 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.
In February 2011, as required by the Dodd-Frank Act, the Federal Deposit Insurance Corporation adopted a final rule revising the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the final rule eliminates the adjustment for secured borrowings and makes certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The proposed rule also revises the assessment rate schedule to provide assessments ranging from five to 45 basis points. The final rule is effective April 1, 2011.
Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition, or violation that may lead to termination of our deposit insurance.
In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits maintained at an institution.
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
Federal Home Loan Bank System. OmniAmerican Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Dallas, OmniAmerican Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2010, OmniAmerican Bank was in compliance with this requirement with a balance of $2.9 million in Federal Home Loan Bank stock.
Other Regulations
Interest and other charges collected or contracted for by OmniAmerican Bank are subject to state usury laws and federal laws concerning interest rates. OmniAmerican Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:
•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of OmniAmerican Bank also are subject to the:
•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.
Holding Company Regulation
General. Upon completion of the conversion, OmniAmerican Bancorp, Inc. became a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, OmniAmerican Bancorp, Inc. will be registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision, and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over OmniAmerican Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board. There can be no assurance that the Federal Reserve Board will not impose additional regulations on savings and loan holding companies.
Permissible Activities. Under present law, the business activities of OmniAmerican Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, including OmniAmerican Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community, and competitive factors.
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
Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.
Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.
Dividends. The Bank must notify the Office of Thrift Supervision thirty (30) days before declaring any dividend to the Company. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Securities Laws
The shares of common stock issued in our initial public stock offering have been registered under the Securities Act of 1933. Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We are subject to further reporting and audit requirements beginning with the fiscal year ended December 31, 2010 under the requirements of the Sarbanes-Oxley Act. We have prepared policies, procedures and systems designed to ensure compliance with these regulations.
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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2010, OmniAmerican Bank had a minimum tax credit carryforward of $82,100.
Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2010, OmniAmerican Bank had a net operating loss carryforward of $2.8 million for federal income tax purposes.
Corporate Dividends. We may exclude from our income 100% of dividends received from OmniAmerican Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns. OmniAmerican Bank’s federal income tax returns have not been audited in the most recent five-year period.
State Taxation
In 2006, the State of Texas enacted legislation replacing its franchise tax with a margin tax effective with tax reports filed on or after January 1, 2008. The Texas margin tax is computed by applying the applicable tax rate (1% for most entities) to the margin. Margin equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation; or total revenue times 70%. Lending institutions may deduct interest expense as cost of goods sold. Our calculation in 2010 was total revenue minus compensation expense.

ITEM 1A.	Risk Factors
Our loan portfolio has greater risk than those of many savings banks due to the substantial number of automobile and other consumer loans in our portfolio.
We have a diversified loan portfolio with a substantial number of loans secured by collateral other than owner-occupied one- to four-family residential real estate. Our loan portfolio includes a substantial number of indirect automobile loans which are automobile loans referred to us by participating automobile dealerships. At December 31, 2010, our consumer loans totaled $199.9 million, or 29.9% of our total loan portfolio, and indirect automobile loans were the largest category of consumer loans, representing 23.4% of total loans at December 31, 2010. At that date, we had consumer loans 60 days or more past due of $342,000, or 6.9% of total loans 60 days or more past due. Indirect automobile loans represented $282,000, or 5.7% of total loans 60 days or more past due at December 31, 2010. Our consumer loan portfolio also includes direct automobile loans, unsecured loans and loans secured by other personal property. Consumer loans generally have greater risk of loss or default than one- to four-family residential real estate loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles, or loans that are unsecured. In these cases, we face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. Finally, because indirect automobile loan applications are completed by automobile dealerships, we assume the risks associated with a dealership properly complying with federal, state, and local consumer protection laws.
As a result of our relatively large portfolio of consumer loans, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which would reduce our profits. In addition, a portion of our automobile loans are made to borrowers with credit scores that would cause such loans to be considered subprime. At December 31, 2010, $13.5 million, or 7.5% of our total automobile loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a credit-impaired borrower). See “Item 1. Business — Business of OmniAmerican Bank — Lending Activities — Consumer Lending.”
A portion of our loan portfolio consists of loans made to persons with impaired credit or with reduced documentation, which presents greater risk of loss or delinquency.
As of December 31, 2010, $40.3 million, or 14.8%, of our one- to four-family residential real estate loans were to borrowers with no credit score or a credit score of 660 or less (a possible indication of a credit-impaired borrower) and an additional credit weakness. Weakened credit characteristics of a borrower may include prior loan payment delinquencies, foreclosure of prior loans, bankruptcies, or prior non-payment of loans. Loans to such borrowers may also present a greater credit risk to us based upon the borrower’s debt to income ratio, the results of a credit review, or other criteria that indicate that the borrower may have an insufficient or impaired credit history.
We also have loans to borrowers who provide limited or no documentation of assets or income, known as stated income loans. At December 31, 2010, we had $12.1 million of one- to four-family residential real estate stated income loans, or 4.5% of our one- to four-family residential real estate loans. As of December 31, 2010, we had $7.1 million of interest-only one- to four-family residential real estate loans. This amount represents 2.6% of our total one- to four-family residential real estate loans, with $4.7 million of our interest-only loans comprised of adjustable-rate loans. The interest rate on these loans is initially fixed for three, five or seven year terms and then adjusts in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term.

In 2008, we began purchasing one- to four-family residential real estate loans, which included subprime, stated income and interest-only loans, at a discount to the original principal balance of the mortgage loan. As of December 31, 2010, the total outstanding balance of all purchased one- to four-family residential real estate loans was $23.9 million, or 8.8% of our one- to four-family residential real estate loans and 3.6% of our total loans, while the carrying value of such loans, net of purchase discounts, was $20.4 million. Our purchased one- to four-family residential real estate loans included $4.0 million of subprime loans as of December 31, 2010. In addition, these purchased one- to four-family residential real estate loans included $11.2 million of stated income loans and $4.6 million of interest-only loans (of which $3.0 million were also stated income loans). At December 31, 2010, the purchased subprime, stated income and interest-only loans represented 1.5%, 4.1% and 1.7%, respectively, of our total one- to four-family residential real estate loans. We intend to continue to purchase subprime, stated income and interest-only loans, as market conditions permit, provided we are able to obtain the loans at a sufficient discount to the loan balance to compensate us for the added risk associated with such loans.
These types of one- to four-family residential real estate loans are generally considered to have a greater risk of delinquency and foreclosure than conforming loans and may require greater provisions for loan losses. Although we have not experienced large increases in delinquencies or foreclosures in this portfolio in relation to our other residential real estate loans, our residential real estate loan portfolio may be adversely affected in the event of a continued downturn in regional or national economic conditions. In addition, the value of the real estate securing these loans may become less than any remaining loan balance if local property values deteriorate further. Consequently, we could sustain loan losses and be required to establish a higher provision for loan losses.
Our loan portfolio has more risk due to the recent change in our lending emphasis, which has resulted in a greater percentage of new one- to four-family residential real estate loans.
Between 2006 and 2010, the composition of our loan portfolio changed significantly as the dollar amount and percentage of our loans secured by one- to four-family residential real estate increased to $271.8 million, or 40.6% of total loans, at December 31, 2010, from $164.6 million, or 22.5% of total loans, at December 31, 2006. During this period, our consumer loans decreased to $199.9 million, or 29.9% of total loans, at December 31, 2010, from $432.2 million, or 59.2% of total loans, at December 31, 2006. As a result of this change in our lending emphasis, a significant portion of our one- to four-family residential real estate loans are relatively new or “unseasoned,” and have not been outstanding for a sufficient period of time to demonstrate performance and indicate the potential risks in the loan portfolio. For example, our unseasoned adjustable-rate residential real estate loans have not been subject to an interest rate environment that required them to adjust to the maximum interest rate level and may involve risks resulting from potentially larger payment obligations by borrowers. At December 31, 2010, one- to four-family residential real estate loans delinquent 60 days or more totaled $2.3 million, or 46.4% of total delinquent loans of 60 days or more.
We have increased our levels of non-residential real estate loans and commercial business loans, which has increased our exposure to credit risk.
Since our conversion from a credit union to a savings bank, we have increased the amount of loans secured by commercial real estate, as well as real estate construction and commercial business loans. At December 31, 2010, our portfolio of commercial real estate loans totaled $87.9 million, or 13.1% of our total loans, compared to $74.2 million, or 10.2% of our total loans, at December 31, 2006. At December 31, 2010, our portfolio of real estate construction loans totaled $34.5 million, or 5.2% of our total loans, compared to $28.8 million, or 4.0% of our total loans, at December 31, 2006. At December 31, 2010, our portfolio of commercial business loans totaled $48.7 million, or 7.3% of our total loans, compared to $11.6 million, or 1.6%, of our total loans at December 31, 2006. At December 31, 2010, our commercial real estate loans that were delinquent 60 days or more totaled $1.7 million, or 34.7% of total delinquent loans of 60 days or more. At December 31, 2010, our commercial business loans that were delinquent 60 days or more totaled $359,000, or 7.3% of total delinquent loans of 60 days or more. At December 31, 2010, we had no real estate construction loans that were delinquent 60 days or more. We intend to continue to emphasize the origination of these types of loans consistent with safety and soundness standards.

Commercial real estate loans, real estate construction loans, and commercial business loans generally have a greater risk of loss than owner-occupied one- to four-family residential real estate loans. Repayment of commercial real estate, real estate construction and commercial business loans generally depends, in large part, on sufficient income from the property or the borrower’s business to cover operating expenses and debt service. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential real estate loans. Changes in economic conditions that are beyond the control of the borrower and lender may affect the value of the security for the loan, the future cash flow of the affected property or business, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. As we increase our portfolio of these loans, our level of non-performing loans may increase.
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
In recent years, the breach of computer and network systems of businesses, such as banks, by national and international criminals (cyber-fraud) has become more prevalent. Financial fraud is a growing risk of doing business for financial institutions. In January 2008, we experienced a breach of security involving our ATM/debit card system. Throughout 2008, we upgraded our systems and hired additional personnel and outside consultants to remediate this problem.
In August 2009, law enforcement authorities arrested members of the largest identity theft operation ever conducted in the United States. The identity theft operation included the theft of information from a number of retail companies and Heartland Payment Systems, a payment transaction processing center used by many merchants. As a result of this identity theft operation, a number of our customers who had their debit card transactions processed through Heartland Payment Systems had their customer information breached. We have remediated the problem and our cybersecurity insurance policy reimbursed us $905,000 for costs we incurred associated with the breach of Heartland Payment Systems. In 2009, we incurred $335,000 of unreimbursed expenses related to this breach, which represented the fees imposed on us by VISA to process merchant reimbursements for our customers, the cost of reissuing debit cards to our customers, and the expense of the insurance deductible.
We must protect our computer systems and network from physical break-ins, security breaches, and other disruptive problems caused by the Internet or other users. Moreover, third party providers, such as Heartland Payment Systems, must also take similar actions to protect customer information. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmissions of confidential information, as do our third party providers. However, security measures implemented by us or our third party providers may not prevent cyber-fraud. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect customer transaction data. If any compromise of our security or the security of our third party providers were to occur, it could have a material adverse effect on our business, financial condition, and results of operations.

We could record future impairment losses on our holdings of investment securities. We may not receive full future interest payments on these securities.
Our investment portfolio includes trust preferred securities and private label collateralized mortgage obligations. We periodically review the performance of these securities and conduct tests for their impairment. As of December 31, 2010, we determined that no other than temporary impairment loss associated with our investment securities was required to be charged to income. A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an additional impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, continued failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value, or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of these investment securities could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. While our allowance for loan losses was 1.33% of total loans at December 31, 2010, material additions to our allowance could materially decrease our net income.
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
Our ability to make a profit depends largely on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:
•	the interest income we earn on our interest-earning assets, such as loans and securities; and
•	the interest expense we incur on our interest-bearing liabilities, such as deposits and borrowings.

As a result of our focus on one- to four-family residential real estate loans, the interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Additionally, many of our investment securities have lengthy maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have either no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of December 31, 2010, 32.4% of our loans had maturities of 15 years or longer, while 56.6% of our certificates of deposit had maturities of one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.
In addition, changes in interest rates can affect the average lives of loans and mortgage-backed and related securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Conversely, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.
Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2010, the fair value of our available for sale securities portfolio, consisting of mortgage-backed securities issued by U.S. Government sponsored enterprises, collateralized mortgage obligations, trust preferred securities, and equity securities totaled $317.8 million. Gross unrealized gains on these securities totaled $1.8 million at December 31, 2010.
We evaluate interest rate sensitivity using an Office of Thrift Supervision model that estimates the change in our net portfolio value over a range of interest rate scenarios, also known as a “rate shock” analysis. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. As of September 30, 2010 (the most recent date available), the Office of Thrift Supervision “rate shock” analysis indicated that our net portfolio value would decrease by $22.9 million if there was an instantaneous 200 basis point increase in market interest rates. See “Item 7A Quantitative and Qualitative Disclosures about Market Risk — Management of Market Risk.”
Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.
Negative developments in the global credit and securitization markets during the past three years have resulted in a global recession and significant uncertainty in the financial markets. Loan portfolio quality has deteriorated at many financial institutions, reflecting in part, the severely weakened U.S. economy and rising unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. Specifically, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that noncurrent assets plus other real estate owned as a percentage of assets for FDIC-insured financial institutions was 3.11% as of December 31, 2010, compared to 3.36% as of December 31, 2009 and 1.91% as of December 31, 2008. For the year ended December 31, 2010, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that annualized return on average assets was 0.66% for FDIC-insured financial institutions compared to (0.08)% for the year ended December 31, 2009 and 0.03% for the year ended December 31, 2008. The NASDAQ Bank Index declined 30.6% between December 31, 2007 and December 31, 2010. At December 31, 2010, our noncurrent assets plus other real estate owned as a percentage of total assets was 2.19%, and our return on average assets was 0.15% for the year ended December 31, 2010.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended. In addition, new laws, regulations, and other regulatory changes could increase our Federal Deposit Insurance Corporation insurance premiums, may also increase our costs of regulatory compliance and of doing business, and may otherwise adversely affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. Further, continued declines in the stock market in general, or for stock of financial institutions and their holding companies, may affect our stock performance.
Strong competition within our market areas may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans in order to remain competitive, our net interest margin and profitability could be adversely affected.
Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.
Congress recently enacted the Dodd-Frank Act, which will significantly change the current bank regulatory structure and affect the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require OmniAmerican Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like OmniAmerican Bancorp, Inc., in addition to bank holding companies which it currently regulates. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as OmniAmerican Bank, including the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.
The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, and contains a number of reforms related to mortgage loan origination.
It is difficult to predict at this time what effect the new legislation and implementing regulations will have on community banks with regard to the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision, and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on our results of operations. Because our business is highly regulated, the laws, rules, and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules, and regulations, or any other laws, rules, or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, or prospects.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
We operate from our main office in Fort Worth, Texas, and from our 14 full-service branches located in the Dallas/Fort Worth Metroplex and Hood County, Texas. The net book value of our premises, land and equipment was $47.7 million at December 31, 2010. The following tables set forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

	Leased or	Year Acquired or
Address	Owned	Leased

Main Office:
1320 South University Dr. Fort Worth, TX 76107	Owned	2004

Full Service Branches:
1320 South University Dr. Fort Worth, TX 76107	Owned	2006

NAS/JRB FW Building 1870 Fort Worth, TX 76127	Leased (1)	1968

7800 White Settlement Road Fort Worth, TX 76108	Owned	1991

1616 W. Northwest Highway Grapevine, TX 76051	Leased (2)	2005

1401 W. Walnut Hill Lane Irving, TX 75038	Owned	1990

2311 West Euless Boulevard Euless, TX 76040	Owned	1992

950 West Arbrook Boulevard Arlington, TX 76015	Owned	1999

1000 Pennsylvania Avenue Fort Worth, TX 76104	Owned	1995

6001 Bryant Irvin Road Fort Worth, TX 76132	Owned	1996

2330 East Rosedale Street Fort Worth, TX 76105	Owned	1996

	Leased or	Year Acquired or
Address	Owned	Leased

318 South Main Weatherford, TX 76086	Owned	2003

8024 Denton Highway Watauga, TX 76148	Owned	2002

1030 East Highway 377 Suite 138 Granbury, TX 76048	Leased (3)	2002

1204 W. Henderson Road Cleburne, TX 76033	Owned	2003

2341 Justin Road Flower Mound, TX 75028	Leased (4)	2009

(1)	Lease on a month-to-month basis.

(2)	Lease expires in 2015.

(3)	Lease expires in 2013.

(4)	Lease expires in 2019.

ITEM 3.	Legal Proceedings
From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Market under the symbol “OABC.” The approximate number of holders of record of OmniAmerican Bancorp, Inc.’s common stock as of March 7, 2011 was 823. Certain shares of OmniAmerican Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for OmniAmerican Bancorp, Inc.’s common stock for the period beginning January 21, 2010, the date OmniAmerican Bancorp, Inc. began trading on the NASDAQ Global Market.

			Dividends
	High	Low	Declared
Year Ended December 31, 2010
Fourth Quarter	$13.75	$11.31	—
Third Quarter	$11.73	$11.00	—
Second Quarter	$11.95	$11.11	—
First Quarter	$12.35	$10.12	—
The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. However, no decision has been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.
Dividend payments by OmniAmerican Bancorp, Inc. are dependent primarily on dividends it receives from OmniAmerican Bank, because OmniAmerican Bancorp, Inc. will have no source of income other than dividends from OmniAmerican Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by OmniAmerican Bancorp, Inc., and interest payments with respect to OmniAmerican Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. Federal law imposes limitations on dividends by federal stock savings banks. See “Item 1. Business — Supervision and Regulation — Capital Distributions.”
At December 31, 2010, there were no compensation plans under which equity securities of OmniAmerican Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.
The performance graph below compares the cumulative stockholder return on OmniAmerican Bancorp, Inc. Common Stock between January 21, 2010 and December 31, 2010 with the cumulative total return on the equity securities of companies included in the Standard &Poor’s 500 Stock Index and the SNL Bank and Thrift Index. The graph assumes the initial value of our common stock on January 21, 2010 was the closing sales price of $11.85 per share. The graph is expressed in dollars based on an assumed investment of $100 on January 21, 2010. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
	1/21/10	2/28/10	4/30/10	6/30/10	8/31/10	10/31/10	12/31/10
OmniAmerican Bancorp, Inc.	100.00	92.07	99.41	95.27	93.84	98.82	114.35
S&P 500	100.00	99.18	106.82	93.15	95.18	107.61	114.82
SNL Bank and Thrift	100.00	100.94	114.27	94.75	88.83	93.47	107.00
During the fourth quarter of 2010, we did not repurchase any shares of our common stock.

ITEM 6.	Selected Financial Data
The summary information presented below at the dates or for each of the years presented is derived from OmniAmerican Bancorp, Inc.’s audited consolidated financial statements. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes beginning on page 78 of this Annual Report.

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Consolidated Financial Condition Data:

Total assets	$1,108,419	$1,133,927	$1,067,914	$1,051,021	$1,062,874
Cash and cash equivalents	24,597	140,144	41,242	19,036	98,317
Securities available for sale, at fair value	317,806	210,421	230,304	244,585	150,904
Other investments	3,060	3,850	10,014	10,065	9,715
Loans receivable, net	660,425	698,127	715,774	707,099	728,847
Bank-owned life insurance	20,078	—	—	—	—
Foreclosed assets, net	207	267	98	248	143
Other real estate owned	14,793	6,762	488	488	488
Deposits	801,158	909,966	739,846	729,895	794,152
Federal Home Loan Bank of Dallas advances	41,000	66,400	169,900	156,900	128,900
Other secured borrowings	58,000	58,000	58,664	66,156	41,168
Total stockholders’ equity	198,627	91,156	89,329	88,722	88,861

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Consolidated Operating Data:

Interest income	$52,847	$53,715	$57,696	$54,915	$52,010
Interest expense	13,903	19,674	27,677	29,688	25,521

Net interest income	38,944	34,041	30,019	25,227	26,489
Provision for loan losses	6,700	5,200	3,825	3,650	6,113

Net interest income after provision for loan losses	32,244	28,841	26,194	21,577	20,376
Noninterest income	13,699	16,463	16,269	17,569	17,325
Noninterest expense	44,001	43,757	41,077	42,433	45,957

Income (loss) before income tax expense (benefit)	1,942	1,547	1,386	(3,287)	(8,256)
Income tax expense (benefit) (1)	285	892	742	(1,115)	(7,332)

Net income (loss)	$1,657	$655	$644	$(2,172)	$(924)

(1)	Until its conversion to a federally chartered mutual savings bank on January 1, 2006, OmniAmerican Bank was a credit union, and generally exempt from federal and state income taxes. As a result of the change in tax status on January 1, 2006, OmniAmerican Bank recorded a deferred tax asset in the amount of $6.1 million, as well as a related tax benefit of $4.5 million. The following table provides a reconciliation to pro forma net income for the year ended December 31, 2006, had OmniAmerican Bank been subject to federal and state income taxes prior to 2006:

For the Year Ended
December 31, 2006
(In thousands)

Historical net loss	$(924)
Less: tax benefit	4,541

Pro forma net loss	$(5,465)

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006

Selected Consolidated Financial Ratios and Other Data:

Performance Ratios:
Return (loss) on average assets (ratio of net income (loss) to average total assets)	0.15%	0.06%	0.06%	(0.21)%	(0.09)%
Return (loss) on average equity (ratio of net income (loss) to average equity)	0.86%	0.72%	0.72%	(2.46)%	(1.00)%
Interest rate spread (1)	3.45%	3.29%	2.74%	2.38%	2.58%
Net interest margin (2)	3.77%	3.51%	3.02%	2.70%	2.77%
Efficiency ratio (3)	83.58%	86.64%	88.74%	99.15%	104.89%
Noninterest expense to average total assets	3.94%	4.18%	3.82%	4.17%	4.38%
Average interest-earning assets to average interest-bearing liabilities	124.05%	111.49%	109.88%	110.08%	107.33%
Average equity to average total assets	17.17%	8.73%	8.32%	8.68%	8.84%
Basic earnings per share (4)	$0.14	N/A	N/A	N/A	N/A
Diluted earnings per share (4)	$0.14	N/A	N/A	N/A	N/A

Asset Quality Ratios:
Non-performing assets to total assets	2.19%	1.35%	0.59%	0.35%	0.37%
Non-performing loans to total loans	1.38%	1.17%	0.79%	0.42%	0.45%
Allowance for loan losses to non-performing loans	96.55%	100.66%	145.06%	248.52%	213.67%
Allowance for loan losses to total loans	1.33%	1.18%	1.14%	1.04%	0.96%
Net charge-offs to average loans outstanding	0.89%	0.71%	0.40%	0.46%	0.52%

Consolidated Capital Ratios:
Total capital (to risk-weighted assets)	27.91%	12.03%	11.73%	11.66%	11.74%
Tier I capital (to risk-weighted assets)	26.89%	11.01%	10.73%	10.68%	10.83%
Tier I capital (to total assets)	17.40%	7.35%	7.71%	7.76%	7.95%

Other Data:
Number of full service offices	15	16	17	17	17
Full-time equivalent employees	307	330	345	338	387

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Calculated from the effective date of January 20, 2010.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2010 and 2009, and our results of operations for the years ended December 31, 2010, 2009, and 2008. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this annual report. OmniAmerican Bancorp, Inc. did not exist at December 31, 2009; therefore, the information reflected in this section related to the years ended December 31, 2009 and 2008 reflects the financial performance of OmniAmerican Bank.
Overview
Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on our deposits and borrowings. Results of operations are also affected by service charges and other fees, provision for loan losses, commissions, gains (losses) on sales of securities and loans, and other income. Our noninterest expense consists primarily of salaries and benefits, software and equipment maintenance, depreciation of furniture, software and equipment, FDIC insurance, other operations, occupancy, and professional and outside services expenses.
Our results of operations are also significantly affected by general economic and competitive conditions (such as changes in energy prices which have an impact on the Texas economy), as well as changes in interest rates, government policies, and actions of regulatory authorities. Future changes in applicable law, regulations, or government policies may materially affect our financial condition and results of operations. In recent periods, increases in computer fraud affecting our operations and the operations of third party providers have increased our costs of doing business.
Prior to our conversion to a federal savings bank in 2006, we operated as a Texas chartered credit union, concentrating our lending efforts on the origination of consumer loans, primarily the origination of indirect automobile loans. Since our conversion to a federal savings bank, we have changed the relative composition of our loan portfolio by emphasizing the origination of one- to four-family residential real estate loans, commercial business loans, commercial real estate loans, and real estate construction loans. As a result, between December 31, 2006 and December 31, 2010, our consumer loans as a percentage of total loans decreased from 59.2% to 29.9%. We have significantly increased our systems and administration to support the growth of our one- to four-family residential real estate, commercial real estate, and commercial business lending activities.
Business Strategy
Our primary objective is to remain an independent, community-oriented financial institution serving customers in our primary market areas. Our board of directors has sought to accomplish this objective by adopting a business strategy designed to maintain profitability, a strong capital position, and high asset quality. This business strategy includes the following elements:
Diversifying our loan portfolio by emphasizing the origination of one- to four-family residential real estate loans, commercial real estate loans, and commercial business loans. Our strategy for increasing net income includes increasing our loan originations and diversifying our loan portfolio. We intend to continue to emphasize the origination and purchase of one- to four-family residential real estate loans, as well as commercial real estate loans and commercial business loans, which increased to 40.6%, 13.1%, and 7.3%, respectively, of our total loans at December 31, 2010, from 22.5%, 10.2%, and 1.6% of our total loans at December 31, 2006. During

2008, we also entered into a number of commercial business loan participations. At December 31, 2010, our commercial business loan participations totaled $29.3 million. In the future, we intend to focus our commercial business lending on the origination of small to medium size business loans in our local market area. By contrast, consumer loans decreased to 29.9% of our total loans at December 31, 2010, compared to 59.2% of our total loans at December 31, 2006. We anticipate the total dollar amount of our consumer loans to remain stable in the near term. The increase in our one- to four-family residential real estate loans reflects the demand for these loans in our primary market areas. The increases in commercial real estate loans and commercial business loans reflect our emphasis on this type of lending. Commercial real estate loans and commercial business loans generally are originated with higher interest rates compared to one- to four-family residential real estate loans and, therefore, have a positive effect on our interest rate spread and net interest income. In addition, the majority of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk.
Continuing conservative underwriting guidelines and aggressive monitoring of our loan portfolio in order to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise and that sound underwriting and collection procedures are in place. For example, a relatively high percentage of our loan portfolio consists of consumer loans which are generally considered to have higher risk than owner-occupied one- to four-family residential loans. For the years ended December 31, 2010 and 2009, our average ratio of losses from consumer loans to average total loans was 0.26% and 0.37%, respectively. Our credit and collections department actively monitors the performance of our consumer and residential real estate loan portfolios. When a loan becomes past due, we promptly contact the borrower by telephone or by written communication. During each personal contact, the borrower is required to provide updated information and is counseled on the terms of the loan and the importance of making payments on or before the due date. With respect to our commercial real estate and commercial business lending, collection efforts are carried out directly by our commercial loan officers. Commercial loan officers review past due accounts weekly and promptly contact delinquent borrowers. Past due notices are typically sent to commercial real estate customers and commercial business customers at 15 days past due.
Emphasizing lower cost core deposits to reduce the funding costs of our loan growth. We offer interest-bearing and noninterest-bearing demand accounts, money market accounts, and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. For the years ended December 31, 2010, 2009, 2008, 2007, and 2006, average core deposits represented 56.96%, 55.34%, 53.71%, 57.23%, and 60.12%, respectively, of average total deposits. We intend to continue emphasizing our core deposits as a source of funding. In this regard, we generally require that commercial banking borrowers open checking accounts with us at the time they establish a borrowing relationship with us.
Managing interest rate risk. As with most financial institutions, successfully managing interest rate risk is an integral part of our business strategy. Management and the board of directors evaluate the interest rate risk inherent in our assets and liabilities, and determine the level of risk that is appropriate and consistent with our capital levels, liquidity, and performance objectives. In particular, during the current low interest rate environment, we have sought to minimize the risk of originating long-term fixed rate loans by selling such loans in the secondary market, and in particular selling to Fannie Mae all qualifying one- to four-family fixed-rate residential real estate loans with terms in excess of 15 years. In addition, a significant percentage of our loan portfolio consists of commercial business loans and consumer loans which generally have shorter terms and provide higher yields than one- to four-family residential real estate loans. We also monitor the mix of our deposits, a majority of which have been lower cost core deposits. Our strategy is to continue managing interest rate risk in response to changes in the local and national economy and to increase our assets as we deploy the proceeds from the offering.

Implementing a controlled growth strategy. We believe our infrastructure, personnel, and fixed operating base can support a substantially larger institution. We intend to use our capital to grow organically and we may use a portion of the net proceeds of our initial public offering to pursue future acquisitions of commercial banks, savings institutions, financial services companies, and branch offices of such companies, including possible supervisory acquisitions.
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
Allowance for Loan Losses. We believe that the allowance for loan losses and related provision for loan losses are particularly susceptible to change in the near term, due to changes in credit quality which are evidenced by trends in charge-offs and in the volume and severity of past due loans. In addition, our loan mix is changing as we increase our commercial real estate and commercial business lending. Commercial real estate and commercial business loans generally have greater credit risk than one- to four-family residential real estate and consumer loans due to these loans being larger in amount and non-homogenous.
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
The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. See also “Item 1. Business — Business of OmniAmerican Bank — Allowance for Loan Losses.”

Impairment of Investment Securities. The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting policy. In evaluating the investment portfolio for other-than-temporary impairment, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information. If a decline in the fair value of an investment security below its cost is judged to be other-than-temporary, the cost basis of the investment security is written down to fair value as a new cost basis. The amount of the credit related impairment write-down is recognized in our earnings and the non-credit related impairment for securities not expected to be sold is recognized in other comprehensive income (loss). A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include failure to make scheduled principal and/or interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions, and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.
Defined Benefit Retirement Plan. Our costs and obligations related to our defined benefit pension plan are calculated using various actuarial assumptions and methodologies as prescribed under ASC Topic 715, “Employers’ Accounting for Pensions.” Management evaluates, reviews with the plan actuaries, and updates, as appropriate, the assumptions used in the determination of the pension obligation and expense and the fair value of pension assets, including the discount rate and the expected rate of return on plan assets. The discount rate and the expected rate of return on plan assets have a significant impact on the actuarially computed present value of future pension plan benefits that is recorded on the balance sheet as a liability and the corresponding pension expense. Actual experience that differs from the assumptions could have a significant effect on our financial position and results of operations.
To compute our pension expense for the year ended December 31, 2010, we used actuarial assumptions that included a discount rate and an expected long-term rate of return on plan assets. The discount rate of 6.00%, used in this calculation, is the rate used in computing the benefit obligation as of December 31, 2010. The expected long-term rate of return on plan assets of 6.50% is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, December 31, 2010, and was developed through analysis of historical market returns, current market conditions and the pension plan assets’ past experience. Although we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. See Note 11 — Employee Benefit Plans of the notes to the consolidated financial statements included in this annual report for additional information.
Income Taxes. OmniAmerican Bank became a taxable entity after converting from a credit union to a federally chartered savings bank on January 1, 2006. On that date, we established a net deferred tax asset of $6.1 million as a result of timing differences for certain items, including depreciation of premises and equipment, unrealized gains and losses on investment securities, and bad debt deductions. The calculation of our income tax provision and deferred tax asset is complex and requires the use of estimates and judgment in their determination. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, and newly enacted statutory, judicial, and regulatory guidance that could affect the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. In addition, positions we take in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in a material adjustment to our financial statements. On January 1, 2009, we adopted authoritative guidance under ASC Topic 740, “Income Taxes.” This authoritative guidance prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with tax authorities) for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. See Note 13 — Income Taxes of the notes to the consolidated financial statements included in this annual report for additional information.

Comparison of Financial Condition at December 31, 2010 and 2009
Assets. Total assets decreased $25.5 million, or 2.3%, to $1.11 billion at December 31, 2010 from $1.13 billion at December 31, 2009. The decrease was primarily the result of decreases in cash and cash equivalents of $115.5 million and loans, net of the allowance for loan losses and deferred fees and discounts of $37.7 million, partially offset by increases in securities classified as available for sale of $107.4 million and bank-owned life insurance of $20.1 million.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $115.5 million, or 82.4%, to $24.6 million at December 31, 2010 from $140.1 million at December 31, 2009. The decrease in total cash and cash equivalents was primarily due to $243.5 million in cash used to purchase securities classified as available for sale, $240.3 million in cash used to originate and purchase loans, $25.4 million in cash used to repay Federal Home Loan Bank advances, and $20.0 million in cash used to purchase bank-owned life insurance. These decreases were partially offset by increases due to $210.6 million in cash received from loan principal repayments, $130.3 million of proceeds from sales, principal repayments, and maturities of securities and $58.2 million of proceeds from the sales of loans, consisting of longer term (greater than 15 years) one- to four-family residential real estate loans and commercial business loans, during the year ended December 31, 2010.
Securities. Securities classified as available for sale increased $107.4 million, or 51.0%, to $317.8 million at December 31, 2010 from $210.4 million at December 31, 2009. The increase in securities classified as available for sale during the year ended December 31, 2010, reflected purchases of $243.5 million during the year ended December 31, 2010 as we invested the proceeds of the initial public stock offering and cash generated from operations in securities classified as available for sale. Partially offsetting the increase due to purchases were decreases due to principal repayments, maturities, and calls of $110.2 million and sales of $20.1 million. The proceeds from the sales of securities classified as available for sale were used to purchase bank-owned life insurance. At December 31, 2010, securities classified as available for sale consisted primarily of government-sponsored mortgage-backed securities, government-sponsored and private-label collateralized mortgage obligations, trust preferred securities, and other equity securities.
Loans. Loans, net decreased $37.7 million, or 5.4%, to $660.4 million at December 31, 2010 from $698.1 million at December 31, 2009. The decrease included a reclassification of 22 loans, consisting of four commercial real estate loans with balances totaling $7.7 million, 16 single-family residential real estate loans with balances totaling $3.3 million and two home equity loans with balances totaling $141,000 to other real estate owned during the year ended December 31, 2010. Automobile loans (consisting of direct and indirect loans) decreased $24.3 million, or 11.8%, to $181.2 million at December 31, 2010 as weakened economic conditions have reduced the demand for automobile loans. Commercial real estate loans decreased $13.1 million, or 13.0%, to $87.9 million, primarily due to the economic downturn in our market area and the reclassification of $7.7 million of commercial real estate loans to other real estate owned. Commercial business loans decreased $10.6 million, or 17.9%, to $48.7 million at December 31, 2010. The decrease in commercial business loans was primarily attributable to a $12.0 million decrease in participation interests in Shared National Credits, to $4.7 million at December 31, 2010 from $16.7 million at December 31, 2009 reflecting the Company’s efforts to reduce its exposure to Shared National Credits and to focus our commercial business lending on small- to-medium size businesses in our local market area. Real estate construction loans decreased $2.3 million, or 6.4%, to $34.5 million at December 31, 2010, as weakened economic conditions and the excess of existing home inventories have reduced the demand for new construction. One- to four-family residential real estate loans increased $14.5 million, or 5.6%, to $271.8 million at December 31, 2010 from $257.3 million at December 31, 2009, as $126.2 million in originations and purchases of one- to four-family residential real estate loans were partially offset by sales of $53.7 million, repayments of $54.5 million, and a $3.3 million reclassification to other real estate owned.

Allowance for Loan Losses. The allowance for loan losses increased $604,000, or 7.3%, to $8.9 million at December 31, 2010 from $8.3 million at December 31, 2009, while total loans decreased $38.3 million, or 5.4%, to $669.5 million at December 31, 2010 from $707.8 million at December 31, 2009. The increase in the allowance for loan losses attributable to commercial business loans was partially offset by a decrease in the allowance for loan losses related to commercial real estate loans. At December 31, 2010, the allowance for loan losses represented 1.33% of total loans compared to 1.18% of total loans at December 31, 2009. Included in the allowance for loan losses at December 31, 2010 were specific allowances for loan losses of $2.3 million related to eight impaired loans with balances totaling $15.6 million. Impaired loans with balances totaling $17.7 million did not require specific allowances for loan losses at December 31, 2010. The allowance for loan losses at December 31, 2009 included specific allowance for loan losses of $687,000 related to five impaired loans with balances totaling $6.6 million. In addition, impaired loans with balances totaling $11.8 million did not require specific allowances for loan losses at December 31, 2009. The balance of unimpaired loans decreased $53.2 million, or 7.7%, to $636.2 million at December 31, 2010 from $689.4 million at December 31, 2009. The allowance for loan losses related to unimpaired loans decreased $1.0 million, or 13.2%, to $6.6 million at December 31, 2010 from $7.6 million at December 31, 2009.
The significant changes in the amount of the allowance for loan losses during the year ended December 31, 2010 related to: (i) a $1.6 million increase in the allowance for loan losses attributable to commercial business loans resulting primarily from the establishment of $1.5 million of specific allowance for loan losses related to five impaired commercial business loans with balances totaling $2.0 million; and (ii) a $589,000 decrease in the allowance for loan losses attributable to commercial real estate loans primarily due to the foreclosure in 2010 of an impaired loan with a specific allowance for loan losses of $377,000 at December 31, 2009 and a $212,000 reduction in the general allowance for loan losses on unimpaired commercial real estate loans reflecting a decrease of $13.0 million, or 14.2%, in the total outstanding balance of unimpaired commercial real estate loans to $78.6 million at December 31, 2010 from $91.6 million at December 31, 2009. Management also considered local economic factors and unemployment as well as the higher risk profile of commercial business and commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Bank-Owned Life Insurance. During 2010, we purchased $20.0 million of life insurance policies on certain key employees to help offset costs associated with the Company’s compensation and benefit programs and to generate competitive investment yields. The policy premiums were invested in an insurance carrier which had a rating of A+ by Standard & Poor’s.
Deposits. Deposits decreased $108.8 million, or 12.0%, to $801.2 million at December 31, 2009 from $910.0 million at December 31, 2009. Our core deposits (consisting of interest-bearing and non-interest-bearing demand accounts, money market accounts and savings accounts) decreased $118.0 million, or 20.5%, to $458.2 million at December 31, 2010 from $576.2 million at December 31, 2009 primarily due to the effects of our initial public stock offering. The core deposit balance at December 31, 2009 included $159.5 million in subscriptions for the purchase of shares of common stock in our initial public stock offering, which was completed on January 20, 2010. Certificates of deposit increased $9.2 million, or 2.8%, to $343.0 million at December 31, 2010 from $333.8 million at December 31, 2009.

Borrowings. Federal Home Loan Bank advances decreased $25.4 million, or 38.3%, to $41.0 million at December 31, 2010 from $66.4 million at December 31, 2009. The decline was the result of scheduled maturities in 2010 and was funded with available liquidity. Securities sold under agreements to repurchase were unchanged at $58.0 million at December 31, 2010 and December 31, 2009.
Stockholders’ Equity. At December 31, 2010, our stockholders’ equity was $198.6 million, an increase of $107.4 million, or 117.8%, from $91.2 million at December 31, 2009. The increase resulted from the receipt of net proceeds totaling $106.0 million following the completion of our initial public stock offering on January 20, 2010 and net income of $1.7 million for the year ended December 31, 2010. Accumulated other comprehensive (loss) income decreased $634,000, to a loss of $33,000 at December 31, 2010 from income of $601,000 at December 31, 2009.
Comparison of Operating Results for the Years Ended December 31, 2010 and 2009
General. Net income increased $1.0 million, or 152.7%, to $1.7 million for the year ended December 31, 2010 from $655,000 for the year ended December 31, 2009. The increase in net income for the year ended December 31, 2010 reflected an increase in net interest income of $4.9 million and a decrease in income tax expense of $607,000, partially offset by a decrease in noninterest income of $2.8 million, and increases in the provision for loan losses of $1.5 million, and noninterest expense of $244,000.
Interest Income. Interest income decreased $868,000, or 1.6%, to $52.8 million for the year ended December 31, 2010 from $53.7 million for the year ended December 31, 2009. The decrease resulted from a decrease of 43 basis points in our average yield on interest-earning assets to 5.12% for the year ended December 31, 2010 from 5.55% for the year ended December 31, 2009. The decrease in our average yield on interest-earning assets during the year ended December 31, 2010 as compared to the prior year period was due to the continuing low short-term market interest rate environment. Partially offsetting the decrease in the average yield on interest-earning assets was a $63.2 million, or 6.5%, increase in the average balance of interest-earning assets to $1.03 billion for the year ended December 31, 2010 from $968.6 million for the year ended December 31, 2009.
Interest income on loans decreased $2.4 million, or 5.4%, to $42.3 million for the year ended December 31, 2010 from $44.7 million for the year ended December 31, 2009. The decrease resulted primarily from a decrease in the average balance of loans of $35.8 million, or 5.0%, to $686.3 million for the year ended December 31, 2010 from $722.1 million for the year ended December 31, 2009. In addition, the average yield on our loan portfolio decreased by two basis points to 6.17% for the year ended December 31, 2010 from 6.19% for the year ended December 31, 2009.
Interest income on investment securities increased $1.5 million, or 16.7%, to $10.5 million for the year ended December 31, 2010 from $9.0 million for the year ended December 31, 2009. The increase resulted primarily from a $116.2 million, or 57.4%, increase in the average balance of our securities portfolio to $318.6 million for the year ended December 31, 2010 from $202.4 million for the year ended December 31, 2009, due to increased purchases of securities, primarily U.S. government sponsored collateralized mortgage obligations. Partially offsetting the increase in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 113 basis points to 3.30% for the year ended December 31, 2010 from 4.43% for the year ended December 31, 2009.

Interest Expense. Interest expense decreased by $5.8 million, or 29.4%, to $13.9 million for the year ended December 31, 2010 from $19.7 million for the year ended December 31, 2009. The decrease resulted primarily from a $3.3 decrease in interest expense on deposits million and a $2.4 million decrease in interest expense on borrowed funds. The average rate we paid on deposits decreased 53 basis points to 1.31% for the year ended December 31, 2010 from 1.84% for the year ended December 31, 2009, as we were able to reprice our deposits lower as market interest rates declined. Partially offsetting the decrease in expense due to the decrease in the rates we paid on deposits was a $26.3 million, or 3.8%, increase in the average balance of interest-bearing deposits to $719.6 million for the year ended December 31, 2010 from $693.3 million for the year ended December 31, 2009. The increase in the average balance of our interest-bearing deposits was primarily due to an increase in the average balance of our interest-bearing core deposits (consisting of interest-bearing demand accounts, money market accounts, and savings accounts). Management believes that the increase in our core deposits resulted from increases in personal savings rates and many consumers continuing to invest in FDIC-insured deposits as the economy begins to recover from the recession.
Interest expense on certificates of deposit decreased $2.9 million, or 28.4%, to $7.3 million for the year ended December 31, 2010 from $10.2 million for the year ended December 31, 2009. The average rate paid on certificates of deposit decreased 85 basis points to 2.12% for the year ended December 31, 2010 from 2.97% for the year ended December 31, 2009, reflecting lower market interest rates. Partially offsetting the decrease in interest expense was a $2.1 million, or 0.6%, increase in the average balance of certificates of deposit to $344.7 million for the year ended December 31, 2010 from $342.6 million for the year ended December 31, 2009. Interest expense on our core deposits decreased $450,000, or 17.3%, to $2.1 million for the year ended December 31, 2010 from $2.6 million for the prior year, primarily due to a 17 basis point decrease in the average rate paid on core deposits reflecting lower market interest rates, partially offset by a $24.2 million increase in the average balance of core deposits.
Interest expense on borrowed funds decreased $2.4 million, or 34.8%, to $4.5 million for the year ended December 31, 2010 from $6.9 million for the prior year as the average balance of Federal Home Loan Bank advances were reduced. Partially offsetting the decrease in the average balances of borrowed funds was an increase in the average rate paid for borrowed funds of five basis points to 3.98% for the year ended December 31, 2010 from 3.93% for the year ended December 31, 2009, reflecting an increase in the borrowing rate of a repurchase agreement.
Net Interest Income. Net interest income increased by $4.9 million, or 14.4%, to $38.9 million for the year ended December 31, 2010 from $34.0 million for the year ended December 31, 2009. The increase in net interest income resulted from a 16 basis point improvement in our interest rate spread to 3.45% for the year ended December 31, 2010 from 3.29% for the year ended December 31, 2009. Our net interest margin increased 26 basis points to 3.77% for the year ended December 31, 2010 from 3.51% for the year ended December 31, 2009. The increase in our interest rate spread and net interest margin reflected the sloping yield curve as short-term market interest rates used to price our deposits have continued to decline in 2010, while we had significant growth in the average balance of our interest-earning assets, such as investment securities, which generally are priced based on medium and longer-term interest rates.
Provision for Loan Losses. We recorded a provision for loan losses of $6.7 million for the year ended December 31, 2010 compared to a provision for loan losses of $5.2 million for the year ended December 31, 2009. The increase in the provision is primarily due to a $3.7 million, or 9.2%, increase in loans classified as substandard, to $44.0 million at December 31, 2010 from $40.3 million at December 31, 2009, and a $1.0 million, or 19.2%, increase in net charge-offs to $6.1 million for the year ended December 31, 2010 from $5.1 for the year ended December 31, 2009. At December 31, 2010, we identified 167 impaired loans with balances totaling $33.3 million. Eight of these impaired loans with balances totaling $15.6 million had specific allowance for loan losses totaling $2.3 million. Included in the substandard loan total at December 31, 2009 were 146 impaired loans with balances totaling $18.4 million. Five of these impaired loans with balances totaling $6.6 million had a specific allowance for loan losses of $687,000. In addition, 22 loans with balances totaling $11.1 million were reclassified to other real estate owned during the year ended December 31, 2010. Net charge-offs as a percentage of average loans outstanding increased to 0.89% for the year ended December 31, 2010 from 0.71% for the year ended December 31, 2009. The allowance for loan losses to total loans receivable increased to 1.33% at December 31, 2010 from 1.18% at December 31, 2009.

Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either December 31, 2010 or December 31, 2009. At December 31, 2010, non-performing loans totaled $9.3 million, or 1.38% of total loans, compared to $8.3 million, or 1.17% of total loans, at December 31, 2009. The allowance for loan losses as a percentage of non-performing loans decreased to 96.55% at December 31, 2010 from 100.66% at December 31, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2010 and 2009.
Noninterest Income. Noninterest income decreased $2.8 million, or 17.0%, to $13.7 million for the year ended December 31, 2010 from $16.5 million for the year ended December 31, 2009. The decrease was primarily attributable to a $2.1 million decrease in net gains on the sales and calls of securities available for sale, consisting of mortgage-backed securities and agency bonds, a $426,000 decrease in service charges and other fees due to a significant decrease in insufficient funds and overdraft fees, and a $218,000 decrease in net gains on the sale of loans, primarily one- to four-family residential real estate loans.
Noninterest Expense. Noninterest expense increased $244,000, or 0.6%, to $44.0 million for the year ended December 31, 2010 from $43.8 million for the year ended December 31, 2009. The increase was primarily attributable to increases in real estate owned expense of $827,000, professional and outside services of $811,000, and marketing expense of $319,000, partially offset by decreases in the FDIC insurance assessment of $553,000, depreciation expense on furniture, software and equipment of $525,000, occupancy expense of $261,000 and service fees expense of $237,000. The increase in real estate owned expense was due primarily to increases in property tax, repairs and maintenance, and other expenses related to other real estate owed. The increase in professional and outside services can be primarily attributed to additional accounting, legal and consulting expenses to meet the reporting and compliance requirements of being a publicly traded company. The increase in marketing expense was due primarily to a debit card rewards program offered to customers. The decrease in the FDIC insurance assessment was primarily attributable to a $478,000 special assessment incurred in the prior year period and a decrease in the general assessment rate for the year ended December 31, 2010. The decrease in depreciation expense on furniture, software and equipment for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily attributable to assets fully depreciated at December 31, 2009. The decrease in occupancy expense was due primarily to a reduction in property tax after property values were reduced for certain administrative office and branch locations. The decrease in service fees expense was primarily due to our conversion to in-house item processing from outsourcing item processing in the prior year.
Income Tax Expense. Income tax expense was $285,000 for the year ended December 31, 2010 compared to $892,000 for the prior year. Our effective tax rate, including provisions for the Texas state margin tax was 14.7% for the year ended December 31, 2010 compared to 57.7% for the year ended December 31, 2009. The decrease in the effective tax rate is primarily attributable to a $1.1 million decrease in the Texas state margin tax, to a credit of $570,000 for 2010 from expense of $553,000 for 2009. A change in the application of the state tax law as it relates to the calculation of in-state taxable margin resulted in an overstatement of margin tax expense in the years ended December 31, 2007, 2008 and 2009.

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
Net Interest Income. Net interest income increased by $4.0 million, or 13.3%, to $34.0 million for the year ended December 31, 2009 from $30.0 million for the year ended December 31, 2008. The improvement in net interest income resulted from a 55 basis point improvement in our interest rate spread to 3.29% for the year ended December 31, 2009 from 2.74% for the year ended December 31, 2008. Our net interest margin increased 49 basis points to 3.51% for the year ended December 31, 2009 from 3.02% for the year ended December 31, 2008. The increase in our interest rate spread and net interest margin reflected the steepening yield curve as short-term market interest rates used to price our deposits continued to decline in 2009.
Provision for Loan Losses. We recorded a provision for loan losses of $5.2 million for the year ended December 31, 2009 compared to a provision for loan losses of $3.8 million for the year ended December 31, 2008. The primary reasons for the increase in the provision for loan losses were a $18.9 million increase in loans classified as substandard and a $2.2 million increase in net charge-offs to $5.1 million for the year ended December 31, 2009 from $2.9 million for the year ended December 31, 2008. Substandard loans increased to $40.3 million at December 31, 2009 from $21.4 million at December 31, 2008. Included in the December 31, 2009 substandard loan total were impaired loans totaling $18.4 million, with a specific allowance for loan losses of $687,000, while two loans with balances totaling $7.5 million and specific allowances of $683,000 were considered to be impaired at December 31, 2008. In addition, six loans with balances totaling $9.2 million were reclassified to other real estate owned during the year ended December 31, 2009. Net charge-offs increased to 0.71% of average loans outstanding for the year ended December 31, 2009 from 0.40% for the year ended December 31, 2008. The allowance for loan losses to total loans receivable increased to 1.18% at December 31, 2009 from 1.14% at December 31, 2008.
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
Noninterest Income. Noninterest income increased $194,000, or 1.2%, to $16.5 million for the year ended December 31, 2009 from $16.3 million for the year ended December 31, 2008. The increase was primarily attributable to a $2.4 million increase in net gains on the sale of securities available for sale, consisting of mortgage-backed securities, and an increase of $330,000 in net gains on the sale of loans, primarily one- to four-family residential real estate loans. These gains were offset in part by a decrease in service charges and other fees of $1.9 million due to a significant decrease in insufficient funds and overdraft fees income and a decline in other noninterest income due primarily to a $416,000 one-time payment from VISA in 2008. The one-time payment was related to VISA’s redemption of a portion of its Class B shares outstanding in connection with its initial public offering that occurred in March 2008.

Noninterest Expense. Noninterest expense increased $2.7 million, or 6.6%, to $43.8 million for the year ended December 31, 2009 from $41.1 million for the year ended December 31, 2008. The increase was primarily attributable to a $1.8 million increase in salaries and benefits expense, a $1.3 million increase in the FDIC insurance assessment, a $796,000 increase in software and equipment maintenance expense, partially offset by a $1.1 million decrease in professional and outside services expense and a $722,000 decrease in other operations expense. The increase in salaries and benefits was due primarily to the $1.3 million reversal in 2008 of a salary continuation plan liability for our former Chief Executive Officer which was recorded in 2006 and extinguished in 2008. The increase in the FDIC insurance assessment for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily a $478,000 special assessment and increases in the general assessment rate and deposits upon which the assessment is based. The increase in software and equipment maintenance expense related to expenditures incurred to enhance our network security. Professional and outside services expense decreased for the year ended December 31, 2009 compared to the prior year due primarily to $537,000 of previously capitalized initial public offering expenses relating to our terminated initial public offering in late 2007 which were charged to earnings during the year ended December 31, 2008. The decrease in other operations expense was due to higher expenses in the year ended December 31, 2008 due to $784,000 in costs related to the breach in our network security that occurred in early 2008, net of a $227,000 reimbursement received from our insurance carrier, partially offset by $335,000 of costs in 2009 resulting from the Heartland Payment Systems security breach. Heartland Payment Systems expenses consisted of fees imposed on us by VISA to process merchant reimbursements for our customers, the cost of reissuing debit cards to our customers and the expense of the insurance deductible.
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

Average Balances and Yields
The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the years indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2010			2009			2008
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$686,341	$42,330	6.17%	$722,143	$44,702	6.19%	$731,999	$45,111	6.16%
Taxable investment securities available for sale	315,551	10,398	3.30	197,331	8,737	4.43	242,551	12,061	4.97
Nontaxable investment securities available for sale	3,093	31	1.00 (1)	5,112	111	2.17 (1)	520	23	4.42 (1)
Cash and cash equivalents	23,220	66	0.28	37,581	66	0.18	9,359	199	2.13
Other	3,590	22	0.61	6,456	99	1.53	10,525	302	2.87

Total interest-earning assets	1,031,795	52,847	5.12	968,623	53,715	5.55	994,954	57,696	5.80
Noninterest-earning assets	85,850			78,690			79,384

Total assets	$1,117,645			$1,047,313			$1,074,338

Interest-bearing liabilities:
Interest-bearing demand	$74,069	$265	0.36%	$66,250	$268	0.40%	$62,176	$367	0.59%
Savings accounts	206,873	1,032	0.50	197,394	1,344	0.68	189,523	2,119	1.12
Money market accounts	93,952	836	0.89	87,032	970	1.11	77,971	1,608	2.06
Certificates of deposit	344,680	7,302	2.12	342,589	10,189	2.97	342,315	14,011	4.09

Total interest-bearing deposits	719,574	9,435	1.31	693,265	12,771	1.84	671,985	18,105	2.69
Federal Home Loan Bank advances	54,009	2,010	3.72	117,547	4,763	4.05	169,026	7,123	4.21
Other secured borrowings	58,195	2,458	4.22	58,000	2,140	3.69	64,497	2,449	3.80

Total interest-bearing liabilities	831,778	13,903	1.67	868,812	19,674	2.26	905,508	27,677	3.06
Noninterest-bearing liabilities(2)	94,002			87,115			79,449

Total liabilities	925,780			955,927			984,957
Equity	191,865			91,386			89,381

Total liabilities and equity	$1,117,645			$1,047,313			$1,074,338

Net interest income		$38,944			$34,041			$30,019

Interest rate spread (3)			3.45%			3.29%			2.74%
Net interest-earning assets (4)	$200,017			$99,811			$89,446

Net interest margin (5)			3.77%			3.51%			3.02%
Average interest-earning assets to interest-bearing liabilities	124.05%			111.49%			109.88%

(1)	The tax equivalent yield of nontaxable investment securities was 1.52%, 3.29%, and 6.70% for the years ended December 31, 2010, 2009, and 2008, respectively, assuming a marginal tax rate of 34%.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,			Years Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$(2,216)	$(156)	$(2,372)	$(607)	$198	$(409)
Taxable investment securities available for sale	5,234	(3,573)	1,661	(2,249)	(1,075)	(3,324)
Nontaxable investment securities available for sale	(44)	(36)	(80)	203	(115)	88
Cash and cash equivalents	(25)	25	—	600	(733)	(133)
Other	(44)	(33)	(77)	(116)	(87)	(203)

Total interest-earning assets	$2,905	$(3,773)	$(868)	$(2,169)	$(1,812)	$(3,981)

Interest-bearing liabilities:
Interest-bearing demand	$32	$(35)	$(3)	$24	$(123)	$(98)
Savings accounts	65	(377)	(312)	88	(863)	(775)
Money market accounts	77	(211)	(134)	187	(825)	(638)
Certificates of deposit	62	(2,949)	(2,887)	11	(3,833)	(3,822)

Total interest-bearing deposits	236	(3,572)	(3,336)	310	(5,644)	(5,334)
Federal Home Loan Bank advances	(2,575)	(178)	(2,753)	(2,169)	(191)	(2,360)
Other secured borrowings	7	311	318	(247)	(62)	(309)

Total interest-bearing liabilities	$(2,332)	$(3,439)	$(5,771)	$(2,106)	$(5,897)	$(8,003)

Change in net interest income	$5,237	$(334)	$4,903	$(63)	$4,085	$4,022

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% or greater. For the year ended December 31, 2010, our liquidity ratio averaged 30.0%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2010.

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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending, and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $24.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $317.8 million at December 31, 2010. On that date, we had $41.0 million in Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $394.9 million.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At December 31, 2010, we had $23.6 million in commitments to extend credit. In addition to commitments to originate loans, we had $20.1 million in undisbursed lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2010 totalled $194.1 million, or 24.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activity is originating loans. We originated $235.8 million, $282.9 million, and $288.9 million of loans during the years ended December 31, 2010, 2009, and 2008, respectively. In addition, we purchased $243.5 million, $106.1 million, and $73.6 million of securities during the years ended December 31, 2010, 2009, and 2008, respectively.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net decrease in total deposits of $108.8 million for the year ended December 31, 2010 and a net increase in total deposits of $170.1 million for the year ended December 31, 2009, primarily due to the effects of the initial public offering. We had a net increase in total deposits of $10.0 million for the year ended December 31, 2008. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $25.4 million and $103.5 million for the years ended December 31, 2010 and 2009, respectively, and increased $13.0 million for the year ended December 31, 2008. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase investment securities. At December 31, 2010, we had the ability to borrow up to $435.9 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $27.5 million in federal funds lines with other financial institutions at December 31, 2010. We also have a line of credit with the Federal Reserve Bank of Dallas which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At December 31, 2010, the borrowing limit for this line of credit was $174.0 million.

Banks and bank holding companies are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, OmniAmerican Bancorp, Inc. and OmniAmerican Bank exceeded all regulatory capital requirements. OmniAmerican Bancorp, Inc. believes that, as of December 31, 2010, its bank subsidiary, OmniAmerican Bank, is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 12 — Regulatory Matters of the notes to the consolidated financial statements included in this annual report.
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
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, and agreements with respect to borrowed funds and deposit liabilities.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
		More than	More than
	One year or	one year to	three years to	More than
	less	three years	five years	five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$19,000	$71,000	$9,000	$—	$99,000
Operating leases	456	937	787	1,210	3,390
Certificates of deposit	194,077	122,840	25,994	52	342,963

Total contractual obligations	$213,533	$194,777	$35,781	$1,262	$445,353

Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$3,528	$—	$—	$—	$3,528
Unused lines of credit (2)	—	—	—	—	20,104

Total loan commitments	$3,528	$—	$—	$—	$23,632

Total contractual obligations and loan commitments	$217,061	$194,777	$35,781	$1,262	$468,985

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

(2)	Since lines of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Recent Accounting Pronouncements
For discussion of Recent Accounting Pronouncements, see Note 1 — Summary of Significant Accounting and Reporting Policies — Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements under Item 8 of this report.
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
Management of Market Risk
General. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.
Our interest rate sensitivity is monitored through the use of a net interest income simulation model which generates estimates of the change in our net interest income over a range of interest rate scenarios. The model assumes loan prepayment rates, reinvestment rates, and deposit decay rates based on historical experience and current economic conditions.
We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
(i)	sell the long-term, fixed-rate one- to four-family residential real estate loans (terms greater than 15 years) that we originate into the secondary mortgage market;
(ii)	lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Dallas;
(iii)	invest in shorter- to medium-term securities;

(iv)	originate commercial business and consumer loans, which tend to have shorter terms and higher interest rates than residential real estate loans, and which generate customer relationships that can result in larger noninterest-bearing demand deposit accounts; and
(v)	maintain adequate levels of capital.
We have not engaged in hedging through the use of derivatives.
Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities, and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of December 31, 2010, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at December 31, 2010.

At December 31, 2010
				NPV as a Percentage of		Net Interest Income
Change in				Present Value of Assets(3)			Increase (Decrease) in
Interest Rates		Estimated Increase			Increase	Estimated	Estimated Net Interest
(basis points)	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
(Dollars in thousands)
+300	$166,054	$(38,469)	(18.81)%	15.15%	(254)	$36,888	$(2,570)	(6.51)%
+200	181,629	(22,894)	(11.19)%	16.24%	(145)	38,221	(1,237)	(3.13)%
+100	194,780	(9,743)	(4.76)%	17.11%	(58)	38,980	(478)	(1.21)%
0	204,523	—	—	17.69%	—	39,458	—	—
-100	213,176	8,653	4.23%	18.20%	51	37,746	(1,712)	(4.34)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. The Office of Thrift Supervision model illustrates the change in the economic value of our assets and liabilities at December 31, 2010 assuming an immediate change in interest rates. The table above indicates that at December 31, 2010, under the Office of Thrift Supervision model, in the event of a 200 basis point increase in interest rates, we would experience an 11.19% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 4.23% increase in net portfolio value.

Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates. As of December 31, 2010, using our internal interest rate risk model, we estimated that our net interest income for the year ended December 31, 2010 would decrease by 3.13% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 4.34% in the event of an instantaneous 100 basis point decrease in market interest rates.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
OMNIAMERICAN BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Audit Committee
OmniAmerican Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of OmniAmerican Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniAmerican Bancorp, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OmniAmerican Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of OmniAmerican Bancorp, Inc. and Subsidiary’s internal control over financial reporting.
/s/ McGladrey & Pullen, LLP
Dallas, Texas
March 10, 2011

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands)

	December 31,
	2010	2009

ASSETS

Cash and due from financial institutions	$12,842	$14,729
Short-term interest-earning deposits in other financial institutions	11,755	125,415

Total cash and cash equivalents	24,597	140,144

Investments:
Securities available for sale (Amortized cost of $316,056 on December 31, 2010 and $207,338 on December 31, 2009)	317,806	210,421
Other	3,060	3,850
Loans held for sale	861	241

Loans, net of deferred fees and discounts	669,357	706,455
Less allowance for loan losses	(8,932)	(8,328)

Loans, net	660,425	698,127
Premises and equipment, net	47,665	50,951
Bank-owned life insurance	20,078	—
Other real estate owned	14,793	6,762
Mortgage servicing rights	1,242	1,168
Deferred tax asset, net	6,935	7,514
Accrued interest receivable	3,469	3,523
Other assets	7,488	11,226

Total assets	$1,108,419	$1,133,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$74,583	$75,628
Interest-bearing	726,575	834,338

Total deposits	801,158	909,966

Federal Home Loan Bank advances	41,000	66,400
Other secured borrowings	58,000	58,000
Accrued expenses and other liabilities	9,634	8,405

Total liabilities	909,792	1,042,771

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000 shares authorized; 11,902,500 shares issued and outstanding at December 31, 2010	119	—
Additional paid-in capital	115,470	—
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 914,112 shares at December 31, 2010	(9,141)	—
Retained earnings	92,212	90,555
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	1,155	2,035
Unrealized loss on pension plan, net of income taxes	(1,188)	(1,434)

Total accumulated other comprehensive (loss) income	(33)	601

Total stockholders’ equity	198,627	91,156

Total liabilities and stockholders’ equity	$1,108,419	$1,133,927

See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(In thousands)

	Year Ended December 31,
	2010		2009	2008

Interest income:
Loans, including fees	$42,330		$44,702	$45,111
Securities — taxable	10,486		8,902	12,536
Securities — nontaxable	31		111	49

Total interest income	52,847		53,715	57,696

Interest expense:
Deposits	9,435		12,771	18,105
Borrowed funds	4,468		6,903	9,572

Total interest expense	13,903		19,674	27,677

Net interest income	38,944		34,041	30,019

Provision for loan losses	6,700		5,200	3,825

Net interest income after provision for loan losses	32,244		28,841	26,194

Noninterest income:
Service charges and other fees	10,309		10,735	12,650
Net gains on sales and calls of securities available for sale	464		2,516	121
Net gains on sales of loans	1,309		1,527	1,197
Net losses on sales of repossessed assets	(90)		(74)	(22)
Net gains on sales of fixed assets	5		5	7
Commissions	631		781	1,166
Increase in cash surrender value of bank-owned life insurance	78		—	—
Other income	993		973	1,150

Total noninterest income	13,699		16,463	16,269

Noninterest expense:
Salaries and benefits	21,058		21,051	19,261
Software and equipment maintenance	2,888		2,979	2,183
Depreciation of furniture, software and equipment	3,159		3,684	3,515
FDIC insurance	1,585		2,138	822
Real estate owned expense	1,039		212	—
Service fees	665		902	898
Communications costs	832		962	985
Other operations expense	3,803		3,587	4,309
Occupancy	3,806		4,067	4,104
Professional and outside services	4,015		3,204	4,281
Loan servicing	290		429	276
Marketing	861		542	443

Total noninterest expense	44,001		43,757	41,077

Income before income tax expense	1,942		1,547	1,386
Income tax expense	285		892	742

Net income	$1,657		$655	$644

Earnings per share:
Basic	$0.14	(1)	N/A	N/A
Diluted	$0.14	(1)	N/A	N/A

(1)	Calculated from the effective date of January 20, 2010 (the closing date of the offering)
See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)

					Accumulated
		Additional	Unallocated		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity

Balances at January 1, 2008	$—	$—	$—	$89,256	$(534)	$88,722

Comprehensive income:
Net income				644	—	644
Change in fair value of securities available for sale, net of reclassification to earnings of $(121) and income tax effect of $(365)				—	708	708
Change in unrealized loss on pension plan, net of income tax effect of $384				—	(745)	(745)

Total comprehensive income						607

Balances at December 31, 2008	—	—	—	89,900	(571)	89,329

Comprehensive income:
Net income				655	—	655
Change in fair value of securities available for sale, net of reclassification to earnings of $(2,516) and income tax effect of $(350)				—	678	678
Change in unrealized loss on pension plan, net of income tax effect of $(254)				—	494	494

Total comprehensive income						1,827

Balances at December 31, 2009	—	—	—	90,555	601	91,156

Issuance of 11,902,500 shares of common stock, net of offering costs	119	115,407	(9,522)			106,004
ESOP shares allocated		63	381			444
Comprehensive income:
Net income				1,657	—	1,657
Change in fair value of securities available for sale, net of reclassification to earnings of $(464) and income tax effect of $453				—	(880)	(880)
Change in unrealized loss on pension plan, net of income tax effect of $(126)				—	246	246

Total comprehensive income						1,023

Balances at December 31, 2010	$119	$115,470	$(9,141)	$92,212	$(33)	$198,627

See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$1,657	$655	$644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,813	5,313	5,079
Provision for loan losses	6,700	5,200	3,825
Amortization of net premium on investments	4,948	719	448
Amortization of mortgage servicing rights	393	370	34
Deferred tax provision	906	288	333
Net gain on sale of securities available for sale	(464)	(2,516)	(121)
Net gain on sales of loans	(1,309)	(1,540)	(1,175)
Net gain on disposition of premises and equipment	(5)	(5)	(7)
Proceeds from sales of loans held for sale	13,836	13,608	7,288
Loans originated for sale	(14,456)	(13,689)	(7,195)
Net loss on write-down of other real estate owned	128	212	—
Net loss (gain) on sale of other real estate owned	90	86	(3)
Increase in cash surrender value of bank-owned life insurance	(78)	—	—
Federal Home Loan Bank stock dividends	(15)	(19)	(220)
ESOP compensation expense	444	—	—
Changes in operating assets and liabilities:
Accrued interest receivable	54	398	(38)
Other assets	3,285	(9,335)	(887)
Accrued interest payable and other liabilities	1,601	(1,022)	829

Net cash provided by (used in) operating activities	22,528	(1,277)	8,834

Cash flows from investing activities:
Securities available for sale:
Purchases	(243,468)	(106,123)	(73,612)
Proceeds from sales	20,109	62,330	40,809
Proceeds from maturities, calls and principal repayments	110,157	66,501	47,830
Purchase of bank owned life insurance	(20,000)	—	—
Purchases of other investments	(122)	(10)	(1,518)
Redemptions of other investments	927	6,193	1,789
Purchases of loans held for investment	(4,508)	(21,460)	(78,044)
Net (increase) decrease in loans held for investment	(18,596)	(45,614)	1,003
Proceeds from sales of loans held for investment	44,343	71,906	65,547
Purchases of premises and equipment	(1,528)	(2,095)	(6,123)
Proceeds from sales of premises and equipment	6	12	61
Proceeds from sales of other real estate owned	2,809	2,583	171

Net cash (used in) provided by investing activities	(109,871)	34,223	(2,087)

Cash flows from financing activities:
Net (decrease) increase in deposits	(108,808)	170,120	9,951
Net (decrease) increase in Federal Home Loan Bank advances	(25,400)	(103,500)	13,000
Net decrease in other secured borrowings	—	(664)	(7,492)
Proceeds from issuance of common stock	106,004	—	—

Net cash (used in) provided by financing activities	(28,204)	65,956	15,459

Net (decrease) increase in cash and cash equivalents	(115,547)	98,902	22,206
Cash and cash equivalents, beginning of year	140,144	41,242	19,036

Cash and cash equivalents, end of year	$24,597	$140,144	$41,242

Supplemental cash flow information:
Interest paid	$13,825	$20,662	$27,672
Income taxes (refunded) paid	$(126)	$354	$193
Non-cash transactions:
Loans transferred to other real estate owned	$11,072	$9,155	$168
Loans transferred to foreclosed assets	$3,421	$4,699	$1,682

See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Dollars in thousands)
NOTE 1 — Summary of Significant Accounting and Reporting Policies
Nature of Operations and Basis of Presentation
The consolidated financial statements include the accounts of OmniAmerican Bancorp, Inc. and its wholly-owned subsidiary, OmniAmerican Bank, together referred to as “OmniAmerican” or the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.
OmniAmerican Bancorp, Inc., a Maryland corporation, owns all of the outstanding shares of OmniAmerican Bank (the “Bank”). The Bank is a federally-chartered savings bank headquartered in Fort Worth, Texas that provides a variety of banking and financial services to individuals and business customers. The Bank’s operations are conducted primarily through its executive office and 15 branches located in the Dallas/Fort Worth Metroplex and Hood County.
Certain prior year amounts have been reclassified in order to conform to current year presentation. Such reclassifications had no affect on net income or equity.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The allowance for loan losses, realization of deferred tax assets, and fair values of financial instruments are particularly subject to change.
Segment Reporting
Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assess performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. The Company’s chief operating decision-maker uses consolidated results to make operating and strategic decisions. Therefore, the Company is considered to have one operating segment.
Cash and Cash Equivalents and Concentrations
Cash and cash equivalents consist of cash on hand, amounts due from banks, and investments with maturities of three months or less at date of purchase. Net cash flows are reported for loan and deposit transactions.
The Company maintains funds on deposit at correspondent banks which at times exceed the federally insured limits. The Company’s management monitors the balance in these accounts and periodically assesses the financial condition of correspondent banks.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Investment Securities
Investments that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available for sale and are carried at fair value. Unrealized gains and losses on investments classified as available for sale have been accounted for as accumulated other comprehensive income (loss).
Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity. For debt securities the Company intends to sell prior to recovery or for which it is more likely than not that the Company will have to sell prior to recovery, impairment losses are considered other-than-temporary and the entire difference between the security’s cost and its fair value is recorded in earnings. For debt securities the Company does not intend to sell or for which it is more likely than not that the Company will not have to sell prior to recovery, the Company recognizes a credit loss component of an other-than-temporary impairment in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment is determined based upon the Company’s estimate of the present value of the cash flows expected to be collected.
The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB in an amount between 0.05% and 0.30% of its assets plus between 3.50% and 5.00% of advances outstanding. No ready market exists for the FHLB stock and it has no quoted market value; however, the stock is redeemable upon proper notice given to the FHLB. The investment in FHLB stock is carried at cost and dividends are recorded as income when received. FHLB stock is included in other investments in the consolidated balance sheets.
Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. These loans are normally sold with servicing released. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Sales in the secondary market are recognized when full acceptance and funding has been received. Gains and losses on sales of loans are recorded as the difference between the sales price and the carrying value of the loan sold.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately review individual consumer and residential real estate loans for impairment, unless such loans are the subject of a restructuring agreement.
Income Recognition on Impaired and Non-accrual Loans
The accrual of interest on loans, including impaired loans, is discontinued when management believes that the borrower’s financial condition is such that collection of interest is doubtful. The Company’s policy is generally to discontinue accrual of interest when the loan becomes 90 days delinquent. Delinquency status is based on contractual terms of the loan. All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. Cash payments received on loans on non-accrual status reduce the principal of the loans.
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
The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is primarily based on the historical loss experience adjusted for relevant qualitative factors.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
The allowance for loan losses includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses in presented in Note 5 — Loans and Allowance for Loan Losses.
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
Bank-Owned Life Insurance
The Company has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the net cash surrender value of the policies, as well as insurance proceeds received are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.
Other Real Estate Owned and Foreclosed Assets
Other real estate owned is recorded at fair value less the estimated costs to sell the property at the date of transfer to other real estate owned. The fair value of other real estate is determined through independent third-party appraisals. At the time a loan is transferred to other real estate owned, any carrying amount in excess of the fair value less estimated costs to sell the property is charged off to the allowance for loan losses. Subsequently, should the fair value of an asset, less the estimated costs to sell, decline to less than the carrying amount of the asset, the deficiency is recognized in the period in which it becomes known and is included in noninterest expense. Net operating expenses of properties are also included in noninterest expense. Gains and losses realized from sales of other real estate owned are recorded in noninterest income.
Other foreclosed assets are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets. Revenues and expenses from operations and changes in the valuation allowance are included in noninterest expense.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Mortgage Servicing Rights
Mortgage servicing rights are initially recorded at cost when acquired through the sale of loans with servicing rights retained and are amortized to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of mortgage servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.
The estimated fair value is evaluated at least annually by a third party firm for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the mortgage servicing rights portfolio. The Company’s methodology for estimating the fair value of mortgage servicing rights is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the fair value. Thus, any measurement of mortgage servicing rights’ fair value is limited by the conditions existing and assumptions as of the date made. Those assumptions may not be appropriate if they are applied at different times.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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
The Company evaluates uncertain tax positions at the end of each reporting period. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from any such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2010 and 2009, after evaluating all uncertain tax positions, the Company has recorded no liability for unrecognized tax benefits at the end of the reporting period. The Company would recognize any interest accrued on unrecognized tax benefits as other interest expense and penalties as other noninterest expense, if any. During the years ended December 31, 2010, 2009, and 2008, the Company recognized no interest expense or penalties related to uncertain tax positions.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
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
Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and the defined benefit pension plan, are reported as a separate component of the stockholders’ equity section of the balance sheet.
Restrictions on Cash
Cash on hand or on deposit with the Federal Reserve Bank of $10,674 and $9,628 was required to meet regulatory reserve and clearing requirements at December 31, 2010 and 2009, respectively.
Advertising Costs
Advertising costs are charged to earnings as incurred. Advertising costs of $719, $368, and $261 were charged to earnings during the years ended December 31, 2010, 2009, and 2008, respectively.
Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for unallocated ESOP shares. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards, if any.
Employee Stock Ownership Plan (ESOP)
Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity in the consolidated balance sheets. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, which was codified as ASC Topic 820, “Fair Value Measurements and Disclosures.” The guidance requires companies to disclose transfers in and out of levels 1 and 2, and to expand the reconciliation of level 3 fair value measurements by presenting separately information about purchases, sales, issuances and settlements. The updated guidance also clarifies existing disclosure requirements on the level of disaggregation (provide fair value measurement disclosures for each class of assets and liabilities) and inputs and valuation techniques (disclose for fair value measurements that fall in either level 2 or level 3). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation of level 3 fair value measurements. Those disclosures are effective for periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 requires that additional information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the non-accrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU No. 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The additional disclosures required under this ASU have been included in Note 5 — Loans and Allowance for Loan Losses.
In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which became effective upon issuance. This guidance delays the effective date of the disclosures about troubled debt restructurings required in ASU No. 2010-20 for public entities. The adoption of this guidance did not have a material impact on the Company’s financial statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
NOTE 2 — Plan of Conversion and Reorganization
On June 23, 2009, the Board of Directors of OmniAmerican Bank (the “Bank”) adopted a Plan of Conversion (the “Plan”) whereby the Bank would convert from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Plan provided for the formation of a holding company, OmniAmerican Bancorp, Inc., that would sell shares of common stock to the public and would own 100% of the common stock of the Bank. OmniAmerican Bancorp, Inc. registered for offer and sale 11,902,500 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The shares of common stock were offered to eligible account holders, depositors as of March 31, 2008, of OmniAmerican Bank and tax-qualified employee benefit plans sponsored by the Bank. On November 12, 2009, the registration statement was declared effective by the Securities and Exchange Commission and the Plan was approved by the Office of Thrift Supervision. The Bank’s members approved the Plan on January 15, 2010.
The public stock offering closed on January 20, 2010 and the common stock began trading on the NASDAQ Global Market on January 21, 2010 under the symbol “OABC.”
The stock offering resulted in gross proceeds of $119,025 through the sale of 11,902,500 shares at $10.00 per share. Expenses related to the offering were $3,499. OmniAmerican Bancorp, Inc. received net proceeds from the initial public offering of $115,526 and loaned $9,522 to OmniAmerican Bank’s Employee Stock Ownership Plan to enable it to purchase 952,200 shares of common stock in the offering. The remaining net proceeds were $106,004, of which $86,645 was contributed to OmniAmerican Bank and the remainder was retained by OmniAmerican Bancorp, Inc. to be utilized for general corporate purposes.
NOTE 3 — Concentration of Funds
The Company had the following balances on deposit at another financial institution at the dates indicated:

	December 31,
	2010	2009

The Independent Bankers Bank	$10,179	$124,041

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
NOTE 4 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2010
U. S. government sponsored mortgage-backed securities	$150,678	$4,614	$(678)	$154,614
U. S. government sponsored collateralized mortgage obligations	149,336	1,914	(458)	150,792
Private-label collateralized mortgage obligations (residential)	3,349	47	—	3,396
Trust preferred securities	7,693	—	(3,773)	3,920
Other equity securities	5,000	84	—	5,084

Total investment securities available for sale	$316,056	$6,659	$(4,909)	$317,806

December 31, 2009
U. S. government sponsored mortgage-backed securities	$130,090	$5,000	$(123)	$134,967
U. S. government sponsored collateralized mortgage obligations	54,378	999	(229)	55,148
Private-label collateralized mortgage obligations (residential)	5,513	—	(438)	5,075
Trust preferred securities	7,762	—	(2,158)	5,604
Municipal obligations	4,595	—	—	4,595
Other equity securities	5,000	32	—	5,032

Total investment securities available for sale	$207,338	$6,031	$(2,948)	$210,421

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Investment securities available for sale with gross unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
U. S. government sponsored mortgage-backed securities	$40,582	$(678)	$—	$—	$40,582	$(678)
U. S. government sponsored collateralized mortgage obligations	36,704	(458)	—	—	36,704	(458)
Trust preferred securities	—	—	3,920	(3,773)	3,920	(3,773)

	$77,286	$(1,136)	$3,920	$(3,773)	$81,206	$(4,909)

December 31, 2009
U. S. government sponsored mortgage-backed securities	$11,680	$(123)	$—	$—	$11,680	$(123)
U. S. government sponsored collateralized mortgage obligations	11,090	(229)	—	—	11,090	(229)
Private-label collateralized mortgage obligations (residential)	1,380	(2)	3,695	(436)	5,075	(438)
Trust preferred securities	—	—	5,604	(2,158)	5,604	(2,158)

	$24,150	$(354)	$9,299	$(2,594)	$33,449	$(2,948)

At December 31, 2010, the Company owned 238 investments of which 39 had unrealized losses. At December 31, 2009, the Company owned 168 investments of which 15 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on December 31, 2010 and 2009, and are subject to change daily as interest rates fluctuate.
Included in the investment securities available for sale are trust preferred securities with amortized costs of $7,693 and unrealized losses of $3,773 at December 31, 2010. The Company owns the highly-collateralized senior tranches of the trust preferred securities. The market for these securities is not active and markets for similar securities are also not active. The fair value of these securities was determined using a discounted cash flow model that incorporates assumptions regarding defaults on the underlying collateral.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
The following table provides additional information related to our trust preferred securities as of December 31, 2010:

	PreTSL XXVI	PreTSL XXVIII
Class	A-2	A-1
Amortized cost	$3,632	$4,061
Fair value	2,466	1,454
Unrealized loss	(1,166)	(2,607)
Rating (S&P/Moody’s)	CCC/Baa3	CCC-/B1
Duration	16.34	19.00
Deferrals and defaults as a percentage of collateral	30.2%	20.5%
Based on a stress analysis performed as of December 31, 2010 of the senior tranches of the trust preferred securities we own, we concluded that these investments were not other than temporarily impaired. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized
	Cost	Fair Value

Due from one to five years	$3,552	$3,643
Due from five to ten years	52,256	55,157
Due after ten years	255,248	253,922
Equity securities	5,000	5,084

Total	$316,056	$317,806

Investment securities with an amortized cost of $242,514 and $130,374 at December 31, 2010 and 2009, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with fair value of $66,207 and $67,291 at December 31, 2010 and 2009, respectively, were pledged to secure other borrowings.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Sales activity of securities available for sale for the years ended December 31, 2010, 2009, and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008

Proceeds from sales of investment securities	$20,109	$62,330	$40,809
Gross gains from sales of investment securities	450	2,516	121
Gross losses from sales of investment securities	—	—	—
Proceeds from calls of investment securities	24,563	—	—
Gross gains from calls of investment securities	14	—	—
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.
Other investments consisted of the following at the dates indicated:

	December 31,
	2010	2009

Federal Home Loan Bank of Dallas stock	$2,913	$3,825
Valesco Commerce SBIC Investment Fund	122	—
Community Development Investment	25	25

	$3,060	$3,850

The Company views its investment in the stock of the FHLB of Dallas as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s views on the FHLB of Dallas’ long term performance, which includes factors such as its operating performance, the severity and duration of declines of the market value of its net assets relative to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislative and regulation changes on the FHLB of Dallas and accordingly, on the members of the FHLB of Dallas, and its liquidity and funding position. The Company does not believe that its investment in the FHLB of Dallas was impaired at December 31, 2010 or 2009.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
NOTE 5 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	December 31,
	2010	2009

Residential Real Estate Loans:
One- to four-family	$271,792	$257,265
Home equity	26,670	28,526

Total residential real estate loans	298,462	285,791

Commercial Loans
Commercial real estate	87,887	100,985
Real estate construction	34,502	36,843
Commercial business	48,733	59,325

Total commercial loans	171,122	197,153

Consumer Loans:
Automobile, indirect	156,708	176,775
Automobile, direct	24,523	28,722
Unsecured	13,416	14,323
Other	5,287	5,001

Total consumer loans	199,934	224,821

Total loans	669,518	707,765

Less:
Deferred fees and discounts	(161)	(1,310)
Allowance for loan losses	(8,932)	(8,328)

Total loans receivable, net	$660,425	$698,127

A large percentage of the Company’s customers work or reside in Tarrant or Dallas County, and in the surrounding areas. Although the Company has a diversified loan portfolio, borrowers’ ability to repay loans may be affected by the economic climate of the overall geographic region in which borrowers reside.
In 2008, the Bank began purchasing one- to four-family residential loans at a discounted price to the principal balance of the mortgage loans. These loans did not exhibit evidence of credit deterioration at the time of purchase. The discount on the purchased loans is accreted to interest income using the effective interest method for fixed rate loans and using the straight-line method for adjustable rate loans. As of December 31, 2010, the total outstanding loan balance of all purchased one- to four-family residential loans was $23,878, while the carrying value, net of purchase discounts was $20,354. As of December 31, 2009, the total outstanding loan balance of all purchased one- to four-family residential loans was $30,253, while the carrying value, net of purchase discounts, was $25,494.
In 2009, the Company established a line of credit with the Federal Reserve Bank. As of December 31, 2010, $24,092 of commercial loans and $149,888 of consumer loans were pledged as collateral for this line of credit.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
The following table presents loans identified as impaired by class of loans as of December 31, 2010 and 2009:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

December 31, 2010
With no related allowance recorded:
One- to four-family	$5,045	$5,045	$—	$4,732	$276
Home equity	210	210	—	222	13
Commercial real estate	9,241	9,241	—	10,441	141
Real estate construction	1,126	1,126	—	590	36
Commercial business	1,296	1,296	—	1,372	77
Automobile, indirect	628	628	—	748	46
Automobile, direct	123	123	—	180	18
Unsecured	6	6	—	6	1
Other consumer	1	1	—	1	—

Impaired loans with no related allowance recorded	17,676	17,676	—	18,292	608

With an allowance recorded:
One- to four-family	$3,272	$3,272	$131	$3,306	$85
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	10,352	10,352	701	1,546	24
Commercial business	2,025	2,025	1,477	978	46
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other consumer	—	—	—	—	—

Impaired loans with an allowance recorded	15,649	15,649	2,309	5,830	155

Total	$33,325	$33,325	$2,309	$24,122	$763

December 31, 2009
With no related allowance recorded:
One- to four-family	$3,421	$3,421	$—	$1,670	$50
Home equity	124	124	—	110	7
Commercial real estate	7,199	7,199	—	3,340	32
Real estate construction	—	—	—	421	—
Commercial business	153	153	—	99	1
Automobile, indirect	711	711	—	852	61
Automobile, direct	227	227	—	187	15
Unsecured	7	7	—	3	—
Other consumer	—	—	—	—	—

Impaired loans with no related allowance recorded	11,842	11,842	—	6,682	166

With an allowance recorded:
One- to four-family	$3,351	$3,351	$131	$839	$10
Home equity	—	—	—	—	—
Commercial real estate	2,220	2,220	377	1,480	50
Real estate construction	749	749	77	187	6
Commercial business	240	240	102	50	2
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other consumer	—	—	—	—	—

Impaired loans with an allowance recorded	6,560	6,560	687	2,556	68

Total	$18,402	$18,402	$687	$9,238	$234

As of December 31, 2010 and 2009, no additional funds were committed to be advanced in connection with impaired loans.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Included in impaired loans as of December 31, 2010 and 2009 were troubled debt restructured loans of $19,496 and $18,403, respectively.
The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Residential Real Estate Loans:
One- to four-family	$2,294	$1,640
Home equity	230	94
Commercial Loans
Commercial real estate	5,587	6,304
Real estate construction	—	—
Commercial business	1,051	—
Consumer Loans:
Automobile, indirect	78	195
Automobile, direct	11	30
Unsecured	—	4
Other	—	6

Total	$9,251	$8,273

There were no loans greater than 90 days past due that continued to accrue interest at December 31, 2010 or 2009.
The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 and 2009 by class of loans:

			Greater
	30-59	60-89	than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
At December 31, 2010
Residential real estate loans:
One- to four-family	$2,499	$—	$2,294	$4,793	$266,999	$271,792
Home equity	46	—	230	276	26,394	26,670
Commercial loans:
Commercial real estate	4,105	149	1,568	5,822	82,065	87,887
Real estate construction	—	—	—	—	34,502	34,502
Commercial business	—	359	—	359	48,374	48,733
Consumer loans:
Automobile, indirect	1,434	204	78	1,716	154,992	156,708
Automobile, direct	45	9	11	65	24,458	24,523
Unsecured	96	40	—	136	13,280	13,416
Other	78	—	—	78	5,209	5,287

Total loans	$8,303	$761	$4,181	$13,245	$656,273	$669,518

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)

			Greater
	30-59	60-89	than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
At December 31, 2009
Residential real estate loans:
One- to four-family	$7,757	$53	$1,640	$9,450	$247,815	$257,265
Home equity	240	73	94	407	28,119	28,526
Commercial loans:
Commercial real estate	63	—	103	166	100,819	100,985
Real estate construction	414	—	—	414	36,429	36,843
Commercial business	—	—	—	—	59,325	59,325
Consumer loans:
Automobile, indirect	1,610	245	195	2,050	174,725	176,775
Automobile, direct	188	6	30	224	28,498	28,722
Unsecured	50	61	—	111	14,212	14,323
Other	1	—	9	10	4,991	5,001

Total loans	$10,323	$438	$2,071	$12,832	$694,933	$707,765

Our methodology for evaluating the adequacy of the allowance for loan losses consists of:
•	a specific loss component which is the allowance for impaired loans as required by ASC 310-10, “Receivables,” and
•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss in accordance with ASC 450-10, “Contingencies.”
The specific component of the allowance for loan losses relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for non-homogenous loans, including one- to four-family residential real estate loans with balances in excess of $1,000, commercial real estate, real estate construction, and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, consumer and one- to four-family residential real estate loans with balances less than $1,000 are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
The general component of the allowance for loan losses covers unimpaired loans and is based on the historical loss experience adjusted for other qualitative factors. The loan portfolio is stratified into homogeneous groups of loans that possess similar loss potential characteristics and an appropriate loss ratio adjusted for other qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The other qualitative factors considered by management include, but are not limited to, the following:
•	changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;
•	changes in national and local economic and business conditions and developments, including the condition of various market segments;
•	changes in the nature and volume of the loan portfolio;
•	changes in the experience, ability, and depth of knowledge of the management of the lending staff;
•	changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings, and other loan modifications;
•	changes in the quality of our loan review system and the degree of oversight by the board of directors;
•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our current portfolio.
Consumer loans generally have greater risk of loss or default than one- to four-family residential real estate loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles, or loans that are unsecured. In these cases, a risk exists that the collateral, if any, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the ability to recover on consumer loans.
Commercial real estate loans generally have greater credit risks compared to one- to four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.
Commercial business loans involve a greater risk of default than residential real estate loans of like duration since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than one- to four-family residential real estate loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Real estate construction loans generally have greater credit risk than traditional one- to four-family residential real estate loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event a loan is made on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Real estate construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.
When establishing the allowance for loan losses, management categorizes loans into risk categories based on the class of loans: residential real estate, commercial, or consumer, and relevant information about the ability of the borrowers to repay the loans such as: the current economic conditions, historical payment experience, the nature and volume of the loan portfolio, the financial strength of the borrower and the estimated value of any underlying collateral, among other factors. Management classifies the loans individually analyzed for impairment as to credit risk. This analysis includes residential real estate loans with an outstanding balance in excess of $1,000 and non-homogeneous loans, such as commercial real estate, real estate construction, and commercial business loans. The following definitions for the credit risk ratings are used for such loans:
Special mention. Special mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the institution to sufficient risk to warrant adverse classification.
Substandard. Substandard loans have well defined weaknesses where a payment default and/or a loss is possible, but not yet probable. Loans so classified are inadequately protected by the current net worth and repayment capacity of the obligor or of the collateral pledged, if any. If deficiencies are not corrected quickly, there is a possibility of loss.
Doubtful. Doubtful loans have the weaknesses and characteristics of Substandard loans, but the available information suggests that collection or liquidation in its entirety, on the basis of currently existing facts, conditions and values, is highly improbable. The possibility of a loss is exceptionally high, but certain identifiable contingencies could possibly arise (proposed merger, acquisition, capital injection, refinancing plans, and pledging of additional collateral) that may strengthen the loan, such that it is reasonable to defer its classification as a loss until a more exact status is determined.
Loans not meeting the criteria described above that are analyzed individually for impairment are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of December 31, 2010 and 2009:

			Real Estate		Commercial
	Commercial Real Estate		Construction		Business		One-to Four-Family		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Pass	$67,237	$73,668	$23,024	$21,009	$35,848	$53,904	$24,282	$19,699	$150,391	$168,280
Special Mention	4,940	6,551	—	14,349	4,377	4,888	—	—	9,317	25,788
Substandard	15,710	20,766	11,478	1,485	8,508	478	3,272	3,351	38,968	26,080
Doubtful	—	—	—	—	—	55	—	—	—	55

	$87,887	$100,985	$34,502	$36,843	$48,733	$59,325	$27,554	$23,050	$198,676	$220,203

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
The Company classifies residential real estate loans that are not analyzed individually for impairment (less than $1,000) as prime or subprime. The Company defines a subprime residential real estate loan as any loan to a borrower who has no credit score or a credit score of less than 661 along with at least one of the following at the time of funding:
•	Two or more 30 day delinquencies in the past 12 months
•	1 or more 60 day delinquencies in the past 24 months
•	Bankruptcy filing within the past 60 months
•	Judgment or unpaid charge-off of $0.5 or more in the last 24 months
•	Foreclosure or repossession in the past 24 months
All other residential real estate loans not individually analyzed for impairment are classified as prime.
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of December 31, 2010 and 2009:

	One-to Four-Family		Home Equity		Total
	2010	2009	2010	2009	2010	2009

Prime	$206,277	$217,164	$25,879	$27,720	$232,156	$244,884
Subprime	37,961	17,051	791	806	38,752	17,857

	$244,238	$234,215	$26,670	$28,526	$270,908	$262,741

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a sub-prime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of December 31, 2010 and 2009:

		Automobile, indirect		Automobile, direct		Unsecured		Other		Total
Risk Tier	Credit Score	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

A	720+	$81,868	$117,993	$18,853	$22,057	$10,233	$10,480	$4,510	$4,193	$115,464	$154,723
B	690–719	39,006	35,799	2,557	3,007	1,638	1,900	363	283	43,564	40,989
C	660–689	23,762	14,440	1,646	1,777	1,103	1,268	272	343	26,783	17,828
D	659 and under	12,072	8,543	1,467	1,881	442	675	142	182	14,123	11,281

		$156,708	$176,775	$24,523	$28,722	$13,416	$14,323	$5,287	$5,001	$199,934	$224,821

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of and for the years ended December 31, 2010 and 2009:

	Residential
	Real Estate	Commercial	Consumer	Total
2010
Allowance for loan losses:
Beginning balance	$1,477	$4,000	$2,851	$8,328
Charge-offs	(386)	(3,894)	(2,186)	(6,466)
Recoveries	3	30	337	370
Provisions	271	4,765	1,664	6,700

Ending balance	$1,365	$4,901	$2,666	$8,932

Ending balance attributable to loans:
Individually evaluated for impairment	$131	$2,178	$—	$2,309
Collectively evaluated for impairment	1,234	2,723	2,666	6,623

Total ending balance	$1,365	$4,901	$2,666	$8,932

Loans:
Ending balance attributable to loans:
Individually evaluated for impairment	$8,527	$24,040	$758	$33,325
Collectively evaluated for impairment	289,935	147,082	199,176	636,193

Total ending balance	$298,462	$171,122	$199,934	$669,518

2009
Allowance for loan losses:
Beginning balance	$1,092	$4,608	$2,570	$8,270
Charge-offs	(183)	(2,120)	(3,329)	(5,632)
Recoveries	2	2	486	490
Provisions	566	1,510	3,124	5,200

Ending balance	$1,477	$4,000	$2,851	$8,328

Ending balance attributable to loans:
Individually evaluated for impairment	$131	$556	$—	$687
Collectively evaluated for impairment	1,346	3,444	2,851	7,641

Total ending balance	$1,477	$4,000	$2,851	$8,328

Loans:
Ending balance attributable to loans:
Individually evaluated for impairment	$6,896	$10,561	$945	$18,402
Collectively evaluated for impairment	278,895	186,592	223,876	689,363

Total ending balance	$285,791	$197,153	$224,821	$707,765

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2008:

2008

Balance, beginning of year	$7,386

Provision for loan losses	3,825
Loans charged-off	(3,520)
Recoveries of loans previously charged-off	579

Balance, end of period	$8,270

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
NOTE 6 — Mortgage Servicing Rights
The Company originates one- to four-family residential real estate loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“Fannie Mae”). Residential real estate loans serviced for Fannie Mae are not included as assets on the consolidated balance sheets.
Following is an analysis of the changes in mortgage servicing rights for the years indicated:

	Year Ended December 31,
	2010	2009	2008
Carrying value, before valuation allowance:
Balance, beginning of year	$1,255	$765	$65
Additions	490	860	734
Amortization	(393)	(370)	(34)

Balance, end of year	1,352	1,255	765

Valuation allowance:
Balance, beginning of year	(87)	—	—
Impairment charge	(23)	(87)	—
Recovery	—	—	—

Balance, end of year	(110)	(87)	—

Carrying value of mortgage servicing rights	$1,242	$1,168	$765

Fair value of mortgage servicing rights	$1,242	$1,168	$765

Mortgage loans serviced	$122,510	$104,927	$60,198

The amount of contractually specified servicing fees for one- to four-family residential loans was $319, $247, and $73 for the years ended December 31, 2010, 2009, and 2008, respectively. The servicing fees for one- to four-family residential loans are recorded in service charges and other fees on the consolidated statements of income.
NOTE 7 — Premises and Equipment
Premises and equipment were as follows at the dates indicated:

	December 31,
	2010	2009

Land	$6,696	$6,690
Buildings and improvements	46,820	46,298
Furniture and equipment	35,701	42,190
Leasehold improvements	3,037	3,118

	92,254	98,296
Accumulated amortization and depreciation	(44,589)	(47,345)

	$47,665	$50,951

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Depreciation and amortization charged to expense amounted to $4,813, $5,313, and $5,079 for the years ended December 31, 2010, 2009, and 2008, respectively.
At December 31, 2010, the Company had certain non-cancelable operating leases for premises with future minimum annual rental payments as follows:

Year ended December 31,

2011	$456
2012	471
2013	466
2014	406
2015	381
Thereafter	1,210

$3,390

Rent expense was $520, $602, and $560 for the years ended December 31, 2010, 2009, and 2008, respectively.
The lease for a branch located in Arlington, Texas expired on December 31, 2010. The branch was closed on December 28, 2010.
The lease for offices located in west Fort Worth and occupied by certain administrative departments expired on October 31, 2010. The Company has entered into a ten-year lease for office space located north of downtown Fort Worth. The relocation to the new offices is expected to occur in March 2011.
The Company owns a 202,000 square-foot office building in Fort Worth, Texas that it uses for its administrative headquarters and certain bank operations. The Company occupies approximately 51,000 square feet of the building and leases the remaining space to various tenants. Gross rental income from these leases of $2,583, $2,488, and $2,515 was recognized for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010, non-cancelable operating leases for the building with future minimum lease payments are as follows:

Year ended December 31,

2011	$2,439
2012	1,932
2013	1,731
2014	1,738
2015	1,452
Thereafter	2,194

$11,486

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
NOTE 8 — Other Real Estate Owned and Other Foreclosed Assets
At December 31, 2010 and 2009, other real estate owned totaled $14,793 and $6,762, respectively. The other real estate owned at December 31, 2010 included seven foreclosed single-family residential properties with fair market values totaling $2,196, five commercial real estate properties with fair market values totaling $8,952 and six units of a condominium project foreclosed in 2009 with fair market values totaling $3,369. During the year ended December 31, 2010, ten foreclosed single-family residential properties, two units of the condominium project and mineral rights related to a foreclosed commercial property were sold for net proceeds of $2,809 and net losses of $103 were recorded related to the sales of these properties. The other real estate owned at December 31, 2009 included two foreclosed single-family residential properties with a fair market value of $671, a commercial real estate property with a fair market value of $1,390 and eight units of a condominium project with a fair market value of $4,425. During the year ended December 31, 2009, two foreclosed single-family residential properties and one unit of the condominium project were sold for net proceeds of $2,583 and net losses of $86 were recorded related to the sales of these properties. During the year ended December 31, 2008, one foreclosed single-family residential property was sold for net proceeds of $171 and a gain of $3 was recorded related to the sale of the property.
In addition, at December 31, 2010 and 2009, other real estate owned included the fair market value of property that had been purchased as a potential branch site in 2000. In 2006, the property was reclassified to other real estate owned from premises and equipment and a $222 charge to operations was recorded to write-down the book value of the property to its fair market value of $488 as a result of management’s decision to sell the property rather than build a branch at the site. An additional $212 charge to operations was recorded in 2009 to write-down the book value of the property to its fair market value as of December 31, 2009 of $276. No additional adjustments to the property’s fair market value were recorded during the year ended December 31, 2010.
At December 31, 2010 and 2009, other foreclosed assets, which are included in other assets, totaled $207 and $267, respectively. Net gains on the sales of other foreclosed assets of $13 and $12 were recognized for the years ended December 31, 2010 and 2009, respectively. Net losses on the sales of other foreclosed assets of $25 were recognized for the year ended December 31, 2008.
NOTE 9 — Deposits
Deposits by major type consisted of the following at the dates indicated:

	December 31,
	2010	2009

Noninterest-bearing demand	$74,583	$75,628
Interest-bearing demand	75,550	201,950
Savings	207,264	203,110
Money market	100,798	95,463
Certificates of deposit	342,963	333,815

Total deposits	$801,158	$909,966

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
At December 31, 2010 and 2009, overdrawn deposit accounts totaling $221 and $212, respectively, have been reclassified as loans on the consolidated balance sheets.
The following table summarizes the interest expense incurred on the deposits by major type for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008

Interest-bearing demand	$265	$268	$367
Savings	1,032	1,344	2,119
Money market	836	970	1,608
Certificates of deposit	7,302	10,189	14,011

Total interest expense on deposits	$9,435	$12,771	$18,105

Certificates of deposit in excess of $100 were $122,162 and $109,291 at December 31, 2010 and 2009, respectively. Generally, deposits greater than $250 are not federally insured.
The remaining maturity on certificates of deposit at December 31, 2010 is presented below:

Year ended December 31,

2011	$194,077
2012	62,417
2013	60,423
2014	7,227
2015	18,767
Thereafter	52

$342,963

At December 31, 2010 and 2009, brokered time deposits totaled $884 and $883, respectively.
NOTE 10 — Borrowed Funds
The Company has a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term with pledged assignments. At December 31, 2010, advances from the FHLB of Dallas totaled $41,000 and had fixed interest rates ranging from 2.83% to 4.28% with a weighted average rate of 3.62%. At December 31, 2009, advances from the FHLB of Dallas totaled $66,400 and had fixed interest rates ranging from 2.58% to 4.43% with a weighted average rate of 3.54%. The borrowings are collateralized by a blanket floating lien on all first mortgage loans, mortgage-backed securities, the FHLB capital stock owned by the Company, and any funds on deposit with FHLB. At December 31, 2010 and 2009, the borrowing limit was $435,937 and $333,091, respectively. In addition, investment securities with an amortized cost of $242,514 and $130,374 were pledged to secure the advances at December 31, 2010 and 2009, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
At December 31, 2010, the Company had FHLB advances outstanding which mature on the dates indicated as follows:

Year ended December 31,

2011	$19,000
2012	15,000
2013	—
2014	—
2015	7,000
Thereafter	—

$41,000

The Company entered into a sale of securities under agreement to repurchase (“repurchase agreement”) with PNC Bank, N.A. (“PNC”) on July 24, 2007. The agreement is structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The repurchase agreement is treated as a financing and the obligation to repurchase securities sold is included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. At December 31, 2010 and 2009, the Company had $58,000 and $58,000 in repurchase agreements outstanding, respectively. These repurchase agreements were secured by investment securities with a fair value of $66,207 and $67,291 at December 31, 2010 and 2009, respectively.
Additionally, the Company maintains $27,500 in federal funds lines with other financial institutions.
In 2009, the Company established a line of credit with the Federal Reserve Bank. As of December 31, 2010, $24,092 of commercial loans and $149,888 of consumer loans were pledged as collateral. At December 31, 2010, the available line of credit was $173,980. The Bank has never drawn on this line of credit.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Information relating to the FHLB advances and other borrowings as of or for the years ended December 31, 2010 and 2009 is summarized as follows:

	Year Ended December 31,
	2010	2009

Ending Balance:
FHLB advances	$41,000	$66,400
Other secured borrowings	58,000	58,000

Maximum Balance:
FHLB advances	66,400	159,900
Other secured borrowings	58,075	58,000

Average Balance:
FHLB advances	54,009	117,547
Other secured borrowings	58,195	58,000

Weighted average interest rate:
During the period:
FHLB advances	3.72%	4.05%
Other secured borrowings	4.22%	3.68%

End of period:
FHLB advances	3.62%	3.54%
Other secured borrowings	5.00%	3.52%
NOTE 11 — Employee Benefit Plans
Pension Plan
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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Changes in the plan benefit obligation using a December 31 measurement date for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009

Projected benefit obligation as of January 1,	$3,991	$4,697
Interest cost	238	276
Actuarial loss	89	28
Benefits paid	(143)	—
Effect of settlement	—	(1,010)

Projected benefit obligation at December 31,	$4,175	$3,991

Accumulated benefit obligation at December 31,	$4,175	$3,991

Changes in plan assets for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009

Fair value of plan assets as of January 1,	$3,017	$3,562
Actual return on plan assets	576	349
Employer contributions	5	116
Benefits paid	(143)	—
Effect of settlement	—	(1,010)

Fair value of plan assets as of December 31,	$3,455	$3,017

Funded status as of December 31,	$(720)	$(974)

At December 31, 2010 and 2009, the funded status is recognized in accrued expenses and other liabilities in the consolidated balance sheets.
The net periodic pension cost for the years ended December 31, 2010, 2009, and 2008 includes the following components:

	Year Ended December 31,
	2010	2009	2008
Interest cost on projected benefit obligation	$238	$276	$295
Expected return on assets	(192)	(223)	(431)
Amortization of net loss	77	100	45
Effect of settlement recognition	—	550	483

Net periodic pension cost	$123	$703	$392

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Amounts related to the Company’s defined benefit pension plan recognized as a component of other comprehensive income (loss) were as follows:

	Year Ended December 31,
	2010	2009	2008

Net actuarial gain (loss)	$295	$98	$(1,657)
Amortization of net loss	77	100	45
Effect of settlement recognition	—	550	483

Total recognized in other comprehensive income (loss)	372	748	(1,129)
Deferred tax (expense) benefit	(126)	(254)	384

Other comprehensive income (loss), net of tax	$246	$494	$(745)

Amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plan are presented in the following table. The Company expects to recognize approximately $65 of the net actuarial loss reported in the following table as of December 31, 2010 as a component of the net periodic benefit cost during 2011.

	December 31,
	2010	2009

Net actuarial loss	$(1,800)	$(2,172)
Deferred tax benefit	612	738

Amounts included in other comprehensive loss, net of tax	$(1,188)	$(1,434)

Assumptions used in accounting for the Pension Plan are as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate	6.00%	6.00%	5.50%
Expected long-term rate of return on assets	6.50%	6.50%	7.50%
Rate of increase in future compensation	0.00%	0.00%	0.00%
Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
The Company’s current pension plan target allocations and the weighted-average asset allocations as of December 31, 2010 and 2009 by asset category are as follows:

	Target	Actual Allocations
	Allocations	2010	2009

Equity securities	40%	82%	35%
Debt securities	60%	18%	65%

	100%	100%	100%

The assets of the defined benefit pension plan are invested in domestic and international equity securities, fixed income securities, and real estate securities funds. The plan’s investment policy includes guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The objective is to maintain investment portfolios that limit risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plan’s actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. The Company periodically reviews the investment policy. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.
The major categories of assets in the Company’s defined benefit pension plan as of December 31, 2010 and 2009 are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 15 — Fair Value Measurements).

	2010	2009
Level 1:
Mutual funds	$1,961	$—

Level 2:
Pooled separate accounts	1,494	3,017

Total assets at fair value	$3,455	$3,017

The Company made contributions to the pension plan of $5 and $116 during the years ended December 31, 2010 and 2009, respectively. The Company expects to make additional contributions of $3 to the plan in fiscal year 2011.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
As of December 31, 2010, the pension benefit payments were expected to be paid as follows:

Year ended December 31,

2011	$20
2012	44
2013	110
2014	270
2015	160
Years 2016 – 2020	940
401(k) Plan
The Company also has a discretionary defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and allows employees to contribute a portion of their salary on a pretax basis into the Savings Plan. The Company matches a portion of employees’ contributions. Matching contributions made by the Company are accrued and funded on a current basis. During the years ended December 31, 2010, 2009, and 2008, the Company contributed approximately $591, $617, and $616 to the Savings Plan, respectively, which is included in salaries and benefits expense in the accompanying consolidated statements of income.
Deferred Compensation
The Company has entered into deferred compensation agreements with certain executives that provide benefits payable based on specified terms of the agreements. A portion of the benefits is subject to forfeiture if the employee willfully leaves employment or employment is terminated for cause as defined in the agreements. The accrued liability for these agreements as of December 31, 2010 and 2009 was $165 and $156, respectively. Deferred compensation expense related to these agreements was $165, $156, and $266 for the years ended December 31, 2010, 2009, and 2008, respectively.
Employee Stock Ownership Plan
In connection with the initial public offering, OmniAmerican Bank adopted an Employee Stock Ownership Plan effective January 1, 2010. The ESOP enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining age 21.
The ESOP purchased eight percent of the shares offered in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9,522. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of December 31, 2010). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
The Company may make discretionary contributions to the ESOP in the form of debt service. Dividends received on the unallocated ESOP shares are utilized to service the debt. Shares are released for allocation to plan participants based on principal and interest payments of the note. Compensation expense is recognized based on the number of shares allocated to plan participants each year and the average market price of the stock for the current year. Released ESOP shares become outstanding for earnings per share computations.
As compensation expense is incurred, the unallocated ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital. Compensation expense recognized from the release of shares from the ESOP was $444 for the year ended December 31, 2010.
The ESOP shares as of December 31, 2010 were as follows:

Allocated shares	38,088
Unearned shares	914,112

Total ESOP shares	952,200

Fair value of unearned shares	$12,386
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
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations. The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets. The guidelines define Tier 1 capital and Tier 2 capital. The components of Tier 1 capital for the Company include stockholders’ equity excluding unrealized gains and losses on available for sale securities and other intangible assets. Tier 2 capital includes a portion of the allowance for loan losses. These two components combine to become Total Capital. The guidelines also stipulate that four categories of risk weights (0, 20, 50 and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two step process, whereas the face value of the off-balance sheet item is converted to a “credit equivalent amount” and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 31, 2010 and 2009 included unfunded loan commitments and letters of credit. The minimum ratio for qualifying Total Capital is 8.0%, of which 4.0% must be Tier 1 capital.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
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
The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for OmniAmerican Bancorp, Inc. and OmniAmerican Bank at December 31, 2010 and for OmniAmerican Bank at December 31, 2009:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated as of December 31, 2010
Total risk-based capital to risk-weighted assets	$198,366	27.86%	$56,958	8.00%	$71,197	10.00%
Tier I risk-based capital to risk-weighted assets	191,743	26.93%	28,479	4.00%	42,718	6.00%
Tier I (Core) capital to adjusted total assets	191,743	17.40%	44,078	4.00%	55,097	5.00%
OmniAmerican Bank as of December 31, 2010
Total risk-based capital to risk-weighted assets	$170,526	23.95%	$56,965	8.00%	$71,207	10.00%
Tier I risk-based capital to risk-weighted assets	163,903	23.02%	28,483	4.00%	42,724	6.00%
Tier I (Core) capital to adjusted total assets	163,903	14.88%	44,065	4.00%	55,082	5.00%
OmniAmerican Bank as of December 31, 2009
Total risk-based capital to risk-weighted assets	$90,372	12.03%	$60,097	8.00%	$75,122	10.00%
Tier I risk-based capital to risk-weighted assets	82,731	11.01%	30,049	4.00%	45,073	6.00%
Tier I (Core) capital to adjusted total assets	82,731	7.35%	45,022	4.00%	56,277	5.00%
The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a Qualified Thrift Lender (“QTL”) test. The QTL test requires at least 65% of assets be maintained in housing-related finance and other specified areas. An institution must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. If this requirement is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends or the Company must convert to a commercial bank charter. At December 31, 2010 and 2009, QTL was calculated as 88.2% and 83.0% respectively, and the Company has met the test in each month of the years ended December 31, 2010 and 2009.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
The following is a reconciliation of the Company’s equity under accounting principles generally accepted in the United States of America to regulatory capital (as defined by the OTS and FDIC) as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Consolidated GAAP equity	$198,627	$91,156
Consolidated equity in excess of Bank equity	(28,194)	—

Bank GAAP equity	170,433	91,156
Deferred tax assets disallowed for regulatory capital	(6,563)	(7,824)
Unrealized gain on securities available for sale	(1,155)	(2,035)
Unrealized loss on pension plan	1,188	1,434

Tier I capital	163,903	82,731
General allowance for loan losses	6,623	7,641

Total regulatory capital	$170,526	$90,372

NOTE 13 — Income Taxes
The current and deferred portions of net income tax expense included in the consolidated statements of income are presented below for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
Current
Federal	$(51)	$51	$—
State	(570)	553	409

Total current taxes	(621)	604	409

Deferred
Federal	906	288	333
State	—	—	—

Total deferred taxes	906	288	333

Total income taxes	$285	$892	$742

During the years ended December 31, 2010 and 2009, the Company did not incur any interest or penalties on income taxes. The Company will record interest and penalties on income taxes, if any, when they are incurred in noninterest expense.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
At December 31, 2010 and 2009, the net deferred tax asset consisted of the following:

	December 31,
	2010	2009

Deferred tax assets:
Allowance for loan losses	$2,538	$2,376
Premises and equipment	1,354	1,827
Net operating loss	2,779	3,231
Deferred compensation	183	202
Pension plan	612	738
Other real estate owned	110	91
Interest on non-accrual loans	183	75
Accrued expenses	163	356
Other	90	137

	8,012	9,033
Deferred tax liabilities:
Servicing rights	(422)	(397)
Securities available for sale	(595)	(1,048)
FHLB stock	(60)	(74)

	(1,077)	(1,519)

Net deferred tax asset	$6,935	$7,514

No valuation allowance has been provided on deferred tax assets as of December 31, 2010 or 2009. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible temporary differences.
For the years ended December 31, 2010, 2009, and 2008, the effective tax rate differs from the federal statutory rate of 34% applied to income before income taxes due to the following:

	Year Ended December 31,
	2010	2009	2008

Federal statutory rate times financial statement income	$660	$526	$471
Effect of:
State taxes, net of federal benefit	(376)	367	270
Nontaxable income	(37)	(38)	(16)
Non-deductible expenses	38	37	17

Total income tax expense	$285	$892	$742

Effective tax rate	14.7%	57.7%	53.5%

As of December 31, 2010, the Company had net operating loss carryforwards of approximately $8,175 which begin to expire in 2026. These net operating loss carryforwards may be used to offset future income taxes payable, however the Company may be subject to alternative minimum tax. The realization of the net operating loss carryforwards is dependent on future taxable income.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
NOTE 14 — Related Party Transactions
The Company has made loans in the ordinary course of business with certain of its executive officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments. Loans to executive officers, directors, and their affiliates were as follows for the year ended December 31, 2010:

Balance at beginning of year	$2,421
New loans	1,314
Effect of changes in composition of related parties	(312)
Repayments	(1,125)

Balance at end of year	$2,298

Deposits from executive officers, directors, and their affiliates were $2,368 and $1,639 at December 31, 2010 and 2009, respectively.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Securities available for sale are valued at fair value on a recurring basis. The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Level 3 investments consisted of trust preferred securities which are issued by financial institutions and insurance companies. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. There are currently very few market participants who are willing and/or able to transact for these securities. The fair value of these securities was determined using a discounted cash flow model that incorporates assumptions regarding defaults on the underlying collateral.
In accordance with ASC Topic 820, certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets or liabilities required to be measured at fair value on a nonrecurring basis include impaired loans and mortgage servicing rights. Nonfinancial assets or liabilities required to be measured at fair value on a nonrecurring basis include other real estate owned.
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
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair values of mortgage servicing rights are obtained through independent third-party valuations through an analysis of cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates, and other market-driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Assets and liabilities measured at fair value on a recurring and nonrecurring basis are summarized below:

	Fair Value Measurements at December 31, 2010, Using			Total Fair Value at
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	December 31, 2010

Measured on a recurring basis:
Assets:
U.S. government sponsored mortgage-back securities	$—	$154,614	$—	$154,614
U.S. government sponsored collateralized mortgage obligations	—	150,792	—	150,792
Private-label collateralized mortgage obligations (residential)	—	3,396	—	3,396
Trust preferred securities	—	—	3,920	3,920
Other equity securities	—	5,084	—	5,084

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$13,340	$13,340
Mortgage servicing rights	—	—	1,242	1,242
Other real estate owned	—	—	14,793	14,793

	Fair Value Measurements at December 31, 2009, Using			Total Fair Value at
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	December 31, 2009

Measured on a recurring basis:
Assets:
U.S. government sponsored mortgage-back securities	$—	$134,967	$—	$134,967
U.S. government sponsored collateralized mortgage obligations	—	55,148	—	55,148
Private-label collateralized mortgage obligations (residential)	—	5,075	—	5,075
Trust preferred securities	—	—	5,604	5,604
Municipal obligations	—	4,595	—	4,595
Other equity securities	—	5,032	—	5,032

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$5,874	$5,874
Mortgage servicing rights	—	—	1,168	1,168
Other real estate owned	—	—	6,762	6,762

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

Securities
available for sale
Beginning balance, January 1, 2010	$5,604
Total gains or losses (realized / unrealized)
Included in earnings:
Interest income on securities	20
Total gains or losses included in other comprehensive income	(1,614)
Purchases, issuances, and settlements	(90)
Transfers into Level 3	—

Ending balance, December 31, 2010	$3,920

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Securities
available for sale
Beginning balance, January 1, 2009	$6,275
Total gains or losses (realized / unrealized)
Included in earnings:
Interest income on securities	18
Included in other comprehensive income	(626)
Purchases, issuances, and settlements	(63)
Transfers into Level 3	—

Ending balance, December 31, 2009	$5,604

No changes in unrealized gains or losses were recorded through earnings for the years ended December 31, 2010 and 2009 for the assets measured using significant unobservable inputs (Level 3 Inputs).
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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
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
The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$24,597	$24,597	$140,144	$140,144
Securities available for sale	317,806	317,806	210,421	210,421
Other investments	3,060	3,060	3,850	3,850
Loans held for sale	861	861	241	241
Loans, net	660,425	675,641	698,127	707,198
Mortgage servicing rights	1,242	1,242	1,168	1,168
Accrued interest receivable	3,469	3,469	3,523	3,523

Financial liabilities:
Deposits	$801,158	$804,998	$909,966	$913,903
Federal Home Loan Bank advances	41,000	42,244	66,400	68,182
Other secured borrowings	58,000	61,125	58,000	62,037
Accrued interest payable	930	930	852	852

Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
NOTE 16 — Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments, standby letters of credit, and documentary letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.
The Company’s exposure to credit loss in the event of non-performance by the other party of these loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Outstanding commitments to extend credit and standby letters of credit are summarized as follows at December 31, 2010 and 2009:

	December 31,
	2010	2009

Commitments to extend credit	$23,632	$27,619
Standby letters of credit	315	1,097

	$23,947	$28,716

As of December 31, 2010 and 2009, commitments to fund fixed rate loans of $1,650 and $3,453, respectively, were included in the outstanding commitments to extend credit. The interest rates on these commitments to fund fixed rate loans ranged from 3.25% to 12.99% at December 31, 2010 and 2009.
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
Since many of the loan commitments and letters of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate, and income-producing commercial properties.
NOTE 17 — Litigation
The Company is involved in legal actions arising in the ordinary course of business. It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Company’s financial position, results of operations or cash flows.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
NOTE 18 — Parent Company Only Condensed Financial Information
Condensed financial information of OmniAmerican Bancorp, Inc. follows:
Condensed Balance Sheet
December 31, 2010

ASSETS

Cash on deposit at subsidiary	$18,683
Investment in Bank	170,433
ESOP note receivable	9,253
Other assets	354

Total assets	$198,723

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payable to subsidiary	$96
Stockholders’ equity	198,627

Total liabilities and stockholders’ equity	$198,723

Condensed Statement of Income
Period from January 20, 2010 through December 31, 2010

Interest income on ESOP loan	$293
Other income	26
Operating expenses	1,361

Loss before income tax expense and equity in undistributed earnings of subsidiary	(1,042)
Income tax benefit	(354)
Equity in undistributed earnings of subsidiary	2,345

Net income	$1,657

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Condensed Statement of Cash Flows
Period from January 20, 2010 through December 31, 2010

Cash flows from operating activities:
Net income	$1,657
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(2,344)
Net change in other assets	(354)
Net change in payable to subsidiary	96

Net cash used in operating activities	(945)

Cash flows from investing activities:
Cash contribution to subsidiary	(86,644)
Payment received on ESOP note receivable	268

Net cash used in investing activities	(86,376)

Cash flows from financing activities:
Proceeds from issuance of common stock	106,004

Net cash provided by financing activities	106,004

Net increase in cash and cash equivalents	18,683
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$18,683

NOTE 19 — Earnings Per Share
Basic earnings per share excludes dilution and is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options or unvested restricted stock) were issued during the period, as well as any adjustments to income that would result from the assumed issuance. There were no dilutive securities for the year ended December 31, 2010.
Because the mutual to stock conversion was not completed until January 20, 2010, per share earnings data has not been presented for the years ended December 31, 2009 and 2008.
Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
Earnings per share for the year ended December 31, 2010 have been computed as follows (dollars in thousands, except per share data):

Basic and diluted
Earnings:
Net income (1)	$1,490

Shares (1):
Weighted average common shares outstanding	11,902,500
Less: Average unallocated ESOP shares	(931,569)

Average shares	10,970,931

Net income per common share, basic and diluted (1)	$0.14

(1)	Calculated from the effective date of January 20, 2010 to the year end.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands)
NOTE 20 — Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
2010
Interest income	$12,688	$13,542	$13,457	$13,160
Interest expense	3,354	3,576	3,504	3,469

Net interest income	9,334	9,966	9,953	9,691
Provision for loan losses	1,700	2,750	1,450	800

Net interest income after provision for loan losses	7,634	7,216	8,503	8,891
Noninterest income	3,553	3,451	3,471	3,224
Noninterest expense	11,020	10,510	11,128	11,343

Income before income tax expense	167	157	846	772
Income tax (benefit) expense	(149)	(44)	239	239

Net income	$316	$201	$607	$533

Earnings per share:
Basic:	$0.03	$0.02	$0.06	$0.03

Diluted:	$0.03	$0.02	$0.06	$0.03

2009
Interest income	$12,741	$13,323	$13,736	$13,915
Interest expense	3,941	4,570	5,254	5,909

Net interest income	8,800	8,753	8,482	8,006
Provision for loan losses	875	1,925	900	1,500

Net interest income after provision for loan losses	7,925	6,828	7,582	6,506
Noninterest income	3,598	4,503	3,959	4,403
Noninterest expense	11,227	11,028	10,946	10,556

Income before income tax expense	296	303	595	353
Income tax expense	198	205	299	190

Net income	$98	$98	$296	$163

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
(b) Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s internal control over financial reporting is designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.
McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. The attestation report of McGladrey & Pullen, LLP appears below.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
OmniAmerican Bancorp, Inc.
We have audited OmniAmerican Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. OmniAmerican Bancorp, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, OmniAmerican Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of OmniAmerican Bancorp Inc. and Subsidiary and our report dated March 10, 2011 expressed an unqualified opinion.
/s/ McGladrey & Pullen, LLP
Dallas, Texas
March 10, 2011

(c) Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
OmniAmerican Bancorp, Inc. has adopted a Code of Ethics that applies to OmniAmerican Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics was filed as Exhibit 14 to the Form 10-K for the year ended December 31, 2009. A copy of the Code will be furnished without charge upon written request to the Secretary, OmniAmerican Bancorp, Inc., 1320 South University Drive, Suite 900, Fort Worth, Texas 76107.
Information concerning directors and executive officers of OmniAmerican Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal 1 — Election of Directors.”

ITEM 11.	Executive Compensation
Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 1 — Election of Directors.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal 1 — Election of Directors.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14.	Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of OmniAmerican Bancorp, Inc., as amended*
3.2	Bylaws of OmniAmerican Bancorp, Inc.*
4	Form of Common Stock Certificate of OmniAmerican Bancorp, Inc.*
10.1	Employment Agreement between OmniAmerican Bank, OmniAmerican Bancorp, Inc. and Tim Carter**
10.2	Form of Change in Control Agreement between OmniAmerican Bank and each Senior Executive Vice President*
10.3	OmniAmerican Bank Employee Stock Ownership Plan*
10.4	OmniAmerican Bank Incentive Award Plan for Senior Executives***
14	Code of Ethics****
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of OmniAmerican Bancorp, Inc. (File No. 333-161894), originally filed with the Securities and Exchange Commission on September 11, 2009, as amended.

**	Incorporated by reference to Exhibit 10.1 to the Form 8-K of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on February 25, 2010.

***	Incorporated by reference to Exhibit 10.1 to the Form 8-K of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on February 1, 2010.

****	Incorporated by reference to Exhibit 14 to the Form 10-K of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on March 24, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIAMERICAN BANCORP, INC.
Date: March 10, 2011	By:	/s/ Tim Carter
Tim Carter
President, Chief Executive Officer and Director (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Tim Carter Tim Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2011

/s/ Deborah B. Wilkinson Deborah B. Wilkinson	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2011

/s/ Elaine Anderson Elaine Anderson	Chairman of the Board	March 10, 2011

/s/ John F. Sammons, Jr. John F. Sammons, Jr.	Vice Chairman of the Board	March 10, 2011

/s/ Joan Anthony Joan Anthony	Director	March 10, 2011

/s/ Wayne P. Burchfield, Jr. Wayne P. Burchfield, Jr.	Director	March 10, 2011

/s/ Norman G. Carroll Norman G. Carroll	Director	March 10, 2011

/s/ Patti Callan Patti Callan	Director	March 10, 2011

Signatures	Title	Date

/s/ Patrick D. Conley Patrick D. Conley	Director	March 10, 2011

/s/ James Herring James Herring	Director	March 10, 2011

/s/ Wesley R. Turner Wesley R. Turner	Director	March 10, 2011