Form 10-Q
period 2011-03-31
OmniAmerican Bancorp, Inc.
filed 2011-05-10
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
There were 11,839,475 shares of Common Stock, par value $0.01 per share, issued and outstanding as of May 10, 2011.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2011	2010

ASSETS
Cash and due from financial institutions	$13,946	$12,842
Short-term interest-earning deposits in other financial institutions	7,384	11,755

Total cash and cash equivalents	21,330	24,597

Investments:
Securities available for sale (Amortized cost of $540,776 at March 31, 2011 and $316,056 at December 31, 2010)	542,717	317,806
Other	13,322	3,060
Loans held for sale	730	861

Loans, net of deferred fees and discounts	666,047	669,357
Less allowance for loan losses	(8,830)	(8,932)

Loans, net	657,217	660,425
Premises and equipment, net	46,797	47,665
Bank-owned life insurance	20,314	20,078
Other real estate owned	13,664	14,793
Mortgage servicing rights	1,241	1,242
Deferred tax asset, net	6,711	6,935
Accrued interest receivable	4,046	3,469
Other assets	6,935	7,488

Total assets	$1,335,024	$1,108,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$77,577	$74,583
Interest-bearing	729,566	726,575

Total deposits	807,143	801,158

Federal Home Loan Bank advances	262,000	41,000
Other secured borrowings	58,000	58,000
Accrued expenses and other liabilities	9,453	9,634

Total liabilities	1,136,596	909,792

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,839,475 shares issued and outstanding at March 31, 2011 and 11,902,500 shares issued and outstanding at December 31, 2010	118	119
Additional paid-in capital	114,532	115,470
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 904,590 shares at March 31, 2011 and 914,112 shares at December 31, 2010	(9,046)	(9,141)
Retained earnings	92,731	92,212
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	1,281	1,155
Unrealized loss on pension plan, net of income taxes	(1,188)	(1,188)

Total accumulated other comprehensive income (loss)	93	(33)

Total stockholders’ equity	198,428	198,627

Total liabilities and stockholders’ equity	$1,335,024	$1,108,419

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Interest income:
Loans, including fees	$10,105	$10,642
Securities — taxable	2,686	2,505
Securities — nontaxable	—	13

Total interest income	12,791	13,160

Interest expense:
Deposits	1,986	2,413
Borrowed funds	1,195	1,056

Total interest expense	3,181	3,469

Net interest income	9,610	9,691

Provision for loan losses	400	800

Net interest income after provision for loan losses	9,210	8,891

Noninterest income:
Service charges and other fees	2,282	2,502
Net gains on sales of loans	173	297
Net gains on sales of securities available for sale	11	91
Net gains on sales of repossessed assets	22	17
Commissions	179	135
Increase in cash surrender value of bank-owned life insurance	236	—
Other income	246	182

Total noninterest income	3,149	3,224

Noninterest expense:
Salaries and benefits	5,979	5,673
Software and equipment maintenance	686	787
Depreciation of furniture, software and equipment	761	798
FDIC insurance	275	506
Real estate owned expense	511	165
Service fees	123	216
Communications costs	214	272
Other operations expense	890	810
Occupancy	902	960
Professional and outside services	981	842
Loan servicing	135	60
Marketing	205	254

Total noninterest expense	11,662	11,343

Income before income tax expense	697	772
Income tax expense	178	239

Net income	$519	$533

Earnings per share:
Basic	$0.05	$0.05	(1)

Diluted	$0.05	$0.05	(1)

(1)	The Company completed its mutual to stock conversion on January 20, 2010. The earnings per share for the quarter ended March 31, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

					Accumulated
		Additional	Unallocated		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity

Balances at January 1, 2010	$—	$—	$—	$90,555	$601	$91,156

Issuance of 11,902,500 shares of common stock, net of offering costs	119	115,407	(9,522)			106,004
Comprehensive income:
Net income				533	—	533
Change in fair value of securities available for sale, net of reclassification to earnings of $(91) and income tax effect of $(34)				—	(65)	(65)

Total comprehensive income						468

Balances at March 31, 2010	$119	$115,407	$(9,522)	$91,088	$536	$197,628

Balances at January 1, 2011	$119	$115,470	$(9,141)	$92,212	$(33)	$198,627
ESOP shares allocated, 9,522 shares		52	95			147
Stock purchased at cost, 63,025 shares	(1)	(990)				(991)
Comprehensive income:
Net income				519	—	519
Change in fair value of securities available for sale, net of reclassification to earnings of $(11) and income tax effect of $65				—	126	126

Total comprehensive income						645

Balances at March 31, 2011	$118	$114,532	$(9,046)	$92,731	$93	$198,428

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flow (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$519	$533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,161	1,215
Provision for loan losses	400	800
Amortization of net premium on investments	866	370
Amortization of mortgage servicing rights	82	62
Net gain on sale of securities available for sale	(11)	(91)
Net gain on sales of loans	(173)	(297)
Proceeds from sales of loans held for sale	2,646	3,902
Loans originated for sale	(2,515)	(4,748)
Net loss on write-down of other real estate owned	403	—
Net gain on sale of repossessed assets	(22)	(17)
Increase in cash surrender value of bank-owned life insurance	(236)	—
Federal Home Loan Bank stock dividends	(3)	(5)
ESOP compensation expense	147	—
Changes in operating assets and liabilities:
Accrued interest receivable	(577)	(206)
Other assets	642	3,157
Accrued interest payable and other liabilities	(181)	220

Net cash provided by operating activities	3,148	4,895

Cash flows from investing activities:
Securities available for sale:
Purchases	(322,941)	(113,376)
Proceeds from sales	71,782	1,734
Proceeds from maturities, calls and principal repayments	25,584	17,398
Purchases of other investments	(10,865)	—
Redemptions of other investments	606	—
Purchases of loans held for investment	—	(130)
Net (increase) decrease in loans held for investment	(6,146)	2,846
Proceeds from sales of loans held for investment	8,557	10,931
Purchases of premises and equipment	(299)	(420)
Proceeds from sales of premises and equipment	6	—
Proceeds from sales of other real estate owned	1,307	524

Net cash used in investing activities	(232,409)	(80,493)

Cash flows from financing activities:
Net increase (decrease) in deposits	5,985	(134,744)
Net increase (decrease) in Federal Home Loan Bank advances	221,000	(10,400)
Proceeds from issuance of common stock	—	106,004
Purchase of stock	(991)	—

Net cash provided by (used in) financing activities	225,994	(39,140)

Net decrease in cash and cash equivalents	(3,267)	(114,738)
Cash and cash equivalents, beginning of period	24,597	140,144

Cash and cash equivalents, end of period	$21,330	$25,406

Supplemental cash flow information:
Interest paid	$3,085	$3,445
Non-cash transactions:
Loans transferred to other real estate owned	$571	$478
Loans transferred to foreclosed assets	$811	$760
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2011. In management’s opinion, the interim data as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank.
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
NOTE 2 — Recent Accounting Pronouncements
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 requires that additional information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the non-accrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU No. 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The additional disclosures required under this ASU have been included in Note 4 — Loans and Allowance for Loan Losses.
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
In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. ASU 2011-02 is effective for periods ending on or after December 15, 2011, for loan modifications that occur on or after September 1, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 3 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of March 31, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2011
U. S. government sponsored mortgage-backed securities	$277,977	$1,996	$(1,291)	$278,682
U. S. government sponsored collateralized mortgage obligations	257,799	1,782	(611)	258,970
Other equity securities	5,000	65	—	5,065

Total investment securities available for sale	$540,776	$3,843	$(1,902)	$542,717

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2010
U. S. government sponsored mortgage-backed securities	$150,678	$4,614	$(678)	$154,614
U. S. government sponsored collateralized mortgage obligations	149,336	1,914	(458)	150,792
Private-label collateralized mortgage obligations (residential)	3,349	47	—	3,396
Trust preferred securities	7,693	—	(3,773)	3,920
Other equity securities	5,000	84	—	5,084

Total investment securities available for sale	$316,056	$6,659	$(4,909)	$317,806

Investment securities available for sale with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
March 31, 2011
U. S. government sponsored mortgage-backed securities	$167,268	$(1,291)	$—	$—	$167,268	$(1,291)
U. S. government sponsored collateralized mortgage obligations	63,345	(611)	—	—	63,345	(611)

	$230,613	$(1,902)	$—	$—	$230,613	$(1,902)

December 31, 2010
U. S. government sponsored mortgage-backed securities	$40,582	$(678)	$—	$—	$40,582	$(678)
U. S. government sponsored collateralized mortgage obligations	36,704	(458)	—	—	36,704	(458)
Trust preferred securities	—	—	3,920	(3,773)	3,920	(3,773)

	$77,286	$(1,136)	$3,920	$(3,773)	$81,206	$(4,909)

At March 31, 2011, the Company owned 202 investments of which 72 had unrealized losses. At December 31, 2010, the Company owned 238 investments of which 39 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on March 31, 2011 and December 31, 2010, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The amortized cost and fair value of securities available for sale by contractual maturity at March 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due from one to five years	815	840
Due from five to ten years	17,309	18,135
Due after ten years	517,652	518,677
Equity securities	5,000	5,065

Total	$540,776	$542,717

Investment securities with an amortized cost of $468.3 million and $242.5 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with a fair value of $66.1 million and $66.2 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure other borrowings.
Sales activity of securities available for sale for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Proceeds from sales of investment securities	$71,782	$1,734
Gross gains from sales of investment securities	2,922	91
Gross losses from sales of investment securities	(2,911)	—
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	March 31,	December 31,
	2011	2010
	(In thousands)
Residential Real Estate Loans:
One- to four-family	$264,921	$271,792
Home equity	25,778	26,670

Total residential real estate loans	290,699	298,462

Commercial Loans
Commercial real estate	85,667	87,887
Real estate construction	39,062	34,502
Commercial business	48,616	48,733

Total commercial loans	173,345	171,122

Consumer Loans:
Automobile, indirect	159,784	156,708
Automobile, direct	23,886	24,523
Unsecured	12,700	13,416
Other	5,253	5,287

Total consumer loans	201,623	199,934

Total loans	665,667	669,518

Plus (less):
Deferred fees and discounts	380	(161)
Allowance for loan losses	(8,830)	(8,932)

Total loans receivable, net	$657,217	$660,425

The Company originates real estate mortgage loans which are sold in the secondary market. The Company retains the servicing for residential mortgage loans that are sold to the Federal National Mortgage Association (“FNMA”). Mortgage loans serviced for FNMA are not included as assets on the consolidated balance sheets. The principal balances of the loans sold at March 31, 2011 and December 31, 2010 were $125.2 million and $122.5 million, respectively. Mortgage servicing rights associated with the mortgage loans serviced for FNMA totaled $1.2 million at March 31, 2011 and December 31, 2010.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The following table presents loans identified as impaired by class of loans as of March 31, 2011 and December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
March 31, 2011
With no related allowance recorded:
One- to four-family	$5,049	$5,049	$—	$5,057	$60
Home equity	263	263	—	262	—
Commercial real estate	13,300	13,300	—	11,963	61
Real estate construction	797	797	—	659	4
Commercial business	997	997	—	981	16
Automobile, indirect	541	541	—	450	8
Automobile, direct	109	109	—	113	2
Unsecured	6	6	—	6	—
Other consumer	—	—	—	—	—

Impaired loans with no related allowance recorded	21,062	21,062	—	19,491	151

With an allowance recorded:
One- to four-family	$3,262	$3,262	$131	$3,267	$55
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	10,062	10,062	701	10,670	87
Commercial business	2,126	2,126	1,500	2,249	29
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other consumer	—	—	—	—	—

Impaired loans with an allowance recorded	15,450	15,450	2,332	16,186	171

Total	$36,512	$36,512	$2,332	$35,677	$322

December 31, 2010
With no related allowance recorded:
One- to four-family	$5,045	$5,045	$—	$4,732	$276
Home equity	210	210	—	222	13
Commercial real estate	9,241	9,241	—	10,441	141
Real estate construction	1,126	1,126	—	590	36
Commercial business	1,296	1,296	—	1,372	77
Automobile, indirect	628	628	—	748	46
Automobile, direct	123	123	—	180	18
Unsecured	6	6	—	6	1
Other consumer	1	1	—	1	—

Impaired loans with no related allowance recorded	17,676	17,676	—	18,292	608

With an allowance recorded:
One- to four-family	$3,272	$3,272	$131	$3,306	$85
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	10,352	10,352	701	1,546	24
Commercial business	2,025	2,025	1,477	978	46
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other consumer	—	—	—	—	—

Impaired loans with an allowance recorded	15,649	15,649	2,309	5,830	155

Total	$33,325	$33,325	$2,309	$24,122	$763

As of March 31, 2011 and December 31, 2010, no additional funds were committed to be advanced in connection with impaired loans.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Included in impaired loans as of March 31, 2011 and December 31, 2010 were troubled debt restructured loans of $32.5 million and $19.5 million, respectively.
The following table presents the recorded investment in non-accrual loans by class of loans as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(In thousands)
Residential Real Estate Loans:
One- to four-family	$546	$2,294
Home equity	230	230
Commercial Loans
Commercial real estate	6,018	5,587
Real estate construction	498	—
Commercial business	1,869	1,051
Consumer Loans:
Automobile, indirect	204	78
Automobile, direct	—	11
Unsecured	—	—
Other	—	—

Total	$9,365	$9,251

There were no loans greater than 90 days past due that continued to accrue interest at March 31, 2011 or December 31, 2010.
The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans:

			Greater
	30-59	60-89	than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(In thousands)
At March 31, 2011
Residential real estate loans:
One- to four-family	$2,766	$623	$545	$3,934	$260,987	$264,921
Home equity	352	—	230	582	25,196	25,778
Commercial loans:
Commercial real estate	114	259	1,894	2,267	83,400	85,667
Real estate construction	102	1,059	241	1,402	37,660	39,062
Commercial business	—	—	—	—	48,616	48,616
Consumer loans:
Automobile, indirect	1,143	174	204	1,521	158,263	159,784
Automobile, direct	70	8	—	78	23,808	23,886
Unsecured	46	24	—	70	12,630	12,700
Other	—	—	—	—	5,253	5,253

Total loans	$4,593	$2,147	$3,114	$9,854	$655,813	$665,667

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

			Greater
	30-59	60-89	than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(In thousands)
At December 31, 2010
Residential real estate loans:
One- to four-family	$2,499	$—	$2,294	$4,793	$266,999	$271,792
Home equity	46	—	230	276	26,394	26,670
Commercial loans:
Commercial real estate	4,105	149	1,568	5,822	82,065	87,887
Real estate construction	—	—	—	—	34,502	34,502
Commercial business	—	359	—	359	48,374	48,733
Consumer loans:
Automobile, indirect	1,434	204	78	1,716	154,992	156,708
Automobile, direct	45	9	11	65	24,458	24,523
Unsecured	96	40	—	136	13,280	13,416
Other	78	—	—	78	5,209	5,287

Total loans	$8,303	$761	$4,181	$13,245	$656,273	$669,518

Our methodology for evaluating the adequacy of the allowance for loan losses consists of:
•	a specific loss component which is the allowance for impaired loans as required by ASC 310-10, “Receivables,” and

•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss in accordance with ASC 450-10, “Contingencies.”
The specific component of the allowance for loan losses relates to loans that are considered impaired, which are generally classified as doubtful or substandard. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for non-homogenous loans, including one- to four-family residential real estate loans with balances in excess of $1 million, commercial real estate, real estate construction, and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, consumer and one- to four-family residential real estate loans with balances less than $1 million are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
When establishing the allowance for loan losses, management categorizes loans into risk categories based on the class of loans: residential real estate, commercial, or consumer, and relevant information about the ability of the borrowers to repay the loans such as: the current economic conditions, historical payment experience, the nature and volume of the loan portfolio, the financial strength of the borrower and the estimated value of any underlying collateral, among other factors. Management classifies the loans individually analyzed for impairment as to credit risk. This analysis includes residential real estate loans with an outstanding balance in excess of $1 million and non-homogeneous loans, such as commercial real estate, real estate construction, and commercial business loans. The following definitions for the credit risk ratings are used for such loans:
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
Loans not meeting the criteria described above are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of March 31, 2011 and December 31, 2010:

	Commercial	Real Estate	Commercial	One-to
	Real Estate	Construction	Business	Four-Family	Total
	(In thousands)
March 31, 2011:
Pass	$64,998	$27,855	$36,106	$23,170	$152,129
Special Mention	3,855	—	3,431	—	7,286
Substandard	16,814	11,207	9,079	3,262	40,362
Doubtful	—	—	—	—	—

	$85,667	$39,062	$48,616	$26,432	$199,777

December 31, 2010:
Pass	$67,237	$23,024	$35,848	$24,282	$150,391
Special Mention	4,940	—	4,377	—	9,317
Substandard	15,710	11,478	8,508	3,272	38,968
Doubtful	—	—	—	—	—

	$87,887	$34,502	$48,733	$27,554	$198,676

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The Company classifies residential real estate loans that are not analyzed individually for impairment (less than $1 million) as prime or subprime. The Company defines a subprime residential real estate loan as any loan to a borrower who has no credit score or a credit score of less than 661 along with at least one of the following at the time of funding:
•	Two or more 30 day delinquencies in the past 12 months;

•	1 or more 60 day delinquencies in the past 24 months;

•	Bankruptcy filing within the past 60 months;

•	Judgment or unpaid charge-off of $500,000 or more in the last 24 months; and

•	Foreclosure or repossession in the past 24 months.
All other residential real estate loans not individually analyzed for impairment are classified as prime.
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of March 31, 2011 and December 31, 2010:

	One-to
	Four-	Home
	Family	Equity	Total
	(In thousands)
March 31, 2011:
Prime	$199,081	$25,022	$224,103
Subprime	39,408	756	40,164

	$238,489	$25,778	$264,267

December 31, 2010:
Prime	$206,277	$25,879	$232,156
Subprime	37,961	791	38,752

	$244,238	$26,670	$270,908

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a sub-prime consumer loan as any loan to a borrower who has a credit score of less than 660 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of March 31, 2011 and December 31, 2010:

		Automobile,	Automobile,
Risk Tier	Credit Score	indirect	direct	Unsecured	Other	Total
		(In thousands)
At March 31, 2011:
A	720+	$77,125	$18,225	$9,784	$4,446	$109,580
B	690-719	41,325	2,627	1,567	360	45,879
C	660-689	27,644	1,646	1,013	283	30,586
D	659 and under	13,690	1,388	336	164	15,578

		$159,784	$23,886	$12,700	$5,253	$201,623

At December 31, 2010:
A	720+	$81,868	$18,853	$10,233	$4,510	$115,464
B	690-719	39,006	2,557	1,638	363	43,564
C	660-689	23,762	1,646	1,103	272	26,783
D	659 and under	12,072	1,467	442	142	14,123

		$156,708	$24,523	$13,416	$5,287	$199,934

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The following table presents the activity in the allowance for loan losses by portfolio segment based on impairment method for the quarters ended March 31, 2011 and 2010:

	Residential
	Real Estate	Commercial	Consumer	Total
	(In thousands)
March 31, 2011:
Allowance for loan losses:
Beginning balance	$1,365	$4,901	$2,666	$8,932
Charge-offs	(22)	—	(624)	(646)
Recoveries of loans previously charged -off	—	39	105	144
Provision for loan losses	(38)	(127)	565	400

Ending balance	$1,305	$4,813	$2,712	$8,830

Ending balance attributable to loans:
Individually evaluated for impairment	$131	$2,201	$—	$2,332
Collectively evaluated for impairment	1,174	2,612	2,712	6,498

Total ending balance	$1,305	$4,813	$2,712	$8,830

March 31, 2010:
Allowance for loan losses:
Beginning balance	$1,477	$4,000	$2,851	$8,328
Charge-offs	(19)	—	(512)	(531)
Recoveries of loans previously charged -off	—	4	94	98
Provision for loan losses	141	559	100	800

Ending balance	$1,599	$4,563	$2,533	$8,695

Ending balance attributable to loans:
Individually evaluated for impairment	$131	$1,379	$—	$1,510
Collectively evaluated for impairment	1,468	3,184	2,533	7,185

Total ending balance	$1,599	$4,563	$2,533	$8,695

The Company’s recorded investment in loans as of March 31, 2011, December 31, 2010 and March 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Residential
	Real Estate	Commercial	Consumer	Total
	(In thousands)
March 31, 2011:
Loans individually evaluated for impairment	$8,574	$27,282	$656	$36,512
Loans collectively evaluated for impairment	282,125	146,063	200,967	629,155
Total ending balance	$290,699	$173,345	$201,623	$665,667

December 31, 2010:
Loans individually evaluated for impairment	$8,527	$24,040	$758	$33,325
Loans collectively evaluated for impairment	289,935	147,082	199,176	636,193
Total ending balance	$298,462	$171,122	$199,934	$669,518

March 31, 2010:
Individually evaluated for impairment	$9,170	$11,954	$321	$21,445
Collectively evaluated for impairment	277,812	182,061	212,054	671,927
Total ending balance	$286,982	$194,015	$212,375	$693,372
NOTE 5 — Repurchase Agreements
On July 24, 2007, the Company entered into a sale of securities under agreement to repurchase (“Repurchase Agreement”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreement is structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreement is treated as financing and the obligation to repurchase securities sold is included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $58.0 million in repurchase agreements outstanding at March 31, 2011 and December 31, 2010. These repurchase agreements were secured by investment securities with a fair value of $66.1 million and $66.2 million at March 31, 2011 and December 31, 2010, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 6 — Employee Benefit Plans
Employee Stock Ownership Plan
OmniAmerican Bank adopted an Employee Stock Ownership Plan (“ESOP”) effective January 1, 2010. The ESOP enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of Company common stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining age 21.
The ESOP purchased eight percent of the shares sold in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9,522,000. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561,000 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of March 31, 2011 and December 31, 2010). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.
The Company may make discretionary contributions to the ESOP in the form of debt service. If dividends are received on the unallocated ESOP shares they would be utilized to service the debt. Shares are released for allocation to plan participants based on principal and interest payments of the note. Compensation expense is recognized based on the number of shares allocated to plan participants each year and the average market price of the stock for the current year. Released ESOP shares become outstanding for earnings per share computations.
As compensation expense is incurred, the unallocated ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital. Compensation expense recognized from the release of shares from the ESOP was $147,000 and $0 for the three months ended March 31, 2011 and 2010, respectively.
The ESOP shares as of March 31, 2011 were as follows:

Allocated shares	47,610
Unearned shares	904,590

Total ESOP shares	952,200

Fair value of unearned shares	$14,329
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The net periodic pension cost for the three months ended March 31, 2011 and 2010 includes the following components:

	2011	2010
	(In thousands)
Interest cost on projected benefit obligation	$62	$60
Expected return on assets	(62)	(48)
Amortization of net loss	16	19

Net periodic pension cost	$16	$31

NOTE 7 — Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company had no dilutive potential common shares for the three-month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010 (1)
	(Dollars in thousands, except per share data)
Basic and diluted
Earnings:
Net income	$519	$533

Shares
Weighted average common shares outstanding	11,884,456	11,902,500
Less: Average unallocated ESOP shares	(907,764)	(952,200)

Average shares	10,976,692	10,950,300

Net income per common share, basic and diluted	$0.05	$0.05

(1)	The Company completed its mutual to stock conversion on January 20, 2010. The earnings per share for the quarter ended March 31, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.
NOTE 8 — Fair Value Measurements
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Assets and liabilities measured at fair value on a recurring and nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2011, Using			Total Fair Value at
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	March 31, 2011
	(In thousands)
Measured on a recurring basis:
Assets:
U. S. government sponsored mortgage-backed securities	$—	$278,682	$—	$278,682
U. S. government sponsored collateralized mortgage obligations	—	258,970	—	258,970
Other equity securities	—	5,065	—	5,065

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$456	$456
Mortgage servicing rights	—	—	1,241	1,241
Other real estate owned	—	—	1,207	1,207

	Fair Value Measurements at December 31, 2010, Using			Total Fair Value at
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	December 31, 2010
	(In thousands)
Measured on a recurring basis:
Assets:
U.S. government sponsored mortgage-back securities	$—	$154,614	$—	$154,614
U.S. government sponsored collateralized mortgage obligations	—	150,792	—	150,792
Private-label collateralized mortgage obligations (residential)	—	3,396	—	3,396
Trust preferred securities	—	—	3,920	3,920
Other equity securities	—	5,084	—	5,084

Measured on a nonrecurring basis:
Assets:
Impaired loans	$—	$—	$13,340	$13,340
Mortgage servicing rights	—	—	1,242	1,242
Other real estate owned	—	—	14,793	14,793

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The table below presents a reconciliation and income statement classification of gains and losses for trust preferred securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

Securities
available for sale
(In thousands)
Beginning balance, January 1, 2011	$3,920
Sale of trust preferred securities	(7,673)
Total gains or losses (realized / unrealized):
Included in earnings:
Loss on sales of securities available for sale	2,911
Included in other comprehensive income
Change in unrealized gain on securities available for sale	862
Interest income on securities	2
Settlements	(22)

Ending balance, March 31, 2011	$—

The table below presents a reconciliation and income statement classification of gains and losses for trust preferred securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Securities
available for sale
(In thousands)
Beginning balance, January 1, 2010	$5,604
Total gains or losses (realized / unrealized):
Included in other comprehensive income
Change in unrealized gain on securities available for sale	(87)
Interest income on securities	12
Settlements	(18)

Ending balance, March 31, 2010	$5,511

No changes in unrealized gains or losses were recorded through earnings for the three months ended March 31, 2010 for the assets measured using significant unobservable inputs (Level 3 Inputs).
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
The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$21,330	$21,330	$24,597	$24,597
Securities available for sale	542,717	542,717	317,806	317,806
Other investments	13,322	13,322	3,060	3,060
Loans held for sale	730	730	861	861
Loans, net	657,217	664,200	660,425	675,641
Mortgage servicing rights	1,241	1,241	1,242	1,242
Accrued interest receivable	4,046	4,046	3,469	3,469

Financial liabilities:
Deposits	$807,143	$810,385	$801,158	$804,998
Federal Home Loan Bank advances	262,000	263,269	41,000	42,244
Other secured borrowings	58,000	60,651	58,000	61,125
Accrued interest payable	1,026	1,026	930	930

Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and, unless required under the federal securities laws, we do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing, and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation, and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	changes resulting from intense compliance and regulatory costs associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act and the pending elimination of the Office of Thrift Supervision as our primary regulator.
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
OmniAmerican Bank was originally chartered in 1956 as a federal credit union serving the active and retired military personnel of Carswell Air Force Base. The Bank converted from a Texas credit union charter to a federal mutual savings bank charter on January 1, 2006. The objective of the charter conversion was to convert to a savings bank charter in order to carry out our business strategy of broadening our banking services into residential real estate and commercial lending and selling loans and servicing loans for others. Broadening the services offered has allowed the Bank to better serve the needs of its customers and the local community.
Our principal business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans (automobile loans referred to us by automobile dealerships), and to a lesser extent, commercial real estate, real estate construction, commercial business loans and direct automobile loans. Since we completed our conversion from a credit union to a savings bank, we have increased our residential real estate, real estate construction, commercial real estate and commercial business lending while deemphasizing our consumer lending activities. Loans are originated from our main office in Fort Worth, Texas, and from our branch network in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. We retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential mortgage loans with terms of 15 years or less. We generally sell the long-term, fixed-rate one- to four-family residential mortgage loans (terms greater than 15 years) that we originate either to Fannie Mae on a servicing-retained basis or into the secondary mortgage market on a servicing-released basis, in order to generate fee income and for interest rate risk management purposes.
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations, and to a lesser extent, municipal obligations, agency bonds and equity securities. We have in the past invested in trust preferred securities issued by third parties and private-label collateralized mortgage obligations. On March 18, 2011, as part of our new investment strategy, we made the decision to sell our trust preferred securities and private-label collateralized mortgage obligations and the securities were sold on March 22, 2011. We do not intend to invest in these types of securities in the future. At March 31, 2011, our investment securities portfolio had an amortized cost of $540.8 million.
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
Critical Accounting Policies
There are no material changes to the critical accounting policies disclosed in OmniAmerican Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2011.
Comparison of Financial Condition at March 31, 2011 and December 31, 2010
Assets. Total assets increased $226.6 million, or 20.4%, to $1.34 billion at March 31, 2011 from $1.11 billion at December 31, 2010. The increase was primarily the result of increases in securities classified as available for sale of $224.9 million and other investments of $10.2 million, partially offset by decreases in total cash and cash equivalents of $3.3 million and loans, net of the allowance for loan losses and deferred fees and discounts of $3.2 million.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $3.3 million, or 13.4%, to $21.3 million at March 31, 2011 from $24.6 million at December 31, 2010. The decrease in total cash and cash equivalents was primarily due to $322.9 million in cash used to purchase securities classified as available for sale, $63.5 million in cash used to originate loans, and $10.9 million in cash used to purchase other investments. These decreases were partially offset by increases of $221.0 million in cash received from Federal Home Loan Bank advances, $97.4 million of proceeds from sales, principal repayments, and maturities of securities, $55.8 million in cash received from loan principal repayments, and $11.2 million of proceeds from the sales of loans. The sales of loans consisted of longer term (greater than 15 years) one- to four-family residential real estate loans and a real estate construction loan, during the three months ended March 31, 2011.
Securities. Securities classified as available for sale increased $224.9 million, or 70.8%, to $542.7 million at March 31, 2011 from $317.8 million at December 31, 2010. The increase in securities classified as available for sale reflected purchases of $322.9 million during the three months ended March 31, 2011, of which $205.4 million was related to the implementation of an investment strategy which allowed us to leverage our excess capital. Due to the steepening of the yield curve, we were able to achieve a favorable interest rate margin between mortgage-backed securities investments and laddered maturity advances from the Federal Home Loan Bank, which is intended to provide increased earnings. In addition, $71.8 million in proceeds was generated from sales of securities, including the entire portfolio of trust preferred securities and private-label collateralized mortgage obligations. The proceeds from these sales were utilized to purchase $71.9 million in U. S. government sponsored mortgage-backed securities and collateralized mortgage obligations. Principal repayments and maturities totaled $25.6 million. At March 31, 2011, securities classified as available for sale consisted primarily of government-sponsored mortgage-backed securities, government-sponsored collateralized mortgage obligations, and other equity securities.
Other Investments. Other investments increased $10.2 million, or 329.0%, to $13.3 million at March 31, 2011 from $3.1 million at December 31, 2010. The increase in other investments during the three months ended March 31, 2011 reflected purchases of $9.1 million in Federal Home Loan Bank stock as a required investment associated with the additional $200.0 million in Federal Home Loan Bank advances incurred during the same time period. As part of our Community Reinvestment Act program, we purchased $1.8 million in qualified investments. The increase in other investments due to purchases was partially offset by principal repayments and maturities of $606,000.
Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, decreased $3.2 million, or 0.5%, to $657.2 million at March 31, 2011 from $660.4 million at December 31, 2010. One- to four-family residential real estate loans decreased $6.9 million, or 2.5%, to $264.9 million at March 31, 2011 from $271.8 million at December 31, 2010, as loan repayments of $13.5 million, sales of $8.8 million, and the reclassification of two single-family residential real estate loans with balances totaling $571,000 to other real estate owned were partially offset by $16.0 million in originations of one- to four-family residential real estate loans. The decrease in one- to four-family residential real estate loans was primarily due to continued weakness in the housing market in our market area and mortgage interest rates resulting in a decline in refinancing demand. Real estate construction loans increased $4.6 million, or 13.3%, to $39.1 million at March 31, 2011 from $34.5 million at December 31, 2010, as new construction demonstrated slight signs of recovery in certain segments of the economy. Automobile loans (consisting of direct and indirect loans) increased $2.5 million, or 1.4%, to $183.7 million at March 31, 2011 from $181.2 million at December 31, 2010, related primarily to our refocused sales initiatives and competitive rate structure.

Allowance for Loan Losses. The allowance for loan losses decreased $100,000, or 1.1%, to $8.8 million at March 31, 2011 from $8.9 million at December 31, 2010, primarily as a result of total loans decreasing $3.8 million, or 0.6%, to $665.7 million at March 31, 2011 from $669.5 million at December 31, 2010. The decrease in the allowance for loan losses attributable to commercial real estate loans was partially offset by an increase in the allowance for loan losses related to indirect automobile loans. The allowance for loan losses represented 1.33% of total loans at March 31, 2011 and at December 31, 2010. Included in the allowance for loan losses at March 31, 2011 were specific allowances for loan losses of $2.3 million related to ten impaired loans with balances totaling $15.5 million. Impaired loans with balances totaling $21.0 million did not require specific allowances for loan losses at March 31, 2011. The allowance for loan losses at December 31, 2010 included specific allowances for loan losses of $2.3 million related to eight impaired loans with balances totaling $15.6 million. Impaired loans with balances totaling $17.7 million did not require specific allowances for loan losses at December 31, 2010. The balance of unimpaired loans decreased $7.0 million, or 1.1%, to $629.2 million at March 31, 2011 from $636.2 million at December 31, 2010. The allowance for loan losses related to unimpaired loans decreased $100,000, or 1.5%, to $6.5 million at March 31, 2011 from $6.6 million at December 31, 2010.
The significant changes in the amount of the allowance for loan losses during the three months ended March 31, 2011 related to: (i) a $106,000 decrease in the general allowance for loan losses on unimpaired commercial real estate loans reflecting a decrease of $6.2 million, or 7.9%, in the total outstanding balance of unimpaired commercial real estate loans to $72.4 million at March 31, 2011 from $78.6 million at December 31, 2010; and (ii) a $57,000 increase in the general allowance for loan losses on unimpaired indirect automobile loans primarily due to an increase of $3.1 million, or 2.0%, in the total outstanding balance of unimpaired indirect automobile loans to $159.2 million at March 31, 2011 from $156.1 million at December 31, 2010. Management also considered local economic factors and unemployment as well as the higher risk profile of commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Bank-Owned Life Insurance. During 2010, we purchased $20.0 million of life insurance policies on certain key employees to help offset costs associated with the Company’s compensation and benefit programs and to generate competitive investment yields. The policy premiums were invested in an insurance carrier which had a rating of A+ by Standard & Poor’s. As of March 31, 2011, the cash surrender value increased to $20.3 million from $20.1 million at December 31, 2010.
Deposits. Deposits increased $5.9 million, or 0.7%, to $807.1 million at March 31, 2011 from $801.2 million at December 31, 2010. Our core deposits (consisting of interest-bearing and non-interest-bearing demand accounts, money market accounts and savings accounts) increased $15.1 million, or 3.3%, to $473.3 million at March 31, 2011 from $458.2 million at December 31, 2010. This increase was partially offset by a decrease in certificates of deposit of $9.2 million, or 2.7%, to $333.8 million at March 31, 2011 from $343.0 million at December 31, 2010. The change in deposit composition reflects consumer tendencies to shift their savings into liquid deposit accounts in anticipation of rising rates.
Borrowings. Federal Home Loan Bank borrowings increased $221.0 million, or 539.0%, to $262.0 million at March 31, 2011 from $41.0 million at December 31, 2010. Additional borrowings were utilized in an investment strategy which allowed us to leverage our excess capital and benefit from the steepening of the yield curve which provided a favorable interest rate margin between investment securities yields and rates on laddered maturity Federal Home Loan Bank advances. The additional borrowings were partially offset by decreases due to scheduled maturities of Federal Home Loan Bank advances during the three months ended March 31, 2011. Securities sold under agreements to repurchase were unchanged at $58.0 million at March 31, 2011 and at December 31, 2010.

Stockholders’ Equity. At March 31, 2011, our stockholders’ equity was $198.4 million, a decrease of $200,000, or 0.1%, from $198.6 million at December 31, 2010. This decrease primarily reflected the repurchase of the Company’s common stock. Repurchased shares at March 31, 2011 totaled $991,000 representing the repurchases during the quarter of 63,025 shares at an average cost of $15.73 per share, as part of the Company’s stock repurchase plan announced on January 26, 2011. Partially offsetting this decrease in stockholders’ equity was net income of $519,000 for the three months ended March 31, 2011, and an increase of $126,000 in accumulated other comprehensive income (loss) to a gain of $93,000 at March 31, 2011 compared to a loss of $33,000 at December 31, 2010.
Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010
General. Net income decreased $14,000, or 2.6%, to $519,000 for the three months ended March 31, 2011 from $533,000 for the three months ended March 31, 2010. The decrease in net income for the three months ended March 31, 2011 reflected an increase in noninterest expense of $319,000, and decreases in net interest income of $81,000 and noninterest income of $75,000, partially offset by a decrease in the provision for loan losses of $400,000, and a decrease in income tax expense of $61,000.
Interest Income. Interest income decreased $369,000, or 2.8%, to $12.8 million for the three months ended March 31, 2011 from $13.2 million for the three months ended March 31, 2010. The decrease resulted from a decrease of 34 basis points in our average yield on interest-earning assets to 4.88% for the three months ended March 31, 2011 from 5.22% for the three months ended March 31, 2010. The decrease in our average yield on interest-earning assets during the three months ended March 31, 2011 as compared to the prior year period was due to a higher percentage of lower yielding investment securities relative to total interest-earning assets due to a lower demand for loans. Partially offsetting the decrease in the average yield on interest-earning assets was a $39.7 million, or 3.9%, increase in the average balance of interest-earning assets to $1.05 billion for the three months ended March 31, 2011 from $1.01 billion for the three months ended March 31, 2010.
Interest income on loans decreased $537,000, or 5.1%, to $10.1 million for the three months ended March 31, 2011 from $10.6 million for the three months ended March 31, 2010. The decrease resulted primarily from a decrease in the average balance of loans of $29.3 million, or 4.2%, to $665.7 million for the three months ended March 31, 2011 from $695.0 million for the three months ended March 31, 2010. In addition, the average yield on our loan portfolio decreased by six basis points to 6.07% for the three months ended March 31, 2011 from 6.13% for the three months ended March 31, 2010.
Interest income on investment securities increased $168,000, or 6.7%, to $2.7 million for the three months ended March 31, 2011 from $2.5 million for the three months ended March 31, 2010. The increase resulted primarily from a $86.7 million, or 32.8%, increase in the average balance of our securities portfolio to $351.1 million for the three months ended March 31, 2011 from $264.4 million for the three months ended March 31, 2010, due to purchases of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations. The purchases were a part of an investment leveraging strategy described above. Partially offsetting the increase in the average balance on our securities portfolio was a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 74 basis points to 3.05% for the three months ended March 31, 2011 from 3.79% for the three months ended March 31, 2010.
Interest Expense. Interest expense decreased by $288,000, or 8.2%, to $3.2 million for the three months ended March 31, 2011 from $3.5 million for the three months ended March 31, 2010. The decrease resulted primarily from a $427,000 decrease in interest expense on deposits, partially offset by a $139,000 increase in interest expense on borrowed funds. The average rate we paid on deposits decreased 29 basis points to 1.10% for the three months ended March 31, 2011 from 1.39% for the three months ended March 31, 2010, as we were able to reprice our deposits lower as market interest rates declined. Partially offsetting the decrease in expense due to the decrease in the rates we paid on deposits was a $31.3 million, or 4.5%, increase in the average balance of interest-bearing deposits to $725.4 million for the three months ended March 31, 2011 from $694.1 million for the three months ended March 31, 2010. The increase in the average balance of our interest-bearing deposits was due to an increase in the average balance of our interest-bearing core deposits (consisting of demand accounts, money market accounts and savings accounts) and in our certificates of deposit. The increase in our core deposits reflected our marketing efforts of these account products which included greater efforts to cross-sell these products to our borrowing customers. The increase in certificates of deposit resulted from increases in personal savings rates and many consumers continuing to invest in FDIC-insured deposits as the economy continues to recover from the recession.

The interest expense on our core deposits decreased $258,000, or 42.9%, to $344,000 for the three months ended March 31, 2011 from $602,000 for the three months ended March 31, 2010. The average rate paid on core deposits decreased 30 basis points to 0.36% for the three months ended March 31, 2011 from 0.66% for the three months ended March 31, 2010, reflecting lower market interest rates. Partially offsetting the decrease in interest expense was a $23.2 million, or 6.4%, increase in the average balance of core deposits to $387.0 million for the three months ended March 31, 2011 from $363.8 million for the three months ended March 31, 2010. Interest expense on certificates of deposit decreased $169,000, or 9.4%, to $1.6 million for the three months ended March 31, 2011 from $1.8 million for the three months ended March 31, 2010. The average rate paid on certificates of deposit decreased 25 basis points to 1.94% for the three months ended March 31, 2011 from 2.19% for the three months ended March 31, 2010. Partially offsetting the decrease in interest expense was an $8.1 million, or 2.5%, increase in the average balance of certificates of deposit, to $338.4 million for the three months ended March 31, 2011 from $330.3 million for the three months ended March 31, 2010.
Interest expense on borrowed funds increased by $139,000, or 12.6%, to $1.2 million for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2010, primarily due to a $29.1 million increase in the average balance of Federal Home Loan Bank borrowings to $87.7 million for the three months ended March 31, 2011 from $58.6 million for the three months ended March 31, 2010, due to advances taken to purchase securities as a part of our previously described leveraging strategy. Partially offsetting the increase in the average balances of borrowed funds was a decrease in the average rate paid for borrowed funds of 34 basis points to 3.28% for the three months ended March 31, 2011 from 3.62% for the three months ended March 31, 2010.
Net Interest Income. Net interest income decreased by $81,000, or 0.8%, to $9.6 million for the three months ended March 31, 2011 from $9.7 million for the three months ended March 31, 2010. The decrease in net interest income resulted from a 9 basis point decrease in our interest rate spread to 3.42% for the three months ended March 31, 2011 from 3.51% for the three months ended March 31, 2010. Our net interest margin decreased 18 basis points to 3.66% for the three months ended March 31, 2011 from 3.84% for the three months ended March 31, 2010. The decrease in our interest rate spread and net interest margin reflected the sloping yield curve as short-term market interest rates used to price our deposits have continued to decline in 2011, while we had significant growth in the average balance of our interest-earning assets, such as investment securities, which generally are priced based on medium and longer-term interest rates, and steady growth in our deposits.
Provision for Loan Losses. We recorded a provision for loan losses of $400,000 for the three months ended March 31, 2011 compared to a provision for loan losses of $800,000 for the three months ended March 31, 2010. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. The decrease in the provision for loan losses is deemed to be appropriate as credit quality trends have begun to stabilize and the loan portfolio has decreased. Total loans decreased $27.7 million, or 4.0%, to $665.7 million at March 31, 2011 from $693.4 million at March 31, 2010. Net charge-offs increased $69,000 to $502,000 for the three months ended March 31, 2011 from $433,000 for the three months ended March 31, 2010 and decreased from $2.1 million for the three months ended December 31, 2010. Net charge-offs as a percentage of average loans outstanding was 0.30% for the three months ended March 31, 2011 compared to 0.25% for the three months ended March 31, 2010 and 1.23% for the three months ended December 31, 2010. The allowance for loan losses to total loans receivable increased to 1.33% at March 31, 2011 from 1.25% at March 31, 2010.

Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either March 31, 2011 or March 31, 2010. At March 31, 2011, non-performing loans totaled $9.4 million, or 1.41% of total loans, compared to $9.0 million, or 1.31% of total loans, at March 31, 2010. The allowance for loan losses as a percentage of non-performing loans decreased to 94.29% at March 31, 2011 from 96.09% at March 31, 2010. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2011 and 2010.
Noninterest Income. Noninterest income decreased $75,000, or 2.3%, to $3.1 million for the three months ended March 31, 2011 from $3.2 million for the three months ended March 31, 2010. The decrease was primarily attributable to a $220,000 decrease in service charges and other fees due primarily to a decrease in insufficient funds and overdraft fees, and a $124,000 decrease in net gains on the sale of loans, primarily one- to four-family residential real estate loans, partially offset by a $236,000 increase in the cash surrender value of bank-owned life insurance interest income from the purchase of life insurance policies on certain key employees in November 2010.
Noninterest Expense. Noninterest expense increased $319,000, or 2.8%, to $11.7 million for the three months ended March 31, 2011 from $11.3 million for the three months ended March 31, 2010. The increase was primarily attributable to increases in real estate owned expense of $346,000, salaries and benefits expense of $306,000, and professional and outside services expense of $139,000, partially offset by decreases in the FDIC insurance premium expense of $231,000, software and equipment maintenance expense of $101,000, and service fees expense of $93,000. The increase in real estate owned expense was due primarily to the write down of two properties to their current fair values less costs to sell. The increase in salaries and benefits expense was due primarily to compensation costs related to the employee stock ownership plan, and increases in incentives and commissions expenses. The increase in professional and outside services expense can be primarily attributed to higher legal expenses and costs associated with the implementation of a new sales training program. The decrease in the FDIC insurance premium expense was primarily attributable to a decrease in the general assessment rate applied to our insured deposits. The decrease in software and equipment maintenance expense related primarily to savings from a new annual contract negotiated with our ATM servicing contractor, and expenditures incurred to enhance the performance and security of our information systems in the prior year. The decrease in service fees expense was primarily due to our conversion to in-house item processing from outsourcing item processing in the prior year.
Income Tax Expense. Income tax expense decreased $61,000 to $178,000 for the three months ended March 31, 2011 from $239,000 for the three months ended March 31, 2010, reflecting a decrease in income before income tax expense. Our effective tax rate, including provisions for the Texas state margin tax was 25.5% for the three months ended March 31, 2011 compared to 31.0% for the three months ended March 31, 2010. The decrease in the effective tax rate was primarily attributable to a $236,000 increase in nontaxable income from the increase in the cash surrender value of bank-owned life insurance for the three months ended March 31, 2011 compared to the prior year period.
Analysis of Net Interest Income — Three Months Ended March 31, 2011 and 2010
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended March 31,
	2011			2010
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$665,652	$10,105	6.07%	$694,974	$10,642	6.13%
Taxable investment securities available for sale	351,119	2,673	3.05	259,844	2,461	3.79
Nontaxable investment securities available for sale	—	—	—	4,542	13	1.14 (5)
Cash and cash equivalents	27,402	10	0.15	46,039	32	0.28
Other	4,735	3	0.25	3,850	12	1.25

Total interest-earning assets	1,048,908	12,791	4.88	1,009,249	13,160	5.22
Noninterest-earning assets	105,944			87,929

Total assets	$1,154,852			$1,097,178

Interest-bearing liabilities:
Interest-bearing demand	$75,769	$50	0.26%	$70,868	$87	0.49%
Savings accounts	210,217	166	0.32	201,897	294	0.58
Money market accounts	101,059	128	0.51	91,048	221	0.97
Certificates of deposit	338,358	1,642	1.94	330,288	1,811	2.19

Total interest-bearing deposits	725,403	1,986	1.10	694,101	2,413	1.39
Federal Home Loan Bank advances	87,733	470	2.14	58,618	538	3.67
Other secured borrowings	58,094	725	4.99	58,000	518	3.57

Total interest-bearing liabilities	871,230	3,181	1.46	810,719	3,469	1.71
Noninterest-bearing liabilities(6)	84,451			123,319

Total liabilities	955,681			934,038
Equity	199,171			163,140

Total liabilities and equity	$1,154,852			$1,097,178

Net interest income		$9,610			$9,691

Interest rate spread (2)			3.42%			3.51%
Net interest-earning assets (3)	$177,678			$198,530

Net interest margin (4)			3.66%			3.84%
Average interest-earning assets to interest-bearing liabilities	120.39%			124.49%

(1)	Annualized.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	The tax equivalent yield of nontaxable investment securities was 1.73% for the three months ended March 31, 2010 assuming a marginal tax rate of 34%.

(6)	Includes noninterest-bearing deposits.

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

	Three Months Ended March 31,
	2011 vs. 2010
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(449)	$(88)	$(537)
Taxable investment securities available for sale	864	(652)	212
Nontaxable investment securities available for sale	(13)	—	(13)
Cash and cash equivalents	(13)	(9)	(22)
Other	3	(12)	(9)

Total interest-earning assets	$392	$(761)	$(369)

Interest-bearing liabilities:
Interest-bearing demand	$6	$(43)	$(37)
Savings accounts	12	(140)	(128)
Money market accounts	24	(117)	(93)
Certificates of deposit	44	(213)	(169)

Total interest-bearing deposits	86	(513)	(427)
Federal Home Loan Bank advances	267	(335)	(68)
Other secured borrowings	1	206	207

Total interest-bearing liabilities	$354	$(642)	$(288)

Change in net interest income	$38	$(119)	$(81)

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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $21.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $542.7 million at March 31, 2011. On that date, we had $262.0 million in Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $359.6 million.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At March 31, 2011, we had $33.4 million in commitments to extend credit, which were comprised of $4.4 million of commitments to originate loans and $29.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2011 totaled $186.1 million, or 23.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. However, we believe that, based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Generally, our primary investing activity is originating loans. During the three months ended March 31, 2011, we originated $63.5 million of loans. We purchased $322.9 million of securities during the three months ended March 31, 2011.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Total deposits increased $5.9 million for the three months ended March 31, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances increased by $221.0 million for the three months ended March 31, 2011. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase investment securities. At March 31, 2011, we had the ability to borrow up to $621.6 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $27.5 million in federal funds lines with other financial institutions at March 31, 2011. We also have a line of credit with the Federal Reserve Bank of Dallas which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At March 31, 2011, the borrowing limit for this line of credit was $168.2 million.

OmniAmerican Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, OmniAmerican Bank exceeded all regulatory capital requirements. OmniAmerican Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at March 31, 2011 and December 31, 2010.

			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated as of March 31, 2011
Total risk-based capital to risk-weighted assets	$198,074	26.56%	$59,657	8.00%	$74,571	10.00%
Tier I risk-based capital to risk-weighted assets	191,576	25.69%	29,828	4.00%	44,743	6.00%
Tier I (Core) capital to adjusted total assets	191,576	14.42%	53,127	4.00%	66,409	5.00%
OmniAmerican Bank as of March 31, 2011
Total risk-based capital to risk-weighted assets	$171,525	23.01%	$59,630	8.00%	$74,538	10.00%
Tier I risk-based capital to risk-weighted assets	165,027	22.14%	29,815	4.00%	44,723	6.00%
Tier I (Core) capital to adjusted total assets	165,027	12.42%	53,132	4.00%	66,415	5.00%
Consolidated as of December 31, 2010
Total risk-based capital to risk-weighted assets	$198,366	27.86%	$56,958	8.00%	$71,197	10.00%
Tier I risk-based capital to risk-weighted assets	191,743	26.93%	28,479	4.00%	42,718	6.00%
Tier I (Core) capital to adjusted total assets	191,743	17.40%	44,078	4.00%	55,097	5.00%
OmniAmerican Bank as of December 31, 2010
Total risk-based capital to risk-weighted assets	$170,526	23.95%	$56,965	8.00%	$71,207	10.00%
Tier I risk-based capital to risk-weighted assets	163,903	23.02%	28,483	4.00%	42,724	6.00%
Tier I (Core) capital to adjusted total assets	163,903	14.88%	44,065	4.00%	55,082	5.00%
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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at March 31, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
		More than	More than
	One year or	one year to	three years to	More than
	less	three years	five years	five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$140,000	$161,000	$19,000	$—	$320,000
Operating leases	471	951	774	1,425	3,621
Certificates of deposit	186,115	122,684	25,027	—	333,826

Total contractual obligations	$326,586	$284,635	$44,801	$1,425	$657,447

Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$4,372	$—	$—	$—	$4,372
Unused lines of credit (2)	—	—	—	—	29,018

Total loan commitments	$4,372	$—	$—	$—	$33,390

Total contractual obligations and loan commitments	$330,958	$284,635	$44,801	$1,425	$690,837

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

(2)	Since lines of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The table below sets forth, as of December 31, 2010 (the most recent date available), the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2010
				NPV as a Percentage of
Change in				Present Value of Assets(3)
Interest Rates		Estimated Increase			Increase
(basis points)	Estimated	(Decrease) in NPV			(Decrease)
(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)
(Dollars in thousands)

+300	$166,054	$(38,469)	(18.81)%	15.15%	(254)
+200	181,629	(22,894)	(11.19)%	16.24%	(145)
+100	194,780	(9,743)	(4.76)%	17.11%	(58)
0	204,523	—	—	17.69%	—
-100	213,176	8,653	4.23%	18.20%	51

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
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

The following table presents our internal calculations of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous changes in the interest rate yield curve as of March 31, 2011:

At March 31, 2011
				NPV as a Percentage of		Net Interest Income
Change in				Present Value of Assets(3)			Increase (Decrease) in
Interest Rates		Estimated Increase			Increase	Estimated	Estimated Net Interest
(basis points)	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
(Dollars in thousands)

+300	$176,781	$(60,368)	(25.46)%	13.38%	(348)	$38,893	$(5,390)	(12.17)%
+200	198,963	(38,186)	(16.10)%	14.73%	(213)	41,124	(3,159)	(7.13)%
+100	219,148	(18,001)	(7.59)%	15.88%	(98)	42,844	(1,439)	(3.25)%
0	237,149	—	—	16.86%	—	44,283	—	—
-100	244,735	7,586	3.20%	17.20%	34	43,388	(895)	(2.02)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at March 31, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 16.10% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 3.20% increase in net portfolio value.
Net Interest Income. As of March 31, 2011, using our internal interest rate risk model, we estimated that our net interest income for the three months ended March 31, 2011 would decrease by 7.13% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 2.02% in the event of an instantaneous 100 basis point decrease in market interest rates. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates.

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

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 10, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended March 31, 2011.

			(c)	(d)
			Total Number of	Maximum Number
	(a)		Shares Purchased	of Shares That May
	Total Number	(b)	as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs (1)	Program (1)
January 1, 2011 through January 31, 2011	—	$—	—	595,125
February 1, 2011 through February 28, 2011	2,000	15.03	2,000	593,125
March 1, 2011 through March 31, 2011	61,025	15.75	61,025	532,100

Total	63,025	$15.73	63,025	532,100

(1)	On January 25, 2011, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to 595,125 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIAMERICAN BANCORP, INC.
(Registrant)

Date: May 10, 2011	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: May 10, 2011	/s/ Deborah B. Wilkinson
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