Form 10-Q
period 2011-06-30
OmniAmerican Bancorp, Inc.
filed 2011-08-05
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(817) 367-4640
(Telephone Number, including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
There were 11,661,670 shares of Common Stock, par value $0.01 per share, issued and outstanding as of August 4, 2011.

Page
Number

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	1

Unaudited Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010	2

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2011	3

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4

Condensed Notes to Unaudited Consolidated Interim Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	47

Item 4. Controls and Procedures	51

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3. Defaults Upon Senior Securities	52

Item 4. Removed and Reserved	52

Item 5. Other Information	53

Item 6. Exhibits	53

SIGNATURE PAGE	54

EXHIBIT INDEX	55

Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	June 30,	December 31,
	2011	2010
ASSETS

Cash and due from financial institutions	$10,821	$12,842
Short-term interest-earning deposits in other financial institutions	1,879	11,755

Total cash and cash equivalents	12,700	24,597

Investments:
Securities available for sale	547,242	317,806
Other	13,566	3,060
Loans held for sale	628	861

Loans, net of deferred fees and discounts	668,956	669,357
Less allowance for loan losses	(8,638)	(8,932)

Loans, net	660,318	660,425
Premises and equipment, net	45,960	47,665
Bank-owned life insurance	20,554	20,078
Other real estate owned	11,136	14,793
Mortgage servicing rights	1,361	1,242
Deferred tax asset, net	4,098	6,935
Accrued interest receivable	3,987	3,469
Other assets	6,514	7,488

Total assets	$1,328,064	$1,108,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$76,748	$74,583
Interest-bearing	718,829	726,575

Total deposits	795,577	801,158

Federal Home Loan Bank advances	252,000	41,000
Other secured borrowings	68,878	58,000
Accrued expenses and other liabilities	10,333	9,634

Total liabilities	1,126,788	909,792

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,661,670 shares issued and outstanding at June 30, 2011 and 11,902,500 shares issued and outstanding at December 31, 2010	117	119
Additional paid-in capital	111,996	115,470
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 895,068 shares at June 30, 2011 and 914,112 shares at December 31, 2010	(8,951)	(9,141)
Retained earnings	93,948	92,212
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	5,354	1,155
Unrealized loss on pension plan, net of income taxes	(1,188)	(1,188)

Total accumulated other comprehensive income (loss)	4,166	(33)

Total stockholders’ equity	201,276	198,627

Total liabilities and stockholders’ equity	$1,328,064	$1,108,419

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$9,785	$10,675	$19,890	$21,317
Securities — taxable	4,402	2,770	7,088	5,275
Securities — nontaxable	—	12	—	25

Total interest income	14,187	13,457	26,978	26,617

Interest expense:
Deposits	1,862	2,463	3,848	4,876
Borrowed funds	1,542	1,041	2,737	2,097

Total interest expense	3,404	3,504	6,585	6,973

Net interest income	10,783	9,953	20,393	19,644

Provision for loan losses	600	1,450	1,000	2,250

Net interest income after provision for loan losses	10,183	8,503	19,393	17,394

Noninterest income:
Service charges and other fees	2,485	2,667	4,767	5,169
Net gains on sales of loans	10	328	183	625
Net gains on sales of securities available for sale	—	—	11	91
Net gains on sales of repossessed assets	—	8	22	25
Commissions	190	186	369	321
Increase in cash surrender value of bank-owned life insurance	240	—	476	—
Other income	253	282	499	464

Total noninterest income	3,178	3,471	6,327	6,695

Noninterest expense:
Salaries and benefits	5,663	5,369	11,642	11,042
Software and equipment maintenance	521	838	1,207	1,625
Depreciation of furniture, software and equipment	737	793	1,498	1,591
FDIC insurance	398	342	673	848
Net loss on write-down of other real estate owned	1,109	10	1,512	19
Real estate owned expense	103	156	211	312
Service fees	126	182	249	398
Communications costs	250	200	464	472
Other operations expense	987	989	1,877	1,799
Occupancy	862	967	1,764	1,927
Professional and outside services	655	1,000	1,636	1,842
Net losses on sales of premises and equipment	5	—	5	—
Loan servicing	82	68	217	128
Marketing	111	214	316	468

Total noninterest expense	11,609	11,128	23,271	22,471

Income before income tax expense	1,752	846	2,449	1,618
Income tax expense	535	239	713	478

Net income	$1,217	$607	$1,736	$1,140

Earnings per share:
Basic	$0.11	$0.06	$0.16	$0.10	(1)

Diluted	$0.11	$0.06	$0.16	$0.10	(1)

(1)	The Company completed its mutual to stock conversion on January 20, 2010. The earnings per share for the six months ended June 30, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

					Accumulated
		Additional	Unallocated		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity

Balances at January 1, 2011	$119	$115,470	$(9,141)	$92,212	$(33)	$198,627
ESOP shares allocated, 19,044 shares	—	97	190	—	—	287
Stock purchased at cost, 240,830 shares	(2)	(3,614)	—	—	—	(3,616)
Share-based compensation expense	—	43	—	—	—	43
Comprehensive income:
Net income	—	—	—	1,736	—	1,736
Change in fair value of securities available for sale, net of reclassification to earnings of $(11) and income tax effect of $(2,163)	—	—	—	—	4,199	4,199

Total comprehensive income						5,935

Balances at June 30, 2011	$117	$111,996	$(8,951)	$93,948	$4,166	$201,276

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flow (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,736	$1,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,303	2,424
Provision for loan losses	1,000	2,250
Amortization of net premium on investments	1,717	901
Amortization and impairment of mortgage servicing rights	56	112
Net gain on sales of securities available for sale	(11)	(91)
Net gain on sales of loans	(183)	(625)
Proceeds from sales of loans held for sale	4,888	9,788
Loans originated for sale	(4,655)	(10,358)
Net loss on write-down of other real estate owned	1,512	19
Net loss on the disposition of premises and equipment	5	—
Net gain on sales of repossessed assets	(22)	(25)
Increase in cash surrender value of bank-owned life insurance	(476)	—
Federal Home Loan Bank stock dividends	(7)	(8)
ESOP compensation expense	287	217
Share-based compensation	43	—
Changes in operating assets and liabilities:
Accrued interest receivable	(518)	(422)
Other assets	307	2,840
Accrued interest payable and other liabilities	699	9,058

Net cash provided by operating activities	8,681	17,220

Cash flows from investing activities:
Securities available for sale:
Purchases	(340,815)	(164,867)
Proceeds from sales	71,782	1,734
Proceeds from maturities, calls and principal repayments	44,253	38,527
Purchases of other investments	(11,105)	—
Redemptions of other investments	606	258
Purchases of loans held for investment	—	(706)
Net increase in loans held for investment	(22,112)	(8,944)
Proceeds from sales of loans held for investment	20,745	24,840
Purchases of premises and equipment	(633)	(608)
Proceeds from sales of premises and equipment	30	—
Proceeds from sales of foreclosed assets	1,192	1,132
Proceeds from sales of other real estate owned	2,798	524

Net cash used in investing activities	(233,259)	(108,110)

Cash flows from financing activities:
Net decrease in deposits	(5,581)	(112,212)
Net increase (decrease) in Federal Home Loan Bank advances	211,000	(10,400)
Net increase in other secured borrowings	10,878	—
Proceeds from issuance of common stock	—	106,004
Purchase of common stock	(3,616)	—

Net cash provided by (used in) financing activities	212,681	(16,608)

Net decrease in cash and cash equivalents	(11,897)	(107,498)
Cash and cash equivalents, beginning of period	24,597	140,144

Cash and cash equivalents, end of period	$12,700	$32,646

Supplemental cash flow information:
Interest paid	$6,463	$6,950
Non-cash transactions:
Loans transferred to other real estate owned	$659	$1,378
Loans transferred to foreclosed assets	$3,208	$1,553
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2011. In management’s opinion, the interim data as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank.
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
In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. ASU 2011-02 is effective for periods ending on or after December 15, 2011, for loan modifications that occur on or after September 1, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In April 2011, the FASB issued ASU No. 2011-03, “Transfer and Servicing: Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective for the periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820, and requires additional fair value disclosures. ASU 2011-04 is effective for periods beginning after December 15, 2011. The amendments in this update are to be applied prospectively and early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for periods beginning after December 15, 2011. The amendments in this update are to be applied retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 3 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of June 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2011
U. S. government sponsored mortgage-backed securities	$274,707	$4,191	$(55)	$278,843
U. S. government sponsored collateralized mortgage obligations	259,423	3,892	(52)	263,263
Other equity securities	5,000	136	—	5,136

Total investment securities available for sale	$539,130	$8,219	$(107)	$547,242

December 31, 2010
U. S. government sponsored mortgage-backed securities	$150,678	$4,614	$(678)	$154,614
U. S. government sponsored collateralized mortgage obligations	149,336	1,914	(458)	150,792
Private-label collateralized mortgage obligations (residential)	3,349	47	—	3,396
Trust preferred securities	7,693	—	(3,773)	3,920
Other equity securities	5,000	84	—	5,084

Total investment securities available for sale	$316,056	$6,659	$(4,909)	$317,806

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Investment securities available for sale with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2011
U. S. government sponsored mortgage-backed securities	$21,414	$(55)	$—	$—	$21,414	$(55)
U. S. government sponsored collateralized mortgage obligations	14,209	(52)	—	—	14,209	(52)

	$35,623	$(107)	$—	$—	$35,623	$(107)

December 31, 2010
U. S. government sponsored mortgage-backed securities	$40,582	$(678)	$—	$—	$40,582	$(678)
U. S. government sponsored collateralized mortgage obligations	36,704	(458)	—	—	36,704	(458)
Trust preferred securities	—	—	3,920	(3,773)	3,920	(3,773)

	$77,286	$(1,136)	$3,920	$(3,773)	$81,206	$(4,909)

At June 30, 2011, the Company owned 205 investments of which 17 had unrealized losses. At December 31, 2010, the Company owned 238 investments of which 39 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on June 30, 2011 and December 31, 2010, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
The amortized cost and fair value of securities available for sale by contractual maturity at June 30, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due from one to five years	703	705
Due from five to ten years	16,049	16,938
Due after ten years	517,378	524,463
Equity securities	5,000	5,136

Total	$539,130	$547,242

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Investment securities with an amortized cost of $468.5 million and $242.5 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with a fair value of $65.3 million and $66.2 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure other borrowings.
Sales activity of securities available for sale for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Proceeds from sales of investment securities	$—	$—	$71,782	$1,734
Gross gains from sales of investment securities	—	—	2,922	91
Gross losses from sales of investment securities	—	—	(2,911)	—
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	June 30,	December 31,
	2011	2010
	(In thousands)
Residential Real Estate Loans:
One- to four-family	$261,645	$271,792
Home equity	24,482	26,670

Total residential real estate loans	286,127	298,462

Commercial Loans
Commercial real estate	88,313	87,887
Real estate construction	42,057	34,502
Commercial business	44,347	48,733

Total commercial loans	174,717	171,122

Consumer Loans:
Automobile, indirect	165,448	156,708
Automobile, direct	23,776	24,523
Unsecured	12,898	13,416
Other	5,413	5,287

Total consumer loans	207,535	199,934

Total loans	668,379	669,518

Plus (less):
Deferred fees and discounts	577	(161)
Allowance for loan losses	(8,638)	(8,932)

Total loans receivable, net	$660,318	$660,425

The Company originates real estate mortgage loans which are sold in the secondary market. The Company retains the servicing for residential mortgage loans that are sold to the Federal National Mortgage Association (“FNMA”). Mortgage loans serviced for FNMA are not included as assets on the consolidated balance sheets. The principal balances of the loans sold at June 30, 2011 and December 31, 2010 were $128.4 million and $122.5 million, respectively. Mortgage servicing rights associated with the mortgage loans serviced for FNMA totaled $1.4 million and $1.2 million at June 30, 2011 and December 31, 2010, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The following table presents loans identified as impaired by class of loans as of June 30, 2011 and December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
June 30, 2011
With no related allowance recorded:
One- to four-family	$6,684	$6,684	$—	$5,431	$113
Home equity	251	251	—	265	1
Commercial real estate	13,158	13,158	—	12,627	110
Real estate construction	298	298	—	298	—
Commercial business	1,224	1,224	—	1,252	32
Automobile, indirect	371	371	—	429	14
Automobile, direct	95	95	—	107	5
Unsecured	5	5	—	6	—
Other consumer	—	—	—	—	—

Impaired loans with no related allowance recorded	22,086	22,086	—	20,415	275

With an allowance recorded:
One- to four-family	$3,240	$3,240	$131	$3,258	$71
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	10,041	10,041	701	10,510	106
Commercial business	1,690	1,690	1,329	1,888	20
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other consumer	—	—	—	—	—

Impaired loans with an allowance recorded	14,971	14,971	2,161	15,656	197

Total	$37,057	$37,057	$2,161	$36,071	$472

December 31, 2010
With no related allowance recorded:
One- to four-family	$5,045	$5,045	$—	$4,732	$276
Home equity	210	210	—	222	13
Commercial real estate	9,241	9,241	—	10,441	141
Real estate construction	1,126	1,126	—	590	36
Commercial business	1,296	1,296	—	1,372	77
Automobile, indirect	628	628	—	748	46
Automobile, direct	123	123	—	180	18
Unsecured	6	6	—	6	1
Other consumer	1	1	—	1	—

Impaired loans with no related allowance recorded	17,676	17,676	—	18,292	608

With an allowance recorded:
One- to four-family	$3,272	$3,272	$131	$3,306	$85
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	10,352	10,352	701	1,546	24
Commercial business	2,025	2,025	1,477	978	46
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other consumer	—	—	—	—	—

Impaired loans with an allowance recorded	15,649	15,649	2,309	5,830	155

Total	$33,325	$33,325	$2,309	$24,122	$763

As of June 30, 2011 and December 31, 2010, no additional funds were committed to be advanced in connection with impaired loans.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Included in impaired loans as of June 30, 2011 and December 31, 2010 were troubled debt restructured loans of $32.5 million and $19.5 million, respectively.
The following table presents the recorded investment in non-accrual loans by class of loans as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(In thousands)
Residential Real Estate Loans:
One- to four-family	$1,999	$2,294
Home equity	204	230
Commercial Loans
Commercial real estate	7,738	5,587
Real estate construction	1,237	—
Commercial business	2,312	1,051
Consumer Loans:
Automobile, indirect	88	78
Automobile, direct	4	11

Total	$13,582	$9,251

There were no loans greater than 90 days past due that continued to accrue interest at June 30, 2011 or December 31, 2010.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans:

			Greater
	30-59	60-89	than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(In thousands)
At June 30, 2011
Residential real estate loans:
One- to four-family	$—	$645	$2,005	$2,650	$258,995	$261,645
Home equity	—	273	204	477	24,005	24,482
Commercial loans:
Commercial real estate	54	2,192	1,956	4,202	84,111	88,313
Real estate construction	126	—	298	424	41,633	42,057
Commercial business	50	685	—	735	43,612	44,347
Consumer loans:
Automobile, indirect	948	201	88	1,237	164,211	165,448
Automobile, direct	11	21	4	36	23,740	23,776
Unsecured	55	9	—	64	12,834	12,898
Other	12	—	—	12	5,401	5,413

Total loans	$1,256	$4,026	$4,555	$9,837	$658,542	$668,379

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

			Greater
	30-59	60-89	than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(In thousands)
At December 31, 2010
Residential real estate loans:
One- to four-family	$2,499	$—	$2,294	$4,793	$266,999	$271,792
Home equity	46	—	230	276	26,394	26,670
Commercial loans:
Commercial real estate	4,105	149	1,568	5,822	82,065	87,887
Real estate construction	—	—	—	—	34,502	34,502
Commercial business	—	359	—	359	48,374	48,733
Consumer loans:
Automobile, indirect	1,434	204	78	1,716	154,992	156,708
Automobile, direct	45	9	11	65	24,458	24,523
Unsecured	96	40	—	136	13,280	13,416
Other	78	—	—	78	5,209	5,287

Total loans	$8,303	$761	$4,181	$13,245	$656,273	$669,518

Our methodology for evaluating the adequacy of the allowance for loan losses consists of:
•	a specific loss component which is the allowance for impaired loans and
•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss.
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
Loans not meeting the criteria described above are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of June 30, 2011 and December 31, 2010:

	Commercial	Real Estate	Commercial	One-to Four-
	Real Estate	Construction	Business	Family	Total
	(In thousands)
June 30, 2011:
Pass	$69,124	$31,718	$37,191	$20,266	$158,299
Special Mention	1,675	—	2,824	—	4,499
Substandard	17,514	10,339	4,332	3,365	35,550
Doubtful	—	—	—	—	—

	$88,313	$42,057	$44,347	$23,631	$198,348

December 31, 2010:
Pass	$67,237	$23,024	$35,848	$24,282	$150,391
Special Mention	4,940	—	4,377	—	9,317
Substandard	15,710	11,478	8,508	3,272	38,968
Doubtful	—	—	—	—	—

	$87,887	$34,502	$48,733	$27,554	$198,676

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
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of June 30, 2011 and December 31, 2010:

	One-to	Home
	Four-Family	Equity	Total
	(In thousands)
June 30, 2011:
Prime	$219,967	$23,731	$243,698
Subprime	18,047	751	18,798

	$238,014	$24,482	$262,496

December 31, 2010:
Prime	$206,277	$25,879	$232,156
Subprime	37,961	791	38,752

	$244,238	$26,670	$270,908

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a sub-prime consumer loan as any loan to a borrower who has a credit score of less than 660 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of June 30, 2011 and December 31, 2010:

		Automobile,	Automobile,
Risk Tier	Credit Score	indirect	direct	Unsecured	Other	Total
		(In thousands)
At June 30, 2011:
A	720+	$75,121	$18,006	$10,002	$4,496	$107,625
B	690–719	44,316	2,568	1,651	443	48,978
C	660-689	30,419	1,769	971	303	33,462
D	659 and under	15,592	1,433	274	171	17,470

		$165,448	$23,776	$12,898	$5,413	$207,535

At December 31, 2010:
A	720+	$81,868	$18,853	$10,233	$4,510	$115,464
B	690–719	39,006	2,557	1,638	363	43,564
C	660-689	23,762	1,646	1,103	272	26,783
D	659 and under	12,072	1,467	442	142	14,123

		$156,708	$24,523	$13,416	$5,287	$199,934

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The following table presents the activity in the allowance for loan losses by portfolio segment based on impairment method for the three and six months ended June 30, 2011 and 2010:

	Residential
	Real Estate	Commercial	Consumer	Total
	(In thousands)
June 30, 2011:
Allowance for loan losses for the three months ended:
Beginning balance	$1,305	$4,813	$2,712	$8,830
Charge-offs	(68)	(181)	(631)	(880)
Recoveries of loans previously charged-off	1	21	66	88
Provision for loan losses	73	(385)	912	600

Ending balance	$1,311	$4,268	$3,059	$8,638

Allowance for loan losses for the six months ended:
Beginning balance	$1,365	$4,901	$2,666	$8,932
Charge-offs	(90)	(181)	(1,255)	(1,526)
Recoveries of loans previously charged-off	1	60	171	232
Provision for loan losses	35	(512)	1,477	1,000

Ending balance	$1,311	$4,268	$3,059	$8,638

Ending balance attributable to loans:
Individually evaluated for impairment	$131	$2,030	$—	$2,161
Collectively evaluated for impairment	1,180	2,238	3,059	6,477

Total ending balance	$1,311	$4,268	$3,059	$8,638

June 30, 2010:
Allowance for loan losses for the three months ended:
Beginning balance	$1,599	$4,563	$2,533	$8,695
Charge-offs	(71)	(1,667)	(485)	(2,223)
Recoveries of loans previously charged-off	1	2	78	81
Provision for loan losses	247	910	293	1,450

Ending balance	$1,776	$3,808	$2,419	$8,003

Allowance for loan losses for the six months ended:
Beginning balance	$1,477	$4,000	$2,851	$8,328
Charge-offs	(90)	(1,667)	(997)	(2,754)
Recoveries of loans previously charged-off	1	6	172	179
Provision for loan losses	388	1,469	393	2,250

Ending balance	$1,776	$3,808	$2,419	$8,003

Ending balance attributable to loans:
Individually evaluated for impairment	$131	$758	$—	$889
Collectively evaluated for impairment	1,645	3,050	2,419	7,114

Total ending balance	$1,776	$3,808	$2,419	$8,003

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The Company’s recorded investment in loans as of June 30, 2011, December 31, 2010 and June 30, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Residential
	Real Estate	Commercial	Consumer	Total
	(In thousands)
June 30, 2011:
Loans individually evaluated for impairment	$10,175	$26,411	$471	$37,057
Loans collectively evaluated for impairment	275,952	148,306	207,064	631,322

Total ending balance	$286,127	$174,717	$207,535	$668,379

December 31, 2010:
Loans individually evaluated for impairment	$8,527	$24,040	$758	$33,325
Loans collectively evaluated for impairment	289,935	147,082	199,176	636,193

Total ending balance	$298,462	$171,122	$199,934	$669,518

June 30, 2010:
Loans individually evaluated for impairment	$8,889	$13,779	$264	$22,932
Loans collectively evaluated for impairment	283,370	175,567	207,042	665,979

Total ending balance	$292,259	$189,346	$207,306	$688,911

NOTE 5 — Other Secured Borrowings
On July 24, 2007, the Company entered into a sale of securities under agreement to repurchase (“Repurchase Agreement”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreement is structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreement is treated as financing and the obligation to repurchase securities sold is included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $58.0 million in repurchase agreements outstanding at June 30, 2011 and December 31, 2010. These repurchase agreements were secured by investment securities with a fair value of $65.3 million and $66.2 million at June 30, 2011 and December 31, 2010, respectively.
Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $10.9 million at June 30, 2011. There were no federal funds purchased at December 31, 2010.

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
The ESOP purchased eight percent of the shares sold in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9.5 million. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561,000 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of June 30, 2011 and December 31, 2010). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.
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
As compensation expense is incurred, the unallocated ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital. Compensation expense recognized from the release of shares from the ESOP was $287,000 and $217,000 for the six months ended June 30, 2011 and 2010, respectively.
The ESOP shares as of June 30, 2011 were as follows:

Allocated shares	57,132
Unearned shares	895,068

Total ESOP shares	952,200

Fair value of unearned shares (in thousands)	$13,399

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
The net periodic pension cost for the three and six months ended June 30, 2011 and 2010 includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Interest cost on projected benefit obligation	$63	$60	$125	$119
Expected return on assets	(63)	(48)	(125)	(96)
Amortization of net loss	16	19	32	39

Net periodic pension cost	$16	$31	$32	$62

Share Based Compensation
At its annual meeting held May 24, 2011, the Company’s shareholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan which provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The Company records compensation cost for share-based payment transactions with employees in return for employment service. The 2011 Equity Incentive Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution by the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $20,000 for the six months ended June 30, 2011. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $23,000 for the six months ended June 30, 2011.
Restricted Stock
The restricted stock portion of the plan allows the Company to grant restricted stock to directors, advisory directors, officers and other employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Awarded shares to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Awarded shares to Director’s vest at a rate of 33.3% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Equity Incentive Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The Board of Directors’ Compensation Committee established a vesting period of five years, subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution are 476,100 at June 30, 2011, and 118,738 shares had been issued under the plan through June 30, 2011.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
A summary of changes in the Company’s nonvested restricted shares for the year follows:

		Weighted-
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested at January 1, 2011	—	$—
Granted	118,738	14.15
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2011	118,738	$14.15

As of June 30, 2011, there was $1.6 million of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plan. That expense is expected to be recognized over a weighted-average period of 4.2 years. At the grant date, the Company applied an estimated forfeiture rate of 33.91% based on the historical turnover rate.
Stock Options
The stock option portion of the plan pursuant to board resolution permits the grant of stock options to its officers, employees, and directors for up to 1,190,250 shares of common stock. Under the terms of the stock option plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than ten years after the grant date. The fair market value is the last sale price as quoted on the NASDAQ Stock Market on the date of grant. All stock options granted must vest over at least three and not over five years, subject to acceleration of vesting upon a change in control, death or disability. The Stock Option Plan became effective on May 24, 2011, and remains in effect for a term of ten years.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is 10 years, the expected term of the stock options is less because option restrictions do not permit recipients to sell or hedge their options. Management believes these restrictions encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees’ vesting behavior; therefore, the expected term of stock options is estimated using the average of the vesting period and contractual term. The Company does not have sufficient historical information about its own stock volatility; therefore the expected volatility is based on an average volatility of peer banks.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The weighted average fair value of each stock option granted during the six months ended 2011 was $5.73. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

Risk-free interest rate	2.30%
Expected term of stock options (years)	7.50
Expected stock price volatility	32.94%
Expected dividends	0%
Forfeiture rate	33.91%
A summary of activity in the stock option portion of the plan for 2011 follows:

Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2011	—	$—	—	$—
Granted	373,552	14.15	9.96	306,000
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2011	373,552	$14.15	9.96	$306,000

Fully vested and expected to vest	360,373	$14.15	9.96	$296,000

Exercisable at June 30, 2011	—	$—	—	$—

No stock options were exercised in 2011. As of June 30, 2011, there was $2.0 million of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 4.57 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of June 30, 2011.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 7 — Earnings Per Share
Basic earnings per share are computed by dividing income by the weighted average number of common shares outstanding for the period.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(Dollars in thousands, except per share data)

Basic
Earnings:
Net income	$1,217	$1,736

Shares:
Weighted average common shares outstanding	11,772,331	11,828,084
Less: Average unallocated ESOP shares	(898,242)	(903,003)

Average shares for basic earnings per share	10,874,089	10,925,081

Net income per common share, basic	$0.11	$0.16

Diluted
Earnings:
Net income	$1,217	$1,736

Shares:
Weighted average common shares outstanding for basic earnings per common share	10,874,089	10,925,081
Add: Dilutive effects of share-based compensation plan	163	82

Average shares for diluted earnings per share	10,874,252	10,925,163

Net income per common share, diluted	$0.11	$0.16

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010(1)
	(Dollars in thousands, except per share data)

Basic and diluted
Earnings:
Net income	$607	$1,140

Shares:
Weighted average common shares outstanding	11,902,500	11,902,500
Less: Average unallocated ESOP shares	(936,330)	(941,091)

Average shares	10,966,170	10,961,409

Net income per common share, basic and diluted	$0.06	$0.10

(1)
The Company completed its mutual to stock conversion on January 20, 2010. The earnings per share for the six months ended June 30, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.

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
Securities available for sale are valued at fair value on a recurring basis. The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Level 3 investments consisted of trust preferred securities at December 31, 2010, which are issued by financial institutions and insurance companies. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. There are currently very few market participants who are willing and/or able to transact for these securities.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total Fair Value at
	Fair Value Measurements at June 30, 2011, Using			June 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
U. S. government sponsored mortgage-backed securities	$—	$278,843	$—	$278,843
U. S. government sponsored collateralized mortgage obligations	—	263,263	—	263,263
Other equity securities	—	5,136	—	5,136

				Total Fair Value at
	Fair Value Measurements at December 31, 2010, Using			December 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
U.S. government sponsored mortgage-back securities	$—	$154,614	$—	$154,614
U.S. government sponsored collateralized mortgage obligations	—	150,792	—	150,792
Private-label collateralized mortgage obligations (residential)	—	3,396	—	3,396
Trust preferred securities	—	—	3,920	3,920
Other equity securities	—	5,084	—	5,084

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The table below presents a reconciliation and income statement classification of gains and losses for trust preferred securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

Securities
available for sale
(In thousands)

Beginning balance, January 1, 2011	$3,920
Sale of trust preferred securities	(7,673)
Total gains or losses (realized / unrealized):
Included in earnings:
Loss on sales of securities available for sale	2,911
Included in other comprehensive income
Change in unrealized gain on securities available for sale	862
Interest income on securities	2
Settlements	(22)

Ending balance, June 30, 2011	$—

The table below presents a reconciliation and income statement classification of gains and losses for trust preferred securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

Securities
available for sale
(In thousands)

Beginning balance, January 1, 2010	$5,604
Total gains or losses (realized / unrealized):
Included in other comprehensive income:
Change in unrealized gain on securities available for sale	15
Interest income on securities	147
Settlements	(41)

Ending balance, June 30, 2010	$5,725

No changes in unrealized gains or losses were recorded through earnings for the six months ended June 30, 2010 for the assets measured using significant unobservable inputs (Level 3 Inputs).
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Company’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. Therefore, the Company has categorized its impaired loans as Level 3. The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance of the allowance for possible loan losses based upon the fair value of the underlying collateral during the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
	(In thousands)

Carrying value of impaired loans	$1,875	$1,909
Specific valuation allowance	(1,329)	(578)

Fair Value	$546	$1,331

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are obtained through independent third-party valuations through an analysis of cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. At June 30, 2011 and December 31, 2010 the Company’s mortgage servicing rights were recorded at $1.4 million and $1.2 million, respectively.
Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned. Other real estate owned is carried at fair value less estimated selling costs (as determined by independent appraisal) within Level 3 of the fair value hierarchy. At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary. The fair value is reviewed periodically and subsequent write downs are made accordingly. The following table represents other real estate that was remeasured and reported at fair value as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(In thousands)

Carrying value of other real estate prior to remeasurement	$14,247	$13,590
Less: charge-offs recognized in the allowance for probable loan losses at initial acquisition	(6)	(2,168)
Less: subsequent write-downs included in net loss on write-down of other real estate owned	(1,512)	(128)
Less: sales of other real estate owned	(2,804)	(2,913)

Carrying value of remeasured real estate at end of period	$9,925	$8,381

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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010 were summarized as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$12,700	$12,700	$24,597	$24,597
Securities available for sale	547,242	547,242	317,806	317,806
Other investments	13,566	13,566	3,060	3,060
Loans held for sale	628	628	861	861
Loans, net	660,318	671,704	660,425	675,641
Mortgage servicing rights	1,361	1,361	1,242	1,242
Accrued interest receivable	3,987	3,987	3,469	3,469

Financial liabilities:
Deposits	$795,577	$799,666	$801,158	$804,998
Federal Home Loan Bank advances	252,000	254,325	41,000	42,244
Other secured borrowings	68,878	71,299	58,000	61,125
Accrued interest payable	1,052	1,052	930	930

Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
•
changes resulting from intense compliance and regulatory cost associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act and the elimination of the Office of Thrift Supervision as our primary regulator.

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
Until July 21, 2011, OmniAmerican Bancorp, Inc. and OmniAmerican Bank were regulated by the Office of Thrift Supervision. As of July 21, 2011, OmniAmerican Bancorp’s primary federal regulator is the Federal Reserve and OmniAmerican Bank’s primary federal regulator is the Office of the Comptroller of the Currency. While we don’t anticipate that the change in primary regulators will have a material impact on our operations, there can be no assurance that the interpretation by these agencies of the regulations governing our business will not be different than the Office of Thrift Supervision’s which may affect the manner in which we conduct our business in the future.
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
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations, and to a lesser extent municipal obligations, agency bonds and equity securities. We have in the past invested in trust preferred securities issued by third parties and private-label collateralized mortgage obligations. On March 22, 2011, as part of our new investment strategy, we sold our trust preferred securities and private-label collateralized mortgage obligations. We do not intend to invest in these types of securities in the future. At June 30, 2011, our investment securities portfolio had an amortized cost of $539.1 million.

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
Comparison of Financial Condition at June 30, 2011 and December 31, 2010
Assets. Total assets increased $219.6 million, or 19.8%, to $1.33 billion at June 30, 2011 from $1.11 billion at December 31, 2010. The increase was primarily the result of increases in securities classified as available for sale of $229.4 million and other investments of $10.5 million, partially offset by decreases in total cash and cash equivalents of $11.9 million and other real estate owned of $3.7 million.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $11.9 million, or 48.4%, to $12.7 million at June 30, 2011 from $24.6 million at December 31, 2010. The decrease in total cash and cash equivalents reflects $340.8 million in cash used to purchase securities classified as available for sale, $133.3 million in cash used to originate loans, and $11.1 million in cash used to purchase other investments. These decreases were partially offset by increases of $211.0 million in cash received from Federal Home Loan Bank advances, $116.0 million of proceeds from sales, principal repayments, and maturities of securities, $108.3 million in cash received from loan principal repayments, and $25.6 million of proceeds from the sales of loans. The sales of loans consisted of longer term (greater than 15 years) one- to four-family residential real estate loans, a real estate construction loan and a commercial business loan during the six months ended June 30, 2011.
Securities. Securities classified as available for sale increased $229.4 million, or 72.2%, to $547.2 million at June 30, 2011 from $317.8 million at December 31, 2010. The increase in securities classified as available for sale reflected purchases of $340.8 million during the six months ended June 30, 2011, of which $205.4 million was related to the implementation of an investment strategy which allowed us to utilize our excess capital to generate interest income. Due to the steepening of the yield curve, we were able to achieve a favorable interest rate margin between mortgage-backed securities investments and laddered maturity advances from the Federal Home Loan Bank, which is intended to provide increased earnings at a time when the relatively weak economy and our conservative underwriting standards resulted in an environment where it would not be prudent to aggressively originate loans. The investments purchased as part of the investment strategy are relatively short term fixed rate investments with an average duration of 3.99 years. In addition, $71.8 million in proceeds was generated from sales of securities, including the entire portfolio of trust preferred securities and private-label collateralized mortgage obligations. The proceeds from these sales were utilized to purchase $71.9 million in U. S. government sponsored mortgage-backed securities and collateralized mortgage obligations. Principal repayments and maturities totaled $44.2 million. At June 30, 2011, securities classified as available for sale consisted primarily of government-sponsored mortgage-backed securities, government-sponsored collateralized mortgage obligations, and other equity securities.

Other Investments. Other investments increased $10.5 million, or 338.7%, to $13.6 million at June 30, 2011 from $3.1 million at December 31, 2010. The increase in other investments during the six months ended June 30, 2011 reflected purchases of $9.4 million in Federal Home Loan Bank stock as a required investment associated with the additional $211.0 million in Federal Home Loan Bank advances incurred during the same time period. As part of our Community Reinvestment Act program, we purchased $1.8 million in qualified investments. The increase in other investments due to purchases was partially offset by principal repayments and maturities of $606,000.
Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, decreased $107,000, or less than 1.0%, to $660.3 million at June 30, 2011 from $660.4 million at December 31, 2010. One- to four-family residential real estate loans decreased $10.2 million, or 3.8%, to $261.6 million at June 30, 2011 from $271.8 million at December 31, 2010, as loan repayments of $24.0 million, sales of $18.9 million, and the reclassification of three single-family residential real estate loans with balances totaling $659,000 to other real estate owned were partially offset by $33.5 million in originations of one- to four-family residential real estate loans. The decrease in one- to four-family residential real estate loans was primarily due to continued weakness in the housing market in our market area. Real estate construction loans increased $7.6 million, or 22.0%, to $42.1 million at June 30, 2011 from $34.5 million at December 31, 2010, as new construction demonstrated slight signs of recovery in certain segments of the economy. Automobile loans (consisting of direct and indirect loans) increased $8.0 million, or 4.4%, to $189.2 million at June 30, 2011 from $181.2 million at December 31, 2010, related primarily to our refocused sales initiatives and competitive rate structure. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while containing the potential for risk of loss.
Allowance for Loan Losses. The allowance for loan losses decreased $294,000, or 3.3%, to $8.6 million at June 30, 2011 from $8.9 million at December 31, 2010. The allowance for loan losses represented 1.29% and 1.33% of total loans at June 30, 2011 and at December 31, 2010, respectively. Total loans decreased $1.1 million, or 0.2%, to $668.4 million at June 30, 2011 from $669.5 million at December 31, 2010. The decrease in the allowance for loan losses attributable to commercial business and commercial real estate loans was partially offset by an increase in the allowance for loan losses related to automobile loans. Included in the allowance for loan losses at June 30, 2011 were specific allowances for loan losses of $2.2 million related to eleven impaired loans with balances totaling $15.0 million. Impaired loans with balances totaling $22.1 million did not require specific allowances for loan losses at June 30, 2011. The allowance for loan losses at December 31, 2010 included specific allowances for loan losses of $2.3 million related to eight impaired loans with balances totaling $15.6 million. Impaired loans with balances totaling $17.7 million did not require specific allowances for loan losses at December 31, 2010. The balance of unimpaired loans increased $2.9 million, or 0.5%, to $639.1 million at June 30, 2011 from $636.2 million at December 31, 2010. The allowance for loan losses related to unimpaired loans decreased $146,000, or 2.2%, to $6.5 million at June 30, 2011 from $6.6 million at December 31, 2010.
The significant changes in the amount of the allowance for loan losses during the six months ended June 30, 2011 related to: (i) a $427,000 decrease in the allowance for loan losses attributable to commercial business loans resulting primarily from a $279,000 decrease in the general allowance for loan losses on unimpaired commercial business loans reflecting a decrease of $4.0 million, or 8.8%, in the total outstanding balance of unimpaired commercial business loans to $41.4 million at June 30, 2011 from $45.4 million at December 31, 2010, (ii) a $277,000 decrease in the general allowance for loan losses on unimpaired commercial real estate loans reflecting a decrease of $3.0 million, or 3.8%, in the total outstanding balance of unimpaired commercial real estate loans to $75.6 million at June 30, 2011 from $78.6 million at December 31, 2010; and (iii) a $344,000 increase in the general allowance for loan losses on automobile loans primarily due to an increase of $8.0 million, or 4.4%, in the total outstanding balance of automobile loans to $189.2 million at June 30, 2011 from $181.2 million at December 31, 2010 and an increase in net charge-offs to average automobile loans outstanding, to 0.90% at June 30, 2011 from 0.67% at December 31, 2010. Management also considered local economic factors and unemployment as well as the higher risk profile of commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.

Bank-Owned Life Insurance. During 2010, we purchased $20.0 million of life insurance policies on certain key employees to help offset costs associated with the Company’s compensation and benefit programs and to generate competitive investment yields. The policy premiums were invested in an insurance carrier which had a rating of A+ by Standard & Poor’s. As of June 30, 2011, the cash surrender value increased to $20.6 million from $20.1 million at December 31, 2010.
Deposits. Deposits decreased $5.6 million, or 0.7%, to $795.6 million at June 30, 2011 from $801.2 million at December 31, 2010. The decrease in deposits was primarily attributable to a decrease in certificates of deposits, partially offset by increases in checking and savings deposits. Certificates of deposit decreased $24.3 million, or 7.1%, to $318.7 million at June 30, 2011 from $343.0 million at December 31, 2010. The decrease in certificates of deposits resulted from rate sensitive customers whose certificates of deposit matured and were not renewed. Checking and savings deposits increased by $19.8 million, or 5.5%, to $377.2 million at June 30, 2011 from $357.4 million at December 31, 2010, reflecting our marketing efforts of these account products which included greater efforts to cross-sell these products to our borrowing customers.
Borrowings. Federal Home Loan Bank borrowings increased $211.0 million, or 514.6%, to $252.0 million at June 30, 2011 from $41.0 million at December 31, 2010. Additional borrowings were utilized in an investment strategy which allowed us to leverage our excess capital and benefit from the steep yield curve which provided a favorable interest rate margin between investment securities yields and rates on laddered maturity Federal Home Loan Bank advances. Other secured borrowings increased $10.9 million, or 18.8%, to $68.9 million at June 30, 2011 from $58.0 million at December 31, 2010. The increase was primarily attributable to federal funds purchased of $10.9 million at June 30, 2011. There were no federal funds purchased at December 31, 2010.
Stockholders’ Equity. At June 30, 2011, our stockholders’ equity was $201.3 million, an increase of $2.7 million, or 1.4%, from $198.6 million at December 31, 2010. This increase primarily reflected net income of $1.7 million for the six months ended June 30, 2011, an increase of $4.2 million in accumulated other comprehensive income (loss) to a gain of $4.2 million at June 30, 2011 compared to a loss of $33,000 at December 31, 2010, and the share-based compensation that was amortized. Partially offsetting this increase in stockholders’ equity was the repurchase of the Company’s common stock. The cost of repurchased shares at June 30, 2011 totaled $3.6 million representing the repurchases during the six months ended June 30, 2011 of 240,830 shares at an average cost of $15.02 per share, as part of the Company’s stock repurchase plan announced on January 26, 2011. The Company granted 373,552 options to purchase common stock during the second quarter resulting in share-based compensation for the three and six months ended June 30, 2011 of $23,000. The Company also granted 118,738 restricted shares of common stock resulting in share-based compensation for the three and six months ended June 30, 2011 of $20,000 at June 30, 2011.
Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010
General. Net income increased $610,000, or 100.5%, to $1.2 million for the three months ended June 30, 2011 from $607,000 for the prior year period. The increase in net income for the three months ended June 30, 2011 reflected a decrease in the provision for loan losses of $850,000 and an increase in net interest income of $830,000, partially offset by an increase in noninterest expense of $476,000, a decrease in noninterest income of $298,000, and an increase income tax expense of $296,000.

Interest Income. Interest income increased $730,000, or 5.4%, to $14.2 million for the three months ended June 30, 2011 from $13.5 million for the three months ended June 30, 2010. The increase resulted from a $203.6 million, or 19.8%, increase in the average balance of interest-earning assets to $1.24 billion for the three months ended June 30, 2011 from $1.03 billion for the three months ended June 30, 2010. Partially offsetting the increase in the average balance of interest-earning assets was a decrease of 62 basis points in our average yield on interest-earning assets to 4.59% for the three months ended June 30, 2011 from 5.21% for the three months ended June 30, 2010. The decrease in our average yield on interest-earning assets during the three months ended June 30, 2011 as compared to the prior year period was due to the continuing short-term market interest rate environment which has existed during the past two years.
Interest income on loans decreased $890,000, or 8.3%, to $9.8 million for the three months ended June 30, 2011 from $10.7 million for the three months ended June 30, 2010. The decrease resulted primarily from a decrease in the average balance of loans of $26.7 million, or 3.9%, to $666.3 million for the three months ended June 30, 2011 from $693.0 million for the three months ended June 30, 2010. In addition, the average yield on our loan portfolio decreased by 29 basis points to 5.87% for the three months ended June 30, 2011 from 6.16% for the three months ended June 30, 2010.
Interest income on investment securities increased $1.6 million, or 57.1%, to $4.4 million for the three months ended June 30, 2011 from $2.8 million for the three months ended June 30, 2010. The increase resulted primarily from a $235.8 million, or 74.7%, increase in the average balance of our securities portfolio to $551.3 million for the three months ended June 30, 2011 from $315.5 million for the three months ended June 30, 2010, due to increased purchases of securities, primarily U.S. government sponsored collateralized mortgage obligations. Partially offsetting the increase in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 35 basis points to 3.19% for the three months ended June 30, 2011 from 3.54% for the three months ended June 30, 2010.
Interest Expense. Interest expense decreased by $100,000, or 2.9%, to $3.4 million for the three months ended June 30, 2011 from $3.5 million for the three months ended June 30, 2010. The decrease resulted primarily from decreases in interest expense on deposits of $601,000, partially offset by an increase in interest expense on borrowed funds of $501,000. The average rate we paid on deposits decreased 35 basis points to 1.02% for the three months ended June 30, 2011 from 1.37% for the three months ended June 30, 2010. Partially offsetting the decrease in average rates paid on deposits was an increase in the average balance of interest-bearing deposits of $11.0 million, or 1.5%, to $729.8 million for the three months ended June 30, 2011 from $718.8 million for the three months ended June 30, 2010.
Interest expense on certificates of deposit decreased $290,000, or 15.3%, to $1.6 million for the three months ended June 30, 2011 from $1.9 million for the three months ended June 30, 2010. The average rate paid on certificates of deposit decreased 22 basis points to 1.93% for the three months ended June 30, 2011 from 2.15% for the three months ended June 30, 2010, reflecting the continuing low market interest rate environment. In addition, the average balance of certificates of deposit decreased $20.3 million, to $327.1 million for the three months ended June 30, 2011 from $347.4 million for the three months ended June 30, 2010.
Interest expense on borrowed funds increased by $501,000, or 50.1%, to $1.5 million for the three months ended June 30, 2011 from $1.0 million for the prior year period, primarily due to a $203.5 million increase in the average balance of Federal Home Loan Bank borrowings to $259.5 million for the three months ended June 30, 2011 from $56.0 million for the three months ended June 30, 2010. Partially offsetting the increase in the average balance was a decrease in the average rate paid on borrowed funds of 173 basis points to 1.92% for the three months ended June 30, 2011 from 3.65% for the three months ended June 30, 2010.

Net Interest Income. Net interest income increased by $830,000, or 8.3%, to $10.8 million for the three months ended June 30, 2011 from $10.0 million for the prior year period. The increase resulted primarily from a $235.8 million, or 74.7%, increase in the average balance of our securities portfolio to $551.3 million for the three months ended June 30, 2011 from $315.5 million for the three months ended June 30, 2010. The increase in income was partially offset by a 24 basis point decrease in our interest rate spread to 3.29% for the three months ended June 30, 2011 from 3.53% for the three months ended June 30, 2010. Our net interest margin decreased 57 basis points to 3.29% for the three months ended June 30, 2011 from 3.86% for the three months ended June 30, 2010. This decrease in the net interest margin resulted primarily from a change in the asset composition. The average yield on our securities portfolio was 3.19% for the three months ended June 30, 2011 and the average yield on our loan portfolio was 5.87% for the three months ended June 30, 2011. The securities portfolio has an average yield of 2.68% less than the loan portfolio, therefore as our securities portfolio increased in relation to our loan portfolio, the combined interest yield decreased. Partially offsetting the decrease in the yield on interest-earning assets was a decrease in our average yield on interest-bearing liabilities of 38 basis points to 1.30% for the three months ended June 30, 2011 from 1.68% for the three months ended June 30, 2010.
Provision for Loan Losses. We recorded a provision for loan losses of $600,000 for the three months ended June 30, 2011 compared to a provision for loan losses of $1.5 million for the three months ended June 30, 2010. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. The decrease in the provision for loan losses is deemed to be appropriate as credit quality trends have begun to stabilize and the loan portfolio has decreased. Total loans decreased $20.5 million, or 3.0%, to $668.4 million at June 30, 2011 from $688.9 million at June 30, 2010. Net charge-offs decreased $1.4 million, to $792,000 for the three months ended June 30, 2011 from $2.1 million for the three months ended June 30, 2010. Net charge-offs as a percentage of average loans outstanding was 0.48% for the three months ended June 30, 2011 compared to 1.24% for the three months ended June 30, 2010. The allowance for loan losses to total loans receivable increased to 1.29% at June 30, 2011 from 1.16% at June 30, 2010.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either June 30, 2011 or June 30, 2010. At June 30, 2011, non-performing loans totaled $13.6 million, or 2.03% of total loans, compared to $7.1 million, or 1.04% of total loans, at June 30, 2010. The allowance for loan losses as a percentage of non-performing loans decreased to 63.60% at June 30, 2011 from 113.02% at June 30, 2010.
Noninterest Income. Noninterest income decreased $298,000, or 8.5%, to $3.2 million for the three months ended June 30, 2011 from $3.5 million for the three months ended June 30, 2010. The decrease was primarily attributable to a $318,000 decrease in net gains on the sale of loans, and an $182,000 decrease in service charges and other fees, due primarily to a decrease in insufficient funds fee income. Partially offsetting this decrease in noninterest income was an increase in the cash surrender value of bank-owned life insurance of $240,000 from the purchase of life insurance policies on certain key employees in November 2010.
Noninterest Expense. Noninterest expense increased $476,000, or 4.3%, to $11.6 million for the three months ended June 30, 2011 from $11.1 million for the three months ended June 30, 2010. The increase was primarily attributable to a $1.1 million increase in net loss on write-down of other real estate owned and a $294,000 increase in salaries and benefits expense, partially offset by a $345,000 decrease in professional and outside services and a $317,000 decrease in software and equipment maintenance. The increase in net loss on write-down of other real estate owned was primarily due to decreases in the valuation of the properties held as real estate owned. The increase in salaries and benefits expense is primarily due to higher health insurance expense, increase in lending staff, annual salary increases, and compensation costs related to the employee stock ownership plan. The decrease in professional and outside services expense related primarily to refunds received and a reduction in rates charged for services provided by our debit card vendor as a result of a contract renegotiation. The decrease in software and equipment maintenance expense related primarily to savings from a new annual contract negotiated with our ATM servicing contractor.

Income Tax Expense. Income tax expense was $535,000 for the three months ended June 30, 2011 compared to $239,000 for the same period in 2010. Our effective tax rate was 30.48% for the three months ended June 30, 2011 compared to 28.25% for the three months ended June 30, 2010. The increase in the effective tax rate is attributable to an increase in expense related to the Texas state margin tax, partially offset by an increase in nontaxable income from the increase in the cash surrender value of bank-owned life insurance.
Analysis of Net Interest Income — Three Months Ended June 30, 2011 and 2010
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended June 30,
	2011			2010
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$666,361	$9,785	5.87%	$693,031	$10,675	6.16%
Taxable investment securities available for sale	551,289	4,392	3.19	311,053	2,753	3.54
Nontaxable investment securities available for sale	—	—	—	4,442	12	1.08 (2)
Cash and cash equivalents	4,895	5	0.41	20,123	14	0.28
Other	13,402	5	0.15	3,679	3	0.33

Total interest-earning assets	1,235,947	14,187	4.59	1,032,328	13,457	5.21
Noninterest-earning assets	103,304			82,538

Total assets	$1,339,251			$1,114,866

Interest-bearing liabilities:
Interest-bearing demand	$80,161	$41	0.20%	$74,636	$72	0.39%
Savings accounts	220,575	141	0.26	207,592	309	0.60
Money market accounts	101,992	104	0.41	89,194	216	0.97
Certificates of deposit	327,053	1,576	1.93	347,352	1,866	2.15

Total interest-bearing deposits	729,781	1,862	1.02	718,774	2,463	1.37
Federal Home Loan Bank advances	259,527	808	1.25	56,000	525	3.75
Other secured borrowings	61,171	734	4.80	58,000	516	3.56

Total interest-bearing liabilities	1,050,479	3,404	1.30	832,774	3,504	1.68
Noninterest-bearing liabilities(3)	88,684			83,021

Total liabilities	1,139,163			915,795
Equity	200,088			199,071

Total liabilities and equity	$1,339,251			$1,114,866

Net interest income		$10,783			$9,953

Interest rate spread (4)			3.29%			3.53%
Net interest-earning assets (5)	$185,468			$199,554

Net interest margin (6)			3.49%			3.86%
Average interest-earning assets to interest-bearing liabilities	117.66%			123.96%

(1)	Annualized.

(2)	The tax equivalent yield of nontaxable investment securities was 1.64% for the three months ended June 30, 2010, assuming a marginal tax rate of 34%.

(3)	Includes noninterest-bearing deposits.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$(411)	$(479)	$(890)
Taxable investment securities available for sale	2,126	(487)	1,639
Nontaxable investment securities available for sale	(12)	—	(12)
Cash and cash equivalents	(11)	2	(9)
Other	8	(6)	2

Total interest-earning assets	$1,700	$(970)	$730

Interest-bearing liabilities:
Interest-bearing demand	$5	$(36)	$(31)
Savings accounts	19	(187)	(168)
Money market accounts	31	(143)	(112)
Certificates of deposit	(109)	(181)	(290)

Total interest-bearing deposits	(54)	(547)	(601)
Federal Home Loan Bank advances	1,908	(1,625)	283
Other secured borrowings	28	190	218

Total interest-bearing liabilities	$1,882	$(1,982)	$(100)

Change in net interest income	$(182)	$1,012	$830

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010
General. Net income increased $596,000, or 54.2%, to $1.7 million for the six months ended June 30, 2011 from $1.1 million for the prior year period. The increase in net income for the six months ended June 30, 2011 reflected a decrease in the provision for loan losses of $1.3 million and an increase in net interest income of $749,000, partially offset by an increase in noninterest expense of $795,000, a decrease in noninterest income of $373,000, and increase in income tax expense of $235,000.
Interest Income. Interest income increased $361,000, or 1.4%, to $27.0 million for the six months ended June 30, 2011 from $26.6 million for the six months ended June 30, 2010. The increase resulted from a $122.1 million, or 12.0%, increase in the average balance of interest-earning assets to $1.14 billion for the six months ended June 30, 2011 from $1.02 billion for the six months ended June 30, 2010. Partially offsetting the increase in the average yield on interest-earning assets was a decrease of 49 basis points in our average yield on interest-earning assets to 4.72% for the six months ended June 30, 2011 from 5.21% for the six months ended June 30, 2010. The decrease in our average yield on interest-earning assets during the six months ended June 30, 2011 as compared to the prior year period was due to the continuing short-term market interest rate environment which has existed during the past two years.

Interest income on loans decreased $1.4 million, or 6.6%, to $19.9 million for the six months ended June 30, 2011 from $21.3 million for the six months ended June 30, 2010. The decrease resulted primarily from a decrease in the average balance of loans of $28.0 million, or 4.0%, to $666.0 million for the six months ended June 30, 2011 from $694.0 million for the six months ended June 30, 2010. In addition, the average yield on our loan portfolio decreased by 17 basis points to 5.97% for the six months ended June 30, 2011 from 6.14% for the six months ended June 30, 2010.
Interest income on investment securities increased $1.8 million, or 34.0%, to $7.1 million for the six months ended June 30, 2011 from $5.3 million for the six months ended June 30, 2010. The increase resulted primarily from a $161.7 million, or 55.7%, increase in the average balance of our securities portfolio to $451.8 million for the six months ended June 30, 2011 from $290.1 million for the six months ended June 30, 2010, due to increased purchases of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations. The purchases were a part of an investment leveraging strategy described above. Partially offsetting the increase in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 52 basis points to 3.13% for the six months ended June 30, 2011 from 3.65% for the six months ended June 30, 2010.
Interest Expense. Interest expense decreased by $388,000, or 5.5%, to $6.6 million for the six months ended June 30, 2011 from $7.0 million for the six months ended June 30, 2010. The decrease resulted primarily from decreases in interest expense on deposits of $1.0 million, partially offset by an increase in interest expense on borrowed funds of $640,000. The average rate we paid on deposits decreased 32 basis points to 1.06% for the six months ended June 30, 2011 from 1.38% for the six months ended June 30, 2010. Partially offsetting the decrease in average rates paid on deposits was an increase in the average balance of interest-bearing deposits of $21.1 million, or 3.0%, to $727.6 million for the six months ended June 30, 2011 from $706.5 million for the six months ended June 30, 2010.
Interest expense on certificates of deposit decreased $458,000, or 12.4%, to $3.2 million for the six months ended June 30, 2011 from $3.7 million for the six months ended June 30, 2010. The average rate paid on certificates of deposit decreased 23 basis points to 1.94% for the six months ended June 30, 2011 from 2.17% for the six months ended June 30, 2010, reflecting the continuing low market interest rate environment. In addition, the average balance of certificates of deposit decreased by $6.2 million, to $332.7 million for the six months ended June 30, 2011 from $338.9 million for the six months ended June 30, 2010.
Interest expense on borrowed funds increased by $640,000, or 30.5%, to $2.7 million for the six months ended June 30, 2011 from $2.1 million for the prior year period primarily due to a $116.8 million increase in the average balance of Federal Home Loan Bank borrowings to $174.1 million for the six months ended June 30, 2011 from $57.3 million for the six months ended June 30, 2010. Partially offsetting the increase in the average balance of Federal Home Loan Bank borrowings was a decrease on the average rate paid on Federal Home Loan Bank borrowings of 224 basis points to 1.47% for the six months ended June 30, 2011 from 3.71% for the six months ended June 30, 2010.
Net Interest Income. Net interest income increased by $749,000, or 3.8%, to $20.4 million for the six months ended June 30, 2011 from $19.6 million for the prior year period. The increase resulted primarily from a $161.7 million, or 55.7%, increase in the average balance of our securities portfolio to $451.8 million for the six months ended June 30, 2011 from $290.1 million for the six months ended June 30, 2010. The increase in income was partially offset by a 16 basis point decrease in our interest rate spread to 3.35% for the six months ended June 30, 2011 from 3.51% for the six months ended June 30, 2010. Our net interest margin decreased 28 basis points to 3.57% for the six months ended June 30, 2011 from 3.85% for the six months ended June 30, 2010. This decrease in the net interest margin resulted primarily from a change in the asset composition. The average yield on our securities portfolio was 3.13% for the six months ended June 30, 2011 and the average yield on our loan portfolio was 5.97% for the six months ended June 30, 2011. The securities portfolio has an average yield of 2.84% less than the loan portfolio, therefore as our securities portfolio increased in relation to our loan portfolio, the combined interest yield decreased. Partially offsetting the decrease in the yield on interest-earning assets was a decrease in our average yield on interest-bearing liabilities of 33 basis points to 1.37% for the six months ended June 30, 2011 from 1.70% for the six months ended June 30, 2010.

Provision for Loan Losses. We recorded a provision for loan losses of $1.0 million for the six months ended June 30, 2011 compared to a provision for loan losses of $2.3 million for the six months ended June 30, 2010. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. The decrease in the provision for loan losses is deemed to be appropriate as credit quality trends have begun to stabilize and the loan portfolio has decreased. Total loans decreased $20.5 million, or 3.0%, to $668.4 million at June 30, 2011 from $688.9 million at June 30, 2010. Net charge-offs decreased $1.3 million to $1.3 million for the six months ended June 30, 2011 from $2.6 million for the six months ended June 30, 2010. Net charge-offs as a percentage of average loans outstanding was 0.38% for the six months ended June 30, 2011 compared to 0.75% for the six months ended June 30, 2010. The allowance for loan losses to total loans receivable increased to 1.29% at June 30, 2011 from 1.16% at June 30, 2010.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either June 30, 2011 or June 30, 2010. At June 30, 2011, non-performing loans totaled $13.6 million, or 2.0% of total loans, compared to $7.1 million, or 1.04% of total loans, at June 30, 2010. The allowance for loan losses as a percentage of non-performing loans decreased to 63.60% at June 30, 2011 from 113.02% at June 30, 2010.
Noninterest Income. Noninterest income decreased $373,000, or 5.6%, to $6.3 million for the six months ended June 30, 2011 from $6.7 million for the six months ended June 30, 2010. The decrease was primarily attributable to a $442,000 decrease in net gains on the sale of loans and a $402,000 decrease in service charges and other fees, due primarily to a decrease in insufficient funds fee income. Partially offsetting this decrease in noninterest income was an increase in the cash surrender value of bank-owned life insurance of $476,000 from the purchase of life insurance policies on certain key employees in November 2010.
Noninterest Expense. Noninterest expense increased $795,000, or 3.5%, to $23.3 million for the six months ended June 30, 2011 from $22.5 million for the six months ended June 30, 2010. The increase was primarily attributable to increases in net loss on write-down of other real estate owned of $1.5 million and salaries and benefits expense of $601,000, partially offset by decreases in software and equipment maintenance of $417,000, professional and outside services expense of $206,000, and the FDIC insurance assessment of $175,000. The increase in net loss on write-down of other real estate owned was primarily due to decreases in the valuation of the properties held as real estate owned. The increase in salaries and benefits expense is primarily due to higher health insurance expense, increase in lending staff, annual salary increases, and compensation costs related to the employee stock ownership plan, partially offset by decreases in commission and incentive expense. The decrease in professional and outside services related primarily to refunds received and a reduction in rates charged for services provided by our debit card vendor as a result of a contract renegotiation. The decrease in software and equipment maintenance expense related primarily to savings from a new annual contract negotiated with our ATM servicing contractor. The decrease in the FDIC insurance premium expense was primarily attributable to a decrease in the general assessment rate applied to our insured deposits.

Income Tax Expense. Income tax expense was $713,000 for the six months ended June 30, 2011 compared to $478,000 for the same period in 2010. Our effective tax rate was 29.11% for the six months ended June 30, 2011 compared to 29.54% for the six months ended June 30, 2010. The decrease in the effective tax rate is primarily attributable to a $476,000 increase in nontaxable income from the increase in the cash surrender value of bank-owned life insurance for six months ended June 30, 2011 compared to prior year period.
Analysis of Net Interest Income — Six Months Ended June 30, 2011 and 2010
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Six Months Ended June 30,
	2011			2010
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$666,008	$19,890	5.97%	$693,997	$21,317	6.14%
Taxable investment securities available for sale	451,757	7,066	3.13	285,590	5,214	3.65
Nontaxable investment securities available for sale	—	—	—	4,492	25	1.11 (2)
Cash and cash equivalents	16,086	15	0.19	33,010	45	0.27
Other	9,093	7	0.15	3,764	16	0.85

Total interest-earning assets	1,142,944	26,978	4.72	1,020,853	26,617	5.21
Noninterest-earning assets	104,617			85,219

Total assets	$1,247,561			$1,106,072

Interest-bearing liabilities:
Interest-bearing demand	$77,977	$91	0.23%	$72,762	$158	0.43%
Savings accounts	215,425	307	0.29	204,760	603	0.59
Money market accounts	101,528	231	0.46	90,116	438	0.97
Certificates of deposit	332,674	3,219	1.94	338,867	3,677	2.17

Total interest-bearing deposits	727,604	3,848	1.06	706,505	4,876	1.38
Federal Home Loan Bank advances	174,105	1,278	1.47	57,302	1,063	3.71
Other secured borrowings	59,641	1,459	4.89	58,000	1,034	3.57

Total interest-bearing liabilities	961,350	6,585	1.37	821,807	6,973	1.70
Noninterest-bearing liabilities(3)	86,579			103,059

Total liabilities	1,047,929			924,866
Equity	199,632			181,206

Total liabilities and equity	$1,247,561			$1,106,072

Net interest income		$20,393			$19,644

Interest rate spread (4)			3.35%			3.51%
Net interest-earning assets (5)	$181,594			$199,046

Net interest margin (6)			3.57%			3.85%
Average interest-earning assets to interest-bearing liabilities	118.89%			124.22%

(1)	Annualized.

(2)	The tax equivalent yield of nontaxable investment securities was 1.69% for the six months ended June 30, 2010, assuming a marginal tax rate of 34%.

(3)	Includes noninterest-bearing deposits.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$(860)	$(567)	$(1,427)
Taxable investment securities available for sale	3,034	(1,182)	1,852
Nontaxable investment securities available for sale	(25)	—	(25)
Cash and cash equivalents	(23)	(7)	(30)
Other	23	(32)	(9)

Total interest-earning assets	$2,149	$(1,788)	$361

Interest-bearing liabilities:
Interest-bearing demand	$11	$(78)	$(67)
Savings accounts	31	(327)	(296)
Money market accounts	55	(262)	(207)
Certificates of deposit	(67)	(391)	(458)

Total interest-bearing deposits	30	(1,058)	(1,028)
Federal Home Loan Bank advances	2,167	(1,952)	215
Other secured borrowings	29	396	425

Total interest-bearing liabilities	$2,226	$(2,614)	$(388)

Change in net interest income	$(77)	$826	$749

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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $12.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $547.2 million at June 30, 2011. On that date, we had $252.0 million in Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $402.0 million.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At June 30, 2011, we had $38.6 million in commitments to extend credit. Included in these commitments to extend credit, were $30.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2011 totaled $186.0 million, or 23.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Generally, our primary investing activity is originating loans. During the six months ended June 30, 2011, we originated $133.3 million of loans. In addition, we purchased $340.8 million of securities classified as available for sale during the six months ended June 30, 2011.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Total deposits decreased $5.6 million for the six months ended June 30, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances increased by $211.0 million for the six months ended June 30, 2011. At June 30, 2011, we had the ability to borrow up to $664.9 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $27.5 million in federal funds lines with other financial institutions at June 30, 2011. We also have a line of credit with the Federal Reserve Bank of Dallas which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At June 30, 2011, the borrowing limit for this line of credit was $188.8 million.

OmniAmerican Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, OmniAmerican Bank exceeded all regulatory capital requirements. OmniAmerican Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at June 30, 2011 and December 31, 2010.

			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated as of June 30, 2011
Total risk-based capital to risk-weighted assets	$197,353	26.44%	$59,708	8.00%	$74,636	10.00%
Tier I risk-based capital to risk-weighted assets	190,876	25.57%	29,854	4.00%	44,781	6.00%
Tier I (Core) capital to adjusted total assets	190,876	14.49%	52,707	4.00%	65,883	5.00%
OmniAmerican Bank as of June 30, 2011
Total risk-based capital to risk-weighted assets	$173,785	23.28%	$59,718	8.00%	$74,647	10.00%
Tier I risk-based capital to risk-weighted assets	167,308	22.41%	29,859	4.00%	44,788	6.00%
Tier I (Core) capital to adjusted total assets	167,308	12.70%	52,711	4.00%	65,889	5.00%
Consolidated as of December 31, 2010
Total risk-based capital to risk-weighted assets	$198,366	27.86%	$56,958	8.00%	$71,197	10.00%
Tier I risk-based capital to risk-weighted assets	191,743	26.93%	28,479	4.00%	42,718	6.00%
Tier I (Core) capital to adjusted total assets	191,743	17.40%	44,078	4.00%	55,097	5.00%
OmniAmerican Bank as of December 31, 2010
Total risk-based capital to risk-weighted assets	$170,526	23.95%	$56,965	8.00%	$71,207	10.00%
Tier I risk-based capital to risk-weighted assets	163,903	23.02%	28,483	4.00%	42,724	6.00%
Tier I (Core) capital to adjusted total assets	163,903	14.88%	44,065	4.00%	55,082	5.00%
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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
		More than	More than
	One year or	one year to	three years to	More than
	less	three years	five years	five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$130,000	$161,000	$19,000	$—	$310,000
Operating leases	486	934	744	1,350	3,514
Certificates of deposit	185,963	108,299	24,448	—	318,710

Total contractual obligations	$316,449	$270,233	$44,192	$1,350	$632,224

Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$7,729	$—	$—	$—	$7,729
Unused lines of credit (2)	—	—	—	—	30,845

Total loan commitments	$7,729	$	$	$	$38,574

Total contractual obligations and loan commitments	$324,178	$270,233	$44,192	$1,350	$670,798

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

(2)	Since lines of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
(i)	sell the long-term, fixed-rate one- to four-family residential mortgage loans (terms greater than 15 years) that we originate into the secondary mortgage market;
(ii)	lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Dallas;
(iii)	invest in shorter- to medium-term securities;
(iv)	originate commercial business and consumer loans, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in larger noninterest-bearing demand deposit accounts;
(v)	maintain adequate levels of capital; and
(vi)	evaluate the performance of the leveraging strategy by utilizing our internal measuring and monitoring systems which includes interest rate sensitivity analysis.

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

The table below sets forth, as of March 31, 2011 (the most recent date available), the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2011
				NPV as a Percentage of
				Present Value of Assets(3)
Change in		Estimated Increase			Increase
Interest Rates	Estimated	(Decrease) in NPV			(Decrease)
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)
+300	$141,495	$(71,331)	(33.52)%	11.01%	(434)
+200	167,157	(45,669)	(21.46)%	12.66%	(269)
+100	191,302	(21,524)	(10.11)%	14.13%	(122)
0	212,826	—	—	15.35%	—
-100	231,773	18,947	8.90%	16.39%	104

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The Office of Thrift Supervision model illustrates the change in the economic value of our assets and liabilities at March 31, 2011 assuming an immediate change in interest rates. The table above indicates that at March 31, 2011, under the Office of Thrift Supervision model, in the event of a 200 basis point increase in interest rates, we would experience a 21.46% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience an 8.90% increase in net portfolio value.
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

The following table presents our internal calculations of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous changes in the interest rate yield curve as of June 30, 2011:

At June 30, 2011
				NPV as a Percentage of
				Present Value of Assets(3)		Net Interest Income
							Increase (Decrease) in
Change in		Estimated Increase			Increase	Estimated	Estimated Net Interest
Interest Rates	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)

+300	$181,171	$(57,563)	(24.11)%	13.76%	333	$39,983	$(4,583)	(10.28)%
+200	202,359	(36,375)	(15.24)%	15.04%	205	42,478	(2,088)	(4.69)%
+100	221,726	(17,008)	(7.12)%	16.16%	93	44,284	(282)	(0.63)%
0	238,734	—	—	17.09%	—	44,566	—	—
-100	241,661	2,927	1.23%	17.17%	8	40,826	(3,740)	(9.16)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at June 30, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 15.24% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 1.23% increase in net portfolio value.
Net Interest Income. As of June 30, 2011, using our internal interest rate risk model, we estimated that our net interest income for the six months ended June 30, 2011 would decrease by 4.69% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 9.16% in the event of an instantaneous 100 basis point decrease in market interest rates. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended June 30, 2011.

			(c)	(d)
			Total Number of	Maximum Number
	(a)		Shares Purchased	of Shares That May
	Total Number	(b)	as Part of Publicly	Yet Be Purchased
	of Shares	Average Cost	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs (1)	Program (1)
April 1, 2011 through April 30, 2011	—	$—	—	532,100
May 1, 2011 through May 31, 2011	136,486	14.89	136,486	395,614
June 1, 2011 through June 30, 2011	41,319	14.37	41,319	354,295

Total	177,805	$14.77	177,805	354,295

(1)	On January 25, 2011, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to 595,125 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIAMERICAN BANCORP, INC. (Registrant)
Date: August 4, 2011	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: August 4, 2011	/s/ Deborah B. Wilkinson
Deborah B. Wilkinson
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.5	Form of Employee Stock Option Award

10.6	Form of Employee Restricted Stock Award

10.7	Form of Director Stock Option Award

10.8	Form of Director Restricted Stock Award

31.1	Certification of Tim Carter, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32
Certification of Tim Carter, President and Chief Executive Officer, and Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document