Form 10-Q
period 2011-09-30
OmniAmerican Bancorp, Inc.
filed 2011-11-04
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
(817) 367-4640

(Telephone Number, including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
There were 11,272,375 shares of Common Stock, par value $0.01 per share, issued and outstanding as of November 4, 2011.

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2011	2010
ASSETS

Cash and due from financial institutions	$15,668	$12,842
Short-term interest-earning deposits in other financial institutions	15,430	11,755

Total cash and cash equivalents	31,098	24,597

Investments:
Securities available for sale	527,768	317,806
Other	13,577	3,060
Loans held for sale	975	861

Loans, net of deferred fees and discounts	673,970	669,357
Less allowance for loan losses	(8,489)	(8,932)

Loans, net	665,481	660,425
Premises and equipment, net	45,118	47,665
Bank-owned life insurance	20,796	20,078
Other real estate owned	9,318	14,793
Mortgage servicing rights	1,180	1,242
Deferred tax asset, net	1,212	6,935
Accrued interest receivable	3,869	3,469
Other assets	6,765	7,488

Total assets	$1,327,157	$1,108,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$75,602	$74,583
Interest-bearing	730,320	726,575

Total deposits	805,922	801,158

Federal Home Loan Bank advances	247,000	41,000
Other secured borrowings	58,000	58,000
Accrued expenses and other liabilities	14,188	9,634

Total liabilities	1,125,110	909,792

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,272,375 shares issued and outstanding at September 30, 2011 and 11,902,500 shares issued and outstanding at December 31, 2010	113	119
Additional paid-in capital	106,588	115,470
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 885,546 shares at September 30, 2011 and 914,112 shares at December 31, 2010	(8,856)	(9,141)
Retained earnings	94,981	92,212
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	10,409	1,155
Unrealized loss on pension plan, net of income taxes	(1,188)	(1,188)

Total accumulated other comprehensive income (loss)	9,221	(33)

Total stockholders’ equity	202,047	198,627

Total liabilities and stockholders’ equity	$1,327,157	$1,108,419

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest income:
Loans, including fees	$9,806	$10,705	$29,696	$32,022
Securities — taxable	3,886	2,831	10,974	8,106
Securities — nontaxable	—	6	—	31

Total interest income	13,692	13,542	40,670	40,159

Interest expense:
Deposits	1,755	2,393	5,603	7,269
Borrowed funds	1,519	1,183	4,256	3,280

Total interest expense	3,274	3,576	9,859	10,549

Net interest income	10,418	9,966	30,811	29,610

Provision for loan losses	550	2,750	1,550	5,000

Net interest income after provision for loan losses	9,868	7,216	29,261	24,610

Noninterest income:
Service charges and other fees	2,280	2,578	7,047	7,747
Net gains on sales of loans	380	455	563	1,080
Net gains on sales and calls of securities available for sale	—	13	11	104
Net losses on sales of premises and equipment	(1)	—	(6)	—
Net losses on sales of repossessed assets	(413)	(40)	(391)	(15)
Commissions	246	162	615	483
Increase in cash surrender value of bank-owned life insurance	242	—	718	—
Other income	159	283	658	747

Total noninterest income	2,893	3,451	9,215	10,146

Noninterest expense:
Salaries and benefits	5,815	4,971	17,457	16,013
Software and equipment maintenance	596	575	1,803	2,200
Depreciation of furniture, software and equipment	638	793	2,136	2,384
FDIC insurance	190	434	863	1,282
Net loss on write-down of other real estate owned	714	48	2,226	67
Real estate owned expense	176	255	387	567
Service fees	125	150	374	548
Communications costs	230	165	694	637
Other operations expense	868	941	2,745	2,740
Occupancy	911	917	2,675	2,844
Professional and outside services	823	989	2,459	2,831
Loan servicing	94	71	311	199
Marketing	130	201	446	669

Total noninterest expense	11,310	10,510	34,576	32,981

Income before income tax expense	1,451	157	3,900	1,775
Income tax expense (benefit)	418	(44)	1,131	434

Net income	$1,033	$201	$2,769	$1,341

Earnings per share:
Basic	$0.10	$0.02	$0.26	$0.11	(1)

Diluted	$0.10	$0.02	$0.26	$0.11	(1)

(1)	The Company completed its mutual to stock conversion on January 20, 2010. The earnings per share for the nine months ended September 30, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

					Accumulated
		Additional	Unallocated		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity

Balances at January 1, 2011	$119	$115,470	$(9,141)	$92,212	$(33)	$198,627
ESOP shares allocated, 28,566 shares	—	138	285	—	—	423
Stock purchased at cost, 630,125 shares	(6)	(9,179)	—	—	—	(9,185)
Share-based compensation expense	—	159	—	—	—	159
Comprehensive income:
Net income	—	—	—	2,769	—	2,769
Change in fair value of securities available for sale, net of reclassification to earnings of $(11) and income tax effect of $4,767	—	—	—	—	9,254	9,254

Total comprehensive income						12,023

Balances at September 30, 2011	$113	$106,588	$(8,856)	$94,981	$9,221	$202,047

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flow (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,769	$1,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,349	3,632
Provision for loan losses	1,550	5,000
Amortization of net premium on investments	2,895	1,651
Amortization and impairment of mortgage servicing rights	322	294
Net gains on sales of securities available for sale	(11)	(104)
Net gains on sales of loans	(563)	(1,080)
Proceeds from sales of loans held for sale	7,370	11,915
Loans originated for sale	(7,484)	(12,100)
Net losses on write-down of other real estate owned	2,226	67
Net losses on sales of premises and equipment	6	—
Net losses on sales of repossessed assets	391	15
Increase in cash surrender value of bank-owned life insurance	(718)	—
Federal Home Loan Bank stock dividends	(18)	(12)
ESOP compensation expense	423	325
Share-based compensation	159	—
Changes in operating assets and liabilities:
Accrued interest receivable	(400)	(231)
Other assets	1,380	5,499
Accrued interest payable and other liabilities	4,554	7,566

Net cash provided by operating activities	18,200	23,778

Cash flows from investing activities:
Securities available for sale:
Purchases	(340,814)	(231,383)
Proceeds from sales	71,782	1,734
Proceeds from maturities, calls and principal repayments	70,207	79,892
Purchases of other investments	(11,105)	—
Redemptions of other investments	606	258
Purchases of loans held for investment	—	(1,108)
Net increase in loans held for investment	(32,980)	(19,468)
Proceeds from sales of loans held for investment	22,634	37,892
Purchases of premises and equipment	(838)	(1,045)
Proceeds from sales of premises and equipment	30	—
Proceeds from sales of foreclosed assets	1,944	1,569
Proceeds from sales of other real estate owned	5,256	2,421

Net cash used in investing activities	(213,278)	(129,238)

Cash flows from financing activities:
Net increase (decrease) in deposits	4,764	(110,095)
Net increase (decrease) in Federal Home Loan Bank advances	206,000	(15,400)
Net increase in other secured borrowings	—	75
Proceeds from issuance of common stock	—	106,004
Purchase of common stock	(9,185)	—

Net cash provided by (used in) financing activities	201,579	(19,416)

Net increase (decrease) in cash and cash equivalents	6,501	(124,876)
Cash and cash equivalents, beginning of period	24,597	140,144

Cash and cash equivalents, end of period	$31,098	$15,268

Supplemental cash flow information:
Interest paid	$9,790	$10,398
Non-cash transactions:
Loans transferred to other real estate owned	$2,417	$6,916
Loans transferred to foreclosed assets	$1,886	$1,369
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2011. In management’s opinion, the interim data as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires that additional information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. As a result, companies must disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the non-accrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU No. 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The additional disclosures required under this ASU have been included in Note 4 — Loans and Allowance for Loan Losses.
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
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820, and requires additional fair value disclosures. ASU 2011-04 is effective for periods beginning after December 15, 2011. The amendments in this update are to be applied prospectively and early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 3 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of September 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2011
U. S. government sponsored mortgage-backed securities	$258,529	$7,559	$—	$266,088
U. S. government sponsored collateralized mortgage obligations	248,468	7,949	(6)	256,411
Other equity securities	5,000	269	—	5,269

Total investment securities available for sale	$511,997	$15,777	$(6)	$527,768

December 31, 2010
U. S. government sponsored mortgage-backed securities	$150,678	$4,614	$(678)	$154,614
U. S. government sponsored collateralized mortgage obligations	149,336	1,914	(458)	150,792
Private-label collateralized mortgage obligations (residential)	3,349	47	—	3,396
Trust preferred securities	7,693	—	(3,773)	3,920
Other equity securities	5,000	84	—	5,084

Total investment securities available for sale	$316,056	$6,659	$(4,909)	$317,806

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Investment securities available for sale with gross unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
September 30, 2011
U. S. government sponsored collateralized mortgage obligations	$—	$—	$1,128	$(6)	$1,128	$(6)

	$	$	$1,128	$(6)	$1,128	$(6)

December 31, 2010
U. S. government sponsored mortgage-backed securities	$40,582	$(678)	$—	$—	$40,582	$(678)
U. S. government sponsored collateralized mortgage obligations	36,704	(458)	—	—	36,704	(458)
Trust preferred securities	—	—	3,920	(3,773)	3,920	(3,773)

	$77,286	$(1,136)	$3,920	$(3,773)	$81,206	$(4,909)

At September 30, 2011, the Company owned 205 investments of which one had an unrealized loss. At December 31, 2010, the Company owned 238 investments of which 39 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on September 30, 2011 and December 31, 2010, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
The amortized cost and fair value of securities available for sale by contractual maturity at September 30, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due from one to five years	566	566
Due from five to ten years	15,519	16,407
Due after ten years	490,912	505,526
Equity securities	5,000	5,269

Total	$511,997	$527,768

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Investment securities with an amortized cost of $443.8 million and $242.5 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with a fair value of $63.7 million and $66.2 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure other borrowings.
Sales activity of securities available for sale for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Proceeds from sales of investment securities	$—	$—	$71,782	$1,734
Gross gains from sales of investment securities	—	—	2,922	91
Gross losses from sales of investment securities	—	—	(2,911)	—
Proceeds from calls of investment securities	—	19,395	—	22,595
Gross gains from calls of investment securities	—	13	—	13
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	September 30,	December 31,
	2011	2010
	(In thousands)
Residential Real Estate Loans:
One- to four-family	$263,803	$271,792
Home equity	22,496	26,670

Total residential real estate loans	286,299	298,462

Commercial Loans:
Commercial real estate	87,341	87,887
Real estate construction	46,918	34,502
Commercial business	40,510	48,733

Total commercial loans	174,769	171,122

Consumer Loans:
Automobile, indirect	170,383	156,708
Automobile, direct	23,365	24,523
Unsecured	12,944	13,416
Other	5,199	5,287

Total consumer loans	211,891	199,934

Total loans	672,959	669,518

Plus (less):
Deferred fees and discounts	1,011	(161)
Allowance for loan losses	(8,489)	(8,932)

Total loans receivable, net	$665,481	$660,425

The Company originates one- to four-family residential real estate loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“FNMA”). Residential real estate loans serviced for FNMA are not included as assets on the consolidated balance sheets. The principal balances of the loans sold at September 30, 2011 and December 31, 2010 were $131.3 million and $122.5 million, respectively. Mortgage servicing rights associated with the mortgage loans serviced for FNMA totaled $1.2 million at September 30, 2011 and December 31, 2010.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The following table presents loans identified as impaired by class of loans as of September 30, 2011 and December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Balance	Balance	Allowance	Balance	Recognized
	(In thousands)
September 30, 2011
With no related allowance recorded:
One- to four-family	$6,412	$6,412	$—	$5,845	$162
Home equity	510	510	—	318	2
Commercial real estate	11,967	11,967	—	12,703	189
Real estate construction	—	—	—	239	—
Commercial business	1,559	1,559	—	1,448	45
Automobile, indirect	407	407	—	428	17
Automobile, direct	82	82	—	103	6
Unsecured	5	5	—	5	1
Other consumer	—	—	—	—	—

Impaired loans with no related allowance recorded	20,942	20,942	—	21,089	422

With an allowance recorded:
One- to four-family	$3,217	$3,217	$131	$3,247	$88
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	8,900	8,900	951	10,107	181
Commercial business	1,658	1,658	1,242	1,645	16
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other consumer	—	—	—	—	—

Impaired loans with an allowance recorded	13,775	13,775	2,324	14,999	285

Total	$34,717	$34,717	$2,324	$36,088	$707

December 31, 2010
With no related allowance recorded:
One- to four-family	$5,045	$5,045	$—	$4,732	$276
Home equity	210	210	—	222	13
Commercial real estate	9,241	9,241	—	10,441	141
Real estate construction	1,126	1,126	—	590	36
Commercial business	1,296	1,296	—	1,372	77
Automobile, indirect	628	628	—	748	46
Automobile, direct	123	123	—	180	18
Unsecured	6	6	—	6	1
Other consumer	1	1	—	1	—

Impaired loans with no related allowance recorded	17,676	17,676	—	18,292	608

With an allowance recorded:
One- to four-family	$3,272	$3,272	$131	$3,306	$85
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	10,352	10,352	701	1,546	24
Commercial business	2,025	2,025	1,477	978	46
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other consumer	—	—	—	—	—

Impaired loans with an allowance recorded	15,649	15,649	2,309	5,830	155

Total	$33,325	$33,325	$2,309	$24,122	$763

As of September 30, 2011 and December 31, 2010, no additional funds were committed to be advanced in connection with impaired loans.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The following table presents the recorded investment in non-accrual loans by class of loans as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(In thousands)
Residential Real Estate Loans:
One- to four-family	$2,109	$2,294
Home equity	477	230
Commercial Loans
Commercial real estate	5,765	5,587
Real estate construction	863	—
Commercial business	2,271	1,051
Consumer Loans:
Automobile, indirect	158	78
Automobile, direct	—	11

Total	$11,643	$9,251

There were no loans greater than 90 days past due that continued to accrue interest at September 30, 2011 or December 31, 2010.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans:

			Greater
	30-59	60-89	than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(In thousands)
September 30, 2011
Residential real estate loans:
One- to four-family	$—	$801	$2,109	$2,910	$260,893	$263,803
Home equity	10	8	477	495	22,001	22,496
Commercial loans:
Commercial real estate	—	50	233	283	87,058	87,341
Real estate construction	364	—	—	364	46,554	46,918
Commercial business	41	—	—	41	40,469	40,510
Consumer loans:
Automobile, indirect	1,319	419	158	1,896	168,487	170,383
Automobile, direct	41	16	—	57	23,308	23,365
Unsecured	63	44	—	107	12,837	12,944
Other	8	1	—	9	5,190	5,199

Total loans	$1,846	$1,339	$2,977	$6,162	$666,797	$672,959

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

			Greater
	30-59	60-89	than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(In thousands)
December 31, 2010
Residential real estate loans:
One- to four-family	$2,499	$—	$2,294	$4,793	$266,999	$271,792
Home equity	46	—	230	276	26,394	26,670
Commercial loans:
Commercial real estate	4,105	149	1,568	5,822	82,065	87,887
Real estate construction	—	—	—	—	34,502	34,502
Commercial business	—	359	—	359	48,374	48,733
Consumer loans:
Automobile, indirect	1,434	204	78	1,716	154,992	156,708
Automobile, direct	45	9	11	65	24,458	24,523
Unsecured	96	40	—	136	13,280	13,416
Other	78	—	—	78	5,209	5,287

Total loans	$8,303	$761	$4,181	$13,245	$656,273	$669,518

Our methodology for evaluating the adequacy of the allowance for loan losses consists of:
•	a specific loss component which is the allowance for impaired loans and

•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Real estate construction loans generally have greater credit risk than traditional one- to four-family residential real estate loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event a loan is made on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Real estate construction loans also expose the Company to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.
When establishing the allowance for loan losses, management categorizes loans into risk categories based on the class of loans — residential real estate, commercial or consumer — and relevant information about the ability of the borrowers to repay the loans, such as the current economic conditions, historical payment experience, the nature and volume of the loan portfolio, the financial strength of the borrower and the estimated value of any underlying collateral, among other factors. Management classifies the loans individually analyzed for impairment as to credit risk. This analysis includes residential real estate loans with an outstanding balance in excess of $1 million and non-homogeneous loans, such as commercial real estate, real estate construction, and commercial business loans. The following definitions for the credit risk ratings are used for such loans:
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
Loans not meeting the criteria described above are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of September 30, 2011 and December 31, 2010:

	Commercial Real	Real Estate	Commercial	One- to Four-
	Estate	Construction	Business	Family	Total
	(In thousands)
September 30, 2011:
Pass	$70,636	$38,007	$33,493	$19,149	$161,285
Special Mention	1,225	—	84	—	1,309
Substandard	15,480	8,911	6,933	3,217	34,541
Doubtful	—	—	—	—	—

	$87,341	$46,918	$40,510	$22,366	$197,135

December 31, 2010:
Pass	$67,237	$23,024	$35,848	$24,282	$150,391
Special Mention	4,940	—	4,377	—	9,317
Substandard	15,710	11,478	8,508	3,272	38,968
Doubtful	—	—	—	—	—

	$87,887	$34,502	$48,733	$27,554	$198,676

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
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of September 30, 2011 and December 31, 2010:

	One-to
	Four-	Home
	Family	Equity	Total
	(In thousands)
September 30, 2011:
Prime	$200,564	$21,967	$222,531
Subprime	40,873	529	41,402

	$241,437	$22,496	$263,933

December 31, 2010:
Prime	$206,277	$25,879	$232,156
Subprime	37,961	791	38,752

	$244,238	$26,670	$270,908

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a subprime consumer loan as any loan to a borrower who has a credit score of less than 660 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of September 30, 2011 and December 31, 2010:

		Automobile,	Automobile,
Risk Tier	Credit Score	indirect	direct	Unsecured	Other	Total
	(In thousands)
September 30, 2011:
A	720+	$73,598	$17,778	$9,738	$4,303	$105,417
B	690–719	45,865	2,471	1,799	395	50,530
C	660–689	33,885	1,741	992	348	36,966
D	659 and under	17,035	1,375	415	153	18,978

		$170,383	$23,365	$12,944	$5,199	$211,891

December 31, 2010:
A	720+	$81,868	$18,853	$10,233	$4,510	$115,464
B	690–719	39,006	2,557	1,638	363	43,564
C	660–689	23,762	1,646	1,103	272	26,783
D	659 and under	12,072	1,467	442	142	14,123

		$156,708	$24,523	$13,416	$5,287	$199,934

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The following table presents the activity in the allowance for loan losses by portfolio segment based on impairment method for the three and nine months ended September 30, 2011 and 2010:

	Residential
	Real Estate	Commercial	Consumer	Total
	(In thousands)
September 30, 2011:
Allowance for loan losses for the three months ended:
Beginning balance	$1,311	$4,268	$3,059	$8,638
Charge-offs	(71)	(241)	(505)	(817)
Recoveries of loans previously charged-off	12	8	98	118
Provision for loan losses	(80)	338	292	550

Ending balance	$1,172	$4,373	$2,944	$8,489

Allowance for loan losses for the nine months ended:
Beginning balance	$1,365	$4,901	$2,666	$8,932
Charge-offs	(161)	(422)	(1,760)	(2,343)
Recoveries of loans previously charged-off	13	68	269	350
Provision for loan losses	(45)	(174)	1,769	1,550

Ending balance	$1,172	$4,373	$2,944	$8,489

Ending balance attributable to loans:
Individually evaluated for impairment	$131	$2,193	$—	$2,324
Collectively evaluated for impairment	1,041	2,180	2,944	6,165

Total ending balance	$1,172	$4,373	$2,944	$8,489

September 30, 2010:
Allowance for loan losses for the three months ended:
Beginning balance	$1,776	$3,808	$2,419	$8,003
Charge-offs	(290)	(649)	(603)	(1,542)
Recoveries of loans previously charged-off	1	9	85	95
Provision for loan losses	264	1,909	577	2,750

Ending balance	$1,751	$5,077	$2,478	$9,306

Allowance for loan losses for the nine months ended:
Beginning balance	$1,477	$4,000	$2,851	$8,328
Charge-offs	(380)	(2,316)	(1,600)	(4,296)
Recoveries of loans previously charged-off	2	15	257	274
Provision for loan losses	652	3,378	970	5.000

Ending balance	$1,751	$5,077	$2,478	$9,306

Ending balance attributable to loans:
Individually evaluated for impairment	$131	$2,777	$—	$2,908
Collectively evaluated for impairment	1,620	2,300	2,478	6,398

Total ending balance	$1,751	$5,077	$2,478	$9,306

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The Company’s recorded investment in loans as of September 30, 2011, December 31, 2010 and September 30, 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential
	Real Estate	Commercial	Consumer	Total
	(In thousands)
September 30, 2011:
Loans individually evaluated for impairment	$10,139	$24,084	$494	$34,717
Loans collectively evaluated for impairment	276,160	150,685	211,397	638,242

Total ending balance	$286,299	$174,769	$211,891	$672,959

December 31, 2010:
Loans individually evaluated for impairment	$8,527	$24,040	$758	$33,325
Loans collectively evaluated for impairment	289,935	147,082	199,176	636,193

Total ending balance	$298,462	$171,122	$199,934	$669,518

September 30, 2010:
Loans individually evaluated for impairment	$8,256	$19,742	$109	$28,107
Loans collectively evaluated for impairment	285,582	158,586	204,970	649,138

Total ending balance	$293,838	$178,328	$205,079	$677,245

A loan is considered a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in the interest rate at less than a current market rate of interest or an extension of a loan’s stated maturity date. Loans classified as TDR’s are designated as impaired.
A summary of the Company’s loans classified as TDRs at September 30, 2011 and December 31, 2010 is presented below:

	September 30,	December 31,
	2011	2010
	(In thousands)
TDR
Residential Real Estate	$8,325	$8,362
Commercial	21,149	10,211
Consumer	336	923

Total TDR	$29,810	$19,496
Less:
TDR in non-accrual status
Residential Real Estate	$773	$325
Commercial	6,774	5,671
Consumer	—	1

Total performing TDR	$22,263	$13,499

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The Company may grant concessions through a number of different restructuring methods. The following table presents the outstanding principal balance of loans by class and by method of concession that were the subject of a TDR during the three and nine months ended September 30, 2011:

	Residential
	Real Estate	Commercial	Consumer	Total
	(In thousands)
For the three months ended September 30, 2011:
Interest rate reduction	$—	$—	$25	$25
Loan maturity extension	—	350	—	350
Forbearance	—	—	—	—
Principal reduction	—	—	11	11

Total	$—	$350	$36	$386

For the nine months ended September 30, 2011:
Interest rate reduction	$127	$11,329	$41	$11,497
Loan maturity extension	—	1,427	3	1,430
Forbearance	646	408	—	1,054
Principal reduction	—	—	24	24

Total	$773	$13,164	$68	$14,005

The following table presents the number of loans modified and the balances before and after modification for the nine months ended September 30, 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Balance	Recorded Balance
	(Dollar amounts in thousands)
Residential Real Estate	3	$810	$810
Commercial	9	14,867	14,867
Consumer	7	81	76

Total	19	$15,758	$15,753

TDR loans which had payment defaults during the nine months ended September 30, 2011, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

	Number of	Recorded
	Loans	Balance
	(In thousands)
Residential Real Estate	2	$646
Commercial	2	793
Consumer	—	—

Total	4	$1,439

Included in the impaired loans as of September 30, 2011 were TDRs of $29.8 million. The Company has allocated $1.6 million of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2011. As of September 30, 2011, no additional funds were committed to be advanced in connection with TDRs.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The Company’s other real estate owned and foreclosed assets represent properties and personal collateral acquired through customer loan defaults. The property is recorded at fair value less the estimated costs to sell at the date acquired. Any difference between the book value and estimated market value is recognized as a charge-off through the allowance for loan losses. Subsequently, should the fair market value of an asset less the estimated cost to sell decline to less than the carrying amount of the asset, the deficiency is recognized in the period in which it becomes known and is included in noninterest expense.
At September 30, 2011 and December 31, 2010, the Company had balances in non-performing assets consisting of the following:

	September 30,	December 31,
	2011	2010
	(Dollar amounts in thousands)
Other real estate owned and foreclosed assets
Residential Real Estate	$1,773	$2,196
Commercial	7,545	12,597
Consumer	169	207

Total other real estate owned and foreclosed assets	9,487	15,000
Total non-accrual loans	11,643	9,251

Total non-performing assets	$21,130	$24,251

Non-performing loans/Total loans	1.73%	1.38%
Non-performing assets/Total assets	1.59%	2.19%
NOTE 5 — Other Secured Borrowings
On July 24, 2007, the Company entered into a sale of securities under agreement to repurchase (“Repurchase Agreement”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreement is structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreement is treated as financing and the obligation to repurchase securities sold is included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $58.0 million in repurchase agreements outstanding at September 30, 2011 and December 31, 2010. These repurchase agreements were secured by investment securities with a fair value of $63.7 million and $66.2 million at September 30, 2011 and December 31, 2010, respectively.
NOTE 6 — Contingent Liabilities
In August 2011, the Chapter 11 Trustee for Taylor, Bean & Whitaker filed a complaint against the Company seeking to recover payments totaling $1.5 million made by Taylor, Bean & Whitaker to the Company as allegedly preferential transfers paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Taylor, Bean & Whitaker. The Company asserts that the payments do not constitute preferences and has engaged outside legal counsel to assist in the matter. At the present time, the Company cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any.
Aside from the litigation discussed above, the Company is involved in routine legal actions that are considered ordinary routine litigation incidental to the business of the Company. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a materially adverse effect on the Company’s financial condition, results of operations or cash flows.
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
The ESOP purchased eight percent of the shares sold in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9.5 million. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561,000 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of September 30, 2011 and December 31, 2010). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.

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
As compensation expense is incurred, the unallocated ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital. Compensation expense recognized from the release of shares from the ESOP was $423,000 and $325,000 for the nine months ended September 30, 2011 and 2010, respectively.
The ESOP shares as of September 30, 2011 were as follows:

Allocated shares	66,654
Unearned shares	885,546

Total ESOP shares	952,200

Fair value of unearned shares (in thousands)	$12,088
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
The net periodic pension cost for the three and nine months ended September 30, 2011 and 2010 includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Interest cost on projected benefit obligation	$63	$60	$187	$179
Expected return on assets	(63)	(48)	(188)	(144)
Amortization of net loss	16	19	49	58

Net periodic pension cost	$16	$31	$48	$93

Share-Based Compensation
At its annual meeting held May 24, 2011, the Company’s shareholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan (the “Plan”) which provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution by the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available. Share-based compensation expense for the three and nine months ended September 30, 2011 was $117,000 and $160,000, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Restricted Stock
Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Awarded shares to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Awarded shares to Directors vest at a rate of 33.3% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution are 476,100 at September 30, 2011, of which 118,738 shares had been issued under the Plan through September 30, 2011.
A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2011 follows:

		Weighted-
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested at January 1, 2011	—	$—
Granted	118,738	14.15
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2011	118,738	$14.15

As of September 30, 2011, the Company had $936,000 of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.54 years. At the grant date, the Company applied an estimated forfeiture rate of 33.91% to employees’ and 3.33% to Directors’ shares based on the historical turnover rates.
Stock Options
Under the terms of the Plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than ten years after the grant date. The fair market value is the last sale price as quoted on the NASDAQ Stock Market on the date of grant. All stock options granted must vest over at least three and not over five years, subject to acceleration of vesting upon a change in control, death or disability.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The weighted average fair value of each stock option granted during the nine months ended September 30, 2011 was $5.64. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

Risk-free interest rate	2.30%
Expected term of stock options — for officers and employees (years)	7.50

Expected term of stock options — for Directors (years)	6.50
Expected stock price volatility	32.94%
Expected dividends	0%
Forfeiture rate — for officers and employees	33.91%
Forfeiture rate — for Directors	3.33%
A summary of activity in the stock option portion of the Plan for the nine months ended September 30, 2011 follows:

Weighted-
Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(years)	Value

Outstanding at January 1, 2011	—	$—	—	$—
Granted	373,552	14.15	9.71	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2011	373,552	$14.15	9.71	$—

Fully vested and expected to vest	183,950	$14.15	9.71	$—

Exercisable at September 30, 2011	—	$—	—	$—

As of September 30, 2011, the Company had $972,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 4.04 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of September 30, 2011.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
NOTE 8 — Earnings Per Share
The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(Dollars in thousands, except per share data)

Basic
Earnings:
Net income	$1,033	$2,769

Shares:
Weighted average common shares outstanding	11,454,290	11,702,117
Less: Average unallocated ESOP shares	(888,720)	(899,829)

Average shares for basic earnings per share	10,565,570	10,802,288

Net income per common share, basic	$0.10	$0.26

Diluted
Earnings:
Net income	$1,033	$2,769

Shares:
Weighted average common shares outstanding for basic earnings per common share	10,565,570	10,802,288
Add: Dilutive effects of share-based compensation plan	4,338	2,839

Average shares for diluted earnings per share	10,569,908	10,805,127

Net income per common share, diluted	$0.10	$0.26

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010(1)
	(Dollars in thousands, except per share data)

Basic and diluted
Earnings:
Net income	$201	$1,341

Shares:
Weighted average common shares outstanding	11,902,500	11,902,500
Less: Average unallocated ESOP shares	(926,808)	(936,330)

Average shares	10,975,692	10,966,170

Net income per common share, basic and diluted	$0.02	$0.11

(1)	The Company completed its mutual to stock conversion on January 20, 2010. The earnings per share for the nine months ended September 30, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.
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
Securities available for sale are valued at fair value on a recurring basis. The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Level 3 investments consisted of trust preferred securities, at December 31, 2010, which are issued by financial institutions and insurance companies. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. There are currently very few market participants who are willing and/or able to transact for these securities.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total Fair Value at
	Fair Value Measurements at September 30, 2011, Using			September 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
U. S. government sponsored mortgage-backed securities	$—	$266,088	$—	$266,088
U. S. government sponsored collateralized mortgage obligations	—	256,411	—	256,411
Other equity securities	—	5,269	—	5,269

				Total Fair Value at
	Fair Value Measurements at December 31, 2010, Using			December 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
U.S. government sponsored mortgage-back securities	$—	$154,614	$—	$154,614
U.S. government sponsored collateralized mortgage obligations	—	150,792	—	150,792
Private-label collateralized mortgage obligations (residential)	—	3,396	—	3,396
Trust preferred securities	—	—	3,920	3,920
Other equity securities	—	5,084	—	5,084

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
The table below presents a reconciliation and income statement classification of gains and losses for trust preferred securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011:

Securities
Available for Sale
(In thousands)

Beginning balance, January 1, 2011	$3,920
Sale of trust preferred securities	(7,673)
Total gains or losses (realized / unrealized):
Included in earnings:
Loss on sales of securities available for sale	2,911
Included in other comprehensive income
Change in unrealized gain on securities available for sale	862
Interest income on securities	2
Settlements	(22)

Ending balance, September 30, 2011	$—

The table below presents a reconciliation and income statement classification of gains and losses for trust preferred securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

Securities
Available for Sale
(In thousands)

Beginning balance, January 1, 2010	$5,604
Total gains or losses (realized / unrealized):
Included in other comprehensive income
Change in unrealized gain on securities available for sale	(218)
Interest income on securities	17
Settlements	(65)

Ending balance, September 30, 2010	$5,338

No changes in unrealized gains or losses were recorded through earnings for the nine months ended September 30, 2010 for the assets measured using significant unobservable inputs (Level 3 Inputs).
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)
Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Company’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. Therefore, the Company has categorized its impaired loans as Level 3. The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
	(In thousands)

Carrying value of impaired loans	$9,085	$8,169
Specific reserve	(1,492)	(2,598)

Fair Value	$7,593	$5,571

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are obtained through independent third-party valuations through an analysis of cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. At September 30, 2011 and December 31, 2010 the Company’s mortgage servicing rights were recorded at $1.2 million.
Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned. Other real estate owned is carried at fair value less estimated selling costs (as determined by independent appraisal) within Level 3 of the fair value hierarchy. At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. The fair value is reviewed periodically and subsequent write downs are recorded accordingly. The following table represents other real estate that was remeasured and reported at fair value as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	(In thousands)

Carrying value of other real estate owned prior to remeasurement	$16,721	$13,590
Less: charge-offs recognized in the allowance for loan losses at initial acquisition	(234)	(2,168)
Less: subsequent write-downs included in net loss on write-down of other real estate owned	(2,226)	(128)
Less: sales of other real estate owned	(5,667)	(2,913)

Carrying value of remeasured other real estate owned at end of period	$8,594	$8,381

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
The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were summarized as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$31,098	$31,098	$24,597	$24,597
Securities available for sale	527,768	527,768	317,806	317,806
Other investments	13,577	13,577	3,060	3,060
Loans held for sale	975	975	861	861
Loans, net	665,481	685,853	660,425	675,641
Mortgage servicing rights	1,180	1,180	1,242	1,242
Accrued interest receivable	3,869	3,869	3,469	3,469

Financial liabilities:
Deposits	$805,922	$811,035	$801,158	$804,998
Federal Home Loan Bank advances	247,000	249,796	41,000	42,244
Other secured borrowings	58,000	60,038	58,000	61,125
Accrued interest payable	1,000	1,000	930	930

Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:
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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans;
•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	changes in the financial condition or future prospects of issuers of securities that we own; and
•	changes resulting from intense compliance and regulatory cost associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act and the transition from the Office of Thrift Supervision to the Office of the Comptroller of the Currency as our primary regulator.
Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a more detailed discussion of these and other factors that may affect our business, see the discussion under the caption “Risk Factors” in our Annual Report on Form 10-K and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
OmniAmerican Bancorp, Inc. (referred to herein as “we,” “us,” “our,” or the “Company”) is the Maryland corporation that owns all of the outstanding shares of common stock of OmniAmerican Bank (the “Bank”) following the January 20, 2010 completion of the mutual-to-stock conversion of OmniAmerican Bank and initial public stock offering of OmniAmerican Bancorp, Inc. OmniAmerican Bancorp, Inc. has no significant assets other than all of the outstanding shares of common stock of OmniAmerican Bank and the net proceeds that it retained in connection with the offering.
Until July 21, 2011, OmniAmerican Bancorp, Inc. and OmniAmerican Bank were regulated by the Office of Thrift Supervision. As of July 21, 2011, OmniAmerican Bancorp’s primary federal regulator is the Federal Reserve and OmniAmerican Bank’s primary federal regulator is the Office of the Comptroller of the Currency. While we don’t anticipate that the change in primary regulators will have a material impact on our operations, the interpretation by these agencies of the regulations governing our business may be different than the Office of Thrift Supervision’s, which may affect the manner in which we conduct our business in the future.
The Bank was originally chartered in 1956 as a federal credit union serving the active and retired military personnel of Carswell Air Force Base. The Bank converted from a Texas credit union charter to a federal mutual savings bank charter on January 1, 2006. The objective of the charter conversion was to convert to a savings bank charter in order to carry out our business strategy of broadening our banking services into residential real estate and commercial lending, selling loans and servicing loans for others. Broadening the services offered has allowed the Bank to better serve the needs of its customers and the local community.
Our principal business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans (automobile loans referred to us by automobile dealerships), and to a lesser extent, commercial real estate, real estate construction, commercial business and direct automobile loans. Since we completed our conversion from a credit union to a savings bank, we have increased our residential real estate, real estate construction, commercial real estate and commercial business lending while deemphasizing our consumer lending activities. Loans are originated from our main office in Fort Worth, Texas, and from our branch network in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. We retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential mortgage loans with terms of 15 years or less. We generally sell the long-term, fixed-rate one- to four-family residential mortgage loans (terms greater than 15 years) that we originate either to Fannie Mae on a servicing-retained basis or into the secondary mortgage market on a servicing-released basis, in order to generate fee income and for interest rate risk management purposes.

In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations, and to a lesser extent municipal obligations, agency bonds and equity securities. We have in the past invested in trust preferred securities issued by third parties and private-label collateralized mortgage obligations. On March 22, 2011, we sold our trust preferred securities and private-label collateralized mortgage obligations. We do not expect to invest in these types of securities in the future. At September 30, 2011, our investment securities portfolio had an amortized cost of $512.0 million.
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
Critical Accounting Policies
There are no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2011.
Comparison of Financial Condition at September 30, 2011 and December 31, 2010
Assets. Total assets increased $218.7 million, or 19.7%, to $1.33 billion at September 30, 2011 from $1.11 billion at December 31, 2010. The increase was primarily the result of increases in securities classified as available for sale of $210.0 million, other investments of $10.5 million, total cash and cash equivalents of $6.5 million and loans net of the allowance for loan losses and deferred fees and discounts of $5.1 million, partially offset by decreases in deferred tax assets of $5.7 million and other real estate owned of $5.5 million.
Cash and Cash Equivalents. Total cash and cash equivalents increased $6.5 million, or 26.4%, to $31.1 million at September 30, 2011 from $24.6 million at December 31, 2010. The increase in total cash and cash equivalents reflects $206.0 million in cash received from Federal Home Loan Bank advances, $170.7 million in cash received from loan principal repayments, $142.0 million of proceeds from sales, principal repayments, and maturities of securities, and $30.0 million of proceeds from the sales of loans. The sales of loans consisted of longer term (greater than 15 years) one- to four-family residential real estate loans, a real estate construction loan and a commercial business loan during the nine months ended September 30, 2011. These increases were partially offset by decreases of $340.8 million in cash used to purchase securities classified as available for sale, $206.0 million in cash used to originate loans, $11.1 million in cash used to purchase other investments, and $9.2 million in cash used for the repurchase of common stock.
Securities. Securities classified as available for sale increased $210.0 million, or 66.1%, to $527.8 million at September 30, 2011 from $317.8 million at December 31, 2010. The increase in securities classified as available for sale reflected purchases of $340.8 million during the nine months ended September 30, 2011, of which $205.4 million was related to the implementation of an investment strategy which allowed us to utilize our excess capital to generate interest income. Due to the steepening of the yield curve, we were able to achieve a favorable interest rate margin between mortgage-backed securities investments and laddered maturity advances from the Federal Home Loan Bank, which is intended to provide increased earnings at a time when the relatively weak economy and our conservative underwriting standards resulted in an environment where it would not be prudent to aggressively originate loans. The investments purchased as part of the investment strategy are relatively short term fixed rate investments with an average duration of 3.46 years. In addition, $71.8 million in proceeds was generated from sales of securities, including the entire portfolio of trust preferred securities and private-label collateralized mortgage obligations. Principal repayments and maturities totaled $70.2 million. At September 30, 2011, securities classified as available for sale consisted primarily of government sponsored mortgage-backed securities, government sponsored collateralized mortgage obligations, and other equity securities.

Other Investments. Other investments increased $10.5 million, or 338.7%, to $13.6 million at September 30, 2011 from $3.1 million at December 31, 2010. The increase in other investments during the nine months ended September 30, 2011 reflected purchases of $9.4 million in Federal Home Loan Bank stock as a required investment associated with the additional $206.0 million in Federal Home Loan Bank advances incurred during the same time period. As part of our Community Reinvestment Act program, we purchased $1.8 million in qualified investments. The increase in other investments due to purchases was partially offset by redemptions of Federal Home Loan Bank stock of $606,000.
Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, increased $5.1 million, or 0.8%, to $665.5 million at September 30, 2011 from $660.4 million at December 31, 2010. Automobile loans (consisting of direct and indirect loans) increased $12.5 million, or 6.9%, to $193.7 million at September 30, 2011 from $181.2 million at December 31, 2010, related primarily to our refocused sales initiatives and competitive rate structure. Real estate construction loans increased $12.4 million, or 35.9%, to $46.9 million at September 30, 2011 from $34.5 million at December 31, 2010, as new construction borrowing demand increased. Commercial business loans decreased $8.2 million, or 16.8%, to $40.5 million at September 30, 2011 from $48.7 million at December 31, 2010, as loans are maturing and paying off. One- to four-family residential real estate loans decreased $8.0 million, or 2.9%, to $263.8 million at September 30, 2011 from $271.8 million at December 31, 2010. The decrease in one- to four-family residential real estate loans was primarily due to continued weakness in the housing market in our market area. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while containing the potential for risk of loss.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. We monitor these loans closely and review their performance on a regular basis. As of September 30, 2011, we had one loan of this type which was not included in either of the non-accrual or 90 days past due loan categories. This loan had a balance of $1.1 million and was secured by closely held unlisted stock. Weakness in the borrower’s cash flow has caused us to heighten the attention given to this credit.
Allowance for Loan Losses. The allowance for loan losses decreased $443,000, or 5.0%, to $8.5 million at September 30, 2011 from $8.9 million at December 31, 2010. The allowance for loan losses represented 1.26% and 1.33% of total loans at September 30, 2011 and at December 31, 2010, respectively. The decrease in the allowance for loan losses attributable to commercial business and commercial real estate loans was partially offset by an increase in the allowance for loan losses related to automobile loans. Included in the allowance for loan losses at September 30, 2011 were specific allowances for loan losses of $2.3 million related to 11 impaired loans with balances totaling $13.8 million. Impaired loans with balances totaling $20.9 million did not require specific allowances for loan losses at September 30, 2011. The allowance for loan losses at December 31, 2010 included specific allowances for loan losses of $2.3 million related to eight impaired loans with balances totaling $15.6 million. Impaired loans with balances totaling $17.7 million did not require specific allowances for loan losses at December 31, 2010. The balance of unimpaired loans increased $2.0 million, or 0.3%, to $638.2 million at September 30, 2011 from $636.2 million at December 31, 2010. The allowance for loan losses related to unimpaired loans decreased $208,000, or 3.2%, to $6.4 million at September 30, 2011 from $6.6 million at December 31, 2010.

The significant changes in the amount of the allowance for loan losses during the nine months ended September 30, 2011 related to: (i) a $446,000 decrease in the allowance for loan losses attributable to commercial business loans primarily due to the charge-off of two impaired commercial business loans in the nine months ended September 30, 2011 with specific allowances for loan losses of $255,000 at December 31, 2010 and a $211,000 decrease in the general allowance for loan losses on unimpaired commercial business loans reflecting a decrease of $8.1 million, or 17.8%, in the total outstanding balance of unimpaired commercial business loans to $37.3 million at September 30, 2011 from $45.4 million at December 31, 2010, (ii) a $197,000 decrease in the general allowance for loan losses on unimpaired commercial real estate loans reflecting a decrease of $3.3 million, or 4.2%, in the total outstanding balance of unimpaired commercial real estate loans to $75.3 million at September 30, 2011 from $78.6 million at December 31, 2010; and (iii) a $301,000 increase in the general allowance for loan losses on automobile loans primarily due to an increase of $12.5 million, or 6.9%, in the total outstanding balance of automobile loans to $193.7 million at September 30, 2011 from $181.2 million at December 31, 2010. Management also considered local economic factors and unemployment as well as the higher risk profile of commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Other Real Estate Owned. Other real estate owned decreased $5.5 million, or 37.2%, to $9.3 million at September 30, 2011 from $14.8 million at December 31, 2010, primarily due to the sales of ten properties totaling $5.7 million, consisting of two units of a condominium project, three commercial properties, four single-family properties, and a residential real estate development project with a book value of $2.7 million that was sold at a $300,000 loss. Write-downs of other real estate owned to their current fair values less estimated costs to sell during the nine month period totaled $2.2 million. Partially offsetting these decreases were additions due to the reclassification of five commercial real estate loans totaling $1.8 million and three one- to-four family residential real estate loans totaling $659,000 to other real estate owned.
Deposits. Deposits increased $4.8 million, or 0.6%, to $805.9 million at September 30, 2011 from $801.2 million at December 31, 2010. The increase in deposits was primarily attributable to an increase in money market deposits, partially offset by a decrease in certificates of deposits. Money market deposits increased $28.9 million, or 28.7%, to $129.7 million at September 30, 2011 from $100.8 million at December 31, 2010. Certificates of deposit decreased $25.5 million, or 7.4%, to $317.5 million at September 30, 2011 from $343.0 million at December 31, 2010. The decrease in certificates of deposits resulted from certificates of deposit that matured and were not renewed.
Borrowings. Federal Home Loan Bank borrowings increased $206.0 million, or 502.4%, to $247.0 million at September 30, 2011 from $41.0 million at December 31, 2010. Additional borrowings were utilized in an investment strategy which allowed us to leverage our excess capital and benefit from the steep yield curve which provided a favorable interest rate margin between investment securities yields and rates on laddered maturity Federal Home Loan Bank advances. Other secured borrowings remained at $58.0 million at September 30, 2011 and December 31, 2010.
Stockholders’ Equity. At September 30, 2011, our stockholders’ equity was $202.0 million, an increase of $3.4 million, or 1.7%, from $198.6 million at December 31, 2010. This increase primarily reflected an increase of $9.3 million in accumulated other comprehensive income (loss) to a gain of $9.2 million at September 30, 2011 compared to a loss of $33,000 at December 31, 2010, net income of $2.8 million for the nine months ended September 30, 2011, and the amortization of $159,000 of share-based compensation. Partially offsetting this increase in stockholders’ equity was a decrease of $9.2 million resulting from the repurchase of 630,125 shares of the Company’s common stock.
Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010
General. Net income increased $832,000, or 413.9%, to $1.0 million for the three months ended September 30, 2011 from $201,000 for the prior year period. The increase in net income for the three months ended September 30, 2011 reflected a decrease in the provision for loan losses of $2.2 million and an increase in net interest income of $452,000, partially offset by an increase in noninterest expense of $800,000, an increase in income tax expense of $462,000, and a decrease in noninterest income of $558,000.

Interest Income. Interest income increased $150,000, or 1.1%, to $13.7 million for the three months ended September 30, 2011 from $13.5 million for the three months ended September 30, 2010. The increase resulted from a $168.6 million, or 15.9%, increase in the average balance of interest-earning assets to $1.22 billion for the three months ended September 30, 2011 from $1.06 billion for the three months ended September 30, 2010. Partially offsetting the increase in the average balance of interest-earning assets was a decrease of 66 basis points in our average yield on interest-earning assets to 4.47% for the three months ended September 30, 2011 from 5.13% for the three months ended September 30, 2010. The decrease in our average yield on interest-earning assets during the three months ended September 30, 2011 as compared to the prior year period was due to the continuing low short-term market interest rate environment which has existed during the past two years.
Interest income on loans decreased $899,000, or 8.4%, to $9.8 million for the three months ended September 30, 2011 from $10.7 million for the three months ended September 30, 2010. The decrease resulted primarily from a decrease in the average balance of loans of $12.7 million, or 1.9%, to $668.0 million for the three months ended September 30, 2011 from $680.7 million for the three months ended September 30, 2010. In addition, the average yield on our loan portfolio decreased by 42 basis points to 5.87% for the three months ended September 30, 2011 from 6.29% for the three months ended September 30, 2010.
Interest income on investment securities increased $1.1 million, or 39.3%, to $3.9 million for the three months ended September 30, 2011 from $2.8 million for the three months ended September 30, 2010. The increase resulted primarily from a $184.7 million, or 52.0%, increase in the average balance of our securities portfolio to $539.9 million for the three months ended September 30, 2011 from $355.2 million for the three months ended September 30, 2010, due to purchases of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations. Partially offsetting the increase in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 34 basis points to 2.86% for the three months ended September 30, 2011 from 3.20% for the three months ended September 30, 2010.
Interest Expense. Interest expense decreased by $302,000, or 8.4%, to $3.3 million for the three months ended September 30, 2011 from $3.6 million for the three months ended September 30, 2010. The decrease resulted primarily from a decrease in interest expense on deposits of $638,000, partially offset by an increase in interest expense on borrowed funds of $336,000. The decrease in interest expense on deposits reflected decreases in the average rate we paid on deposits and in the average balance of deposits. The average rate we paid on deposits decreased 33 basis points to 0.97% for the three months ended September 30, 2011 from 1.30% for the three months ended September 30, 2010. The decrease in the average balance of deposits was primarily due to a decrease in the average balance of certificates of deposit.
Interest expense on certificates of deposit decreased $349,000, or 18.4%, to $1.5 million for the three months ended September 30, 2011 from $1.9 million for the three months ended September 30, 2010. The average rate paid on certificates of deposit decreased 17 basis points to 1.94% for the three months ended September 30, 2011 from 2.11% for the three months ended September 30, 2010, reflecting the continuing low market interest rate environment. In addition, the average balance of certificates of deposit decreased $39.7 million, or 11.1%, to $317.8 million for the three months ended September 30, 2011 from $357.5 million for the three months ended September 30, 2010.
Interest expense on borrowed funds increased by $336,000, or 28.1%, to $1.5 million for the three months ended September 30, 2011 from $1.2 million for the prior year period, primarily due to a $196.1 million increase in the average balance of Federal Home Loan Bank borrowings to $249.6 million for the three months ended September 30, 2011 from $53.5 million for the three months ended September 30, 2010. Partially offsetting the increase in the average balance was a decrease in the average rate paid on borrowed funds of 229 basis points to 1.95% for the three months ended September 30, 2011 from 4.24% for the three months ended September 30, 2010.

Net Interest Income. Net interest income increased by $452,000, or 4.5%, to $10.4 million for the three months ended September 30, 2011 from $10.0 million for the prior year period. The increase resulted primarily from a $184.7 million, or 52.0%, increase in the average balance of our securities portfolio to $539.9 million for the three months ended September 30, 2011 from $355.2 million for the three months ended September 30, 2010. The increase in income was partially offset by a 24 basis point decrease in our interest rate spread to 3.20% for the three months ended September 30, 2011 from 3.44% for the three months ended September 30, 2010. Our net interest margin decreased 38 basis points to 3.40% for the three months ended September 30, 2011 from 3.78% for the three months ended September 30, 2010. This decrease in the net interest margin resulted primarily from a change in the asset composition. The average yield on our securities portfolio was 2.86% for the three months ended September 30, 2011 and the average yield on our loan portfolio was 5.87% for the three months ended September 30, 2011. The average yield of the securities portfolio was 301 basis points less than the average yield of the loan portfolio, therefore as the average balance of our securities portfolio increased in relation to the average balance of our loan portfolio, the combined interest yield decreased. Partially offsetting the decrease in the yield on interest-earning assets was a decrease in our average yield on interest-bearing liabilities of 42 basis points to 1.27% for the three months ended September 30, 2011 from 1.69% for the three months ended September 30, 2010.
Provision for Loan Losses. We recorded a provision for loan losses of $550,000 for the three months ended September 30, 2011 compared to a provision for loan losses of $2.8 million for the three months ended September 30, 2010. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. Total loans decreased $4.2 million, or 0.6%, to $673.0 million at September 30, 2011 from $677.2 million at September 30, 2010. Net charge-offs decreased $748,000, to $699,000 for the three months ended September 30, 2011 from $1.4 million for the three months ended September 30, 2010. Net charge-offs as a percentage of average loans outstanding was 0.42% for the three months ended September 30, 2011 compared to 0.85% for the three months ended September 30, 2010. The allowance for loan losses to total loans receivable decreased to 1.26% at September 30, 2011 from 1.37% at September 30, 2010.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either September 30, 2011 or September 30, 2010. At September 30, 2011, non-performing loans totaled $11.6 million, or 1.73% of total loans, compared to $11.0 million, or 1.62% of total loans, at September 30, 2010. The allowance for loan losses as a percentage of non-performing loans decreased to 72.91% at September 30, 2011 from 84.93% at September 30, 2010.
Noninterest Income. Noninterest income decreased $558,000, or 15.9%, to $2.9 million for the three months ended September 30, 2011 from $3.5 million for the three months ended September 30, 2010. The decrease was primarily attributable to a $373,000 increase in net losses on sales of repossessed assets, a $298,000 decrease in service charges and other fees, due primarily to a decrease in insufficient funds fee income, a $124,000 decrease in other income, primarily due to a decrease in net earnings from the lease of our headquarters building, and a $74,000 decrease in net gains on the sales of loans. Partially offsetting these decreases in noninterest income was an increase in the cash surrender value of bank-owned life insurance of $242,000 from the purchase of life insurance policies on certain key employees in November 2010.

Noninterest Expense. Noninterest expense increased $800,000, or 7.6%, to $11.3 million for the three months ended September 30, 2011 from $10.5 million for the three months ended September 30, 2010. The increase was primarily attributable to an $844,000 increase in salaries and benefits expense and a $666,000 increase in net loss on write-down of other real estate owned, partially offset by a $244,000 decrease in FDIC insurance premium expense, a $166,000 decrease in professional and outside services and a $155,000 decrease in depreciation of furniture, software and equipment. The increase in salaries and benefits expense is primarily due to increases in lending staff and incentive compensation expense. The increase in net loss on write-down of other real estate owned was primarily due to decreases in the valuation of the properties held as real estate owned. The decrease in professional and outside services expense is primarily due to expenses incurred during the three months ended September 30, 2010 for professional services related to the implementation of Sarbanes-Oxley controls over financial reporting. The decrease in the FDIC insurance premium expense resulted primarily from a change in the FDIC’s assessment methodology to base assessments on the average total consolidated assets less average tangible equity as required by the Dodd-Frank Act. The decrease in depreciation of furniture, software and equipment is primarily attributable to certain assets being fully depreciated.
Income Tax Expense (Benefit). Income tax expense was $417,000 for the three months ended September 30, 2011 compared to an income tax benefit of $44,000 for the same period in 2010. Our effective tax rate was 28.8% for the three months ended September 30, 2011. The income tax benefit for the three months ended September 30, 2010 arose from the reversal of $178,000 of expense recorded in prior years resulting from a change in the application of the Texas margin tax law as it relates to the calculation of the in-state taxable margin.
Analysis of Net Interest Income — Three Months Ended September 30, 2011 and 2010
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended September 30,
	2011			2010
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$668,004	$9,806	5.87%	$680,668	$10,705	6.29%
Taxable investment securities available for sale	539,886	3,856	2.86	351,732	2,816	3.20
Nontaxable investment securities available for sale	—	—	—	3,433	6	0.70 (2)
Cash and cash equivalents	3,061	10	1.31	16,460	12	0.29
Other	13,566	20	0.59	3,600	3	0.33

Total interest-earning assets	1,224,517	13,692	4.47	1,055,893	13,542	5.13
Noninterest-earning assets	97,805			80,032

Total assets	$1,322,322			$1,135,925

Interest-bearing liabilities:
Interest-bearing demand	$81,627	$24	0.12%	$74,994	$56	0.30%
Savings accounts	209,635	98	0.19	209,104	245	0.47
Money market accounts	111,046	93	0.33	94,922	203	0.86
Certificates of deposit	317,804	1,540	1.94	357,506	1,889	2.11

Total interest-bearing deposits	720,112	1,755	0.97	736,526	2,393	1.30
Federal Home Loan Bank advances	249,554	777	1.25	53,530	502	3.75
Other secured borrowings	62,086	742	4.78	58,001	681	4.70

Total interest-bearing liabilities	1,031,752	3,274	1.27	848,057	3,576	1.69
Noninterest-bearing liabilities(3)	88,367			85,401

Total liabilities	1,120,119			933,458
Equity	202,203			202,467

Total liabilities and equity	$1,322,322			$1,135,925

Net interest income		$10,418			$9,966

Interest rate spread (4)			3.20%			3.44%
Net interest-earning assets (5)	$192,765			$207,836

Net interest margin (6)			3.40%			3.78%
Average interest-earning assets to interest-bearing liabilities	118.68%			124.51%

(1)	Annualized.

(2)	The tax equivalent yield of nontaxable investment securities was 1.06% for the three months ended September 30, 2010, assuming a marginal tax rate of 34%.

(3)	Includes noninterest-bearing deposits.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2011 vs. 2010
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(199)	$(700)	$(899)
Taxable investment securities available for sale	1,506	(466)	1,040
Nontaxable investment securities available for sale	(6)	—	(6)
Cash and cash equivalents	(10)	8	(2)
Other	8	9	17

Total interest-earning assets	$1,299	$(1,149)	$150

Interest-bearing liabilities:
Interest-bearing demand	$5	$(37)	$(32)
Savings accounts	1	(148)	(147)
Money market accounts	34	(144)	(110)
Certificates of deposit	(210)	(139)	(349)

Total interest-bearing deposits	(170)	(468)	(638)
Federal Home Loan Bank advances	1,838	(1,563)	275
Other secured borrowings	48	13	61

Total interest-bearing liabilities	$1,716	$(2,018)	$(302)

Change in net interest income	$(417)	$869	$452

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010
General. Net income increased $1.5 million, or 115.4%, to $2.8 million for the nine months ended September 30, 2011 from $1.3 million for the prior year period. The increase in net income for the nine months ended September 30, 2011 reflected a decrease in the provision for loan losses of $3.5 million and an increase in net interest income of $1.2 million, partially offset by an increase in noninterest expense of $1.6 million, a decrease in noninterest income of $931,000, and an increase in income tax expense of $697,000.
Interest Income. Interest income increased $511,000, or 1.3%, to $40.7 million for the nine months ended September 30, 2011 from $40.2 million for the nine months ended September 30, 2010. The increase resulted from a $137.8 million, or 13.4%, increase in the average balance of interest-earning assets to $1.17 billion for the nine months ended September 30, 2011 from $1.03 billion for the nine months ended September 30, 2010. Partially offsetting the increase in the average balance on interest-earning assets was a decrease of 56 basis points in our average yield on interest-earning assets to 4.63% for the nine months ended September 30, 2011 from 5.19% for the nine months ended September 30, 2010. The decrease in our average yield on interest-earning assets during the nine months ended September 30, 2011 as compared to the prior year period was primarily attributable to the continuing short-term market interest rate environment.

Interest income on loans decreased $2.3 million, or 7.2%, to $29.7 million for the nine months ended September 30, 2011 from $32.0 million for the nine months ended September 30, 2010. The decrease resulted primarily from a decrease in the average balance of loans of $22.8 million, or 3.3%, to $666.7 million for the nine months ended September 30, 2011 from $689.5 million for the nine months ended September 30, 2010. In addition, the average yield on our loan portfolio decreased by 25 basis points to 5.94% for the nine months ended September 30, 2011 from 6.19% for the nine months ended September 30, 2010.
Interest income on investment securities increased $2.9 million, or 35.8%, to $11.0 million for the nine months ended September 30, 2011 from $8.1 million for the nine months ended September 30, 2010. The increase resulted primarily from a $169.5 million, or 54.3%, increase in the average balance of our securities portfolio to $481.5 million for the nine months ended September 30, 2011 from $312.0 million for the nine months ended September 30, 2010, due to purchases of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations. Partially offsetting the increase in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 46 basis points to 3.02% for the nine months ended September 30, 2011 from 3.48% for the nine months ended September 30, 2010.
Interest Expense. Interest expense decreased by $690,000, or 6.6%, to $9.9 million for the nine months ended September 30, 2011 from $10.5 million for the nine months ended September 30, 2010. The decrease resulted primarily from decreases in interest expense on deposits of $1.7 million, partially offset by an increase in interest expense on borrowed funds of $976,000. The decrease in interest expense on deposits reflected decreases in the average rate we pay on deposits, partially offset by an increase in the average balance of interest-bearing deposits. The average rate we paid on deposits decreased 32 basis points to 1.03% for the nine months ended September 30, 2011 from 1.35% for the nine months ended September 30, 2010. The average balance of interest-bearing deposits increased $8.5 million, or 1.2%, to $725.1 million for the nine months ended September 30, 2011 from $716.6 million for the nine months ended September 30, 2010.
Interest expense on certificates of deposit decreased $808,000, or 14.4%, to $4.8 million for the nine months ended September 30, 2011 from $5.6 million for the nine months ended September 30, 2010. The average rate paid on certificates of deposit decreased 21 basis points to 1.94% for the nine months ended September 30, 2011 from 2.15% for the nine months ended September 30, 2010, reflecting the continuing low market interest rate environment. In addition, the average balance of certificates of deposit decreased by $17.5 million, to $327.6 million for the nine months ended September 30, 2011 from $345.1 million for the nine months ended September 30, 2010.
Interest expense on borrowed funds increased by $976,000, or 29.6%, to $4.3 million for the nine months ended September 30, 2011 from $3.3 million for the prior year period primarily due to a $143.5 million increase in the average balance of Federal Home Loan Bank borrowings to $199.5 million for the nine months ended September 30, 2011 from $56.0 million for the nine months ended September 30, 2010. Partially offsetting the increase in the average balance of Federal Home Loan Bank borrowings was a decrease on the average rate paid on borrowed funds of 166 basis points to 2.18% for the nine months ended September 30, 2011 from 3.84% for the nine months ended September 30, 2010.

Net Interest Income. Net interest income increased by $1.2 million, or 4.1%, to $30.8 million for the nine months ended September 30, 2011 from $29.6 million for the prior year period. The increase resulted primarily from a $169.5 million, or 54.3%, increase in the average balance of our securities portfolio to $481.5 million for the nine months ended September 30, 2011 from $312.0 million for the nine months ended September 30, 2010. This increase in income was partially offset by a 20 basis point decrease in our interest rate spread to 3.30% for the nine months ended September 30, 2011 from 3.50% for the nine months ended September 30, 2010. Our net interest margin decreased 31 basis points to 3.51% for the nine months ended September 30, 2011 from 3.82% for the nine months ended September 30, 2010. This decrease in the net interest margin resulted primarily from a change in the asset composition. The average yield on our securities portfolio was 3.02% for the nine months ended September 30, 2011 and the average yield on our loan portfolio was 5.94% for the nine months ended September 30, 2011. The average yield of the securities portfolio was 292 basis points less than the average yield of the loan portfolio, therefore as our securities portfolio increased in relation to our loan portfolio, the combined interest yield decreased. Partially offsetting the decrease in the yield on interest-earning assets was a decrease in our average yield on interest-bearing liabilities of 36 basis points to 1.33% for the nine months ended September 30, 2011 from 1.69% for the nine months ended September 30, 2010.
Provision for Loan Losses. We recorded a provision for loan losses of $1.6 million for the nine months ended September 30, 2011 compared to a provision for loan losses of $5.0 million for the nine months ended September 30, 2010. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. Total loans decreased $4.2 million, or 0.6%, to $673.0 million at September 30, 2011 from $677.2 million at September 30, 2010. Net charge-offs decreased $2.0 million to $2.0 million for the nine months ended September 30, 2011 from $4.0 million for the nine months ended September 30, 2010. Net charge-offs as a percentage of average loans outstanding was 0.40% for the nine months ended September 30, 2011 compared to 0.78% for the nine months ended September 30, 2010. The allowance for loan losses to total loans receivable decreased to 1.26% at September 30, 2011 from 1.37% at September 30, 2010.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either September 30, 2011 or September 30, 2010. At September 30, 2011, non-performing loans totaled $11.6 million, or 1.73% of total loans, compared to $11.0 million, or 1.62% of total loans, at September 30, 2010. The allowance for loan losses as a percentage of non-performing loans decreased to 72.91% at September 30, 2011 from 84.93% at September 30, 2010.
Noninterest Income. Noninterest income decreased $931,000, or 9.2%, to $9.2 million for the nine months ended September 30, 2011 from $10.1 million for the nine months ended September 30, 2010. The decrease was primarily attributable to a $700,000 decrease in service charges and other fees, due primarily to a decrease in insufficient funds fee income, a $517,000 decrease in net gains on the sale of loans, and a $376,000 increase in net losses on sales of repossessed assets. Partially offsetting these decreases in noninterest income was an increase in the cash surrender value of bank-owned life insurance of $718,000 from the purchase of life insurance policies on certain key employees in November 2010.
Noninterest Expense. Noninterest expense increased $1.6 million, or 4.8%, to $34.6 million for the nine months ended September 30, 2011 from $33.0 million for the nine months ended September 30, 2010. The increase was primarily attributable to increases in net loss on write-down of other real estate owned of $2.2 million and salaries and benefits expense of $1.4 million, partially offset by decreases in the FDIC insurance assessment of $419,000, software and equipment maintenance of $397,000, professional and outside services expense of $372,000, depreciation of furniture, software and equipment of $248,000, and marketing expense of $222,000. The increase in net loss on write-down of other real estate owned was primarily due to decreases in the valuation of the properties held as real estate owned. The increase in salaries and benefits expense is primarily due to an increase in lending staff, an increase in incentive compensation expense, and higher health insurance expense. The decrease in the FDIC insurance premium expense is primarily attributable to a decrease in the general assessment rate applied to our insured deposits and the change in the FDIC’s assessment methodology to base assessments on the average total consolidated assets less average tangible equity as required by the Dodd-Frank Act. The decrease in software and equipment maintenance expense related primarily to savings from a new annual contract negotiated with our ATM servicing contractor. The decrease in professional and outside services related primarily to refunds received and a reduction in rates charged for services provided by our debit card vendor as a result of a contract renegotiation and expenses for professional services related to the implementation of Sarbanes-Oxley controls over financial reporting during the nine months ended September 30, 2010. The decrease in depreciation of furniture, software and equipment is primarily attributable to certain assets being fully depreciated. The decrease in marketing expense is primarily due to the discontinuance of our debit card reward program on December 31, 2010.
Income Tax Expense. Income tax expense was $1.1 million for the nine months ended September 30, 2011 compared to $434,000 for the same period in 2010. Our effective tax rate was 29.0% for the nine months ended September 30, 2011 compared to 24.5% for the nine months ended September 30, 2010. The increase in the effective tax rate is attributable to an increase in expense related to the Texas state margin tax, partially offset by an increase in nontaxable income from the increase in the cash surrender value of bank-owned life insurance.
Analysis of Net Interest Income — Nine Months Ended September 30, 2011 and 2010
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Nine Months Ended September 30,
	2011			2010
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$666,681	$29,696	5.94%	$689,505	$32,022	6.19%
Taxable investment securities available for sale	481,456	10,922	3.02	307,879	8,030	3.48
Nontaxable investment securities available for sale	—	—	—	4,135	31	1.00 (2)
Cash and cash equivalents	11,697	25	0.28	27,433	57	0.28
Other	10,600	27	0.34	3,709	19	0.68

Total interest-earning assets	1,170,434	40,670	4.63	1,032,661	40,159	5.19
Noninterest-earning assets	102,321			83,471

Total assets	$1,272,755			$1,116,132

Interest-bearing liabilities:
Interest-bearing demand	$79,207	$115	0.19%	$73,514	$215	0.39%
Savings accounts	213,474	405	0.25	206,224	847	0.55
Money market accounts	104,735	325	0.41	91,736	641	0.93
Certificates of deposit	327,663	4,758	1.94	345,148	5,566	2.15

Total interest-bearing deposits	725,079	5,603	1.03	716,622	7,269	1.35
Federal Home Loan Bank advances	199,531	2,055	1.37	56,031	1,565	3.72
Other secured borrowings	60,465	2,201	4.85	58,000	1,715	3.94

Total interest-bearing liabilities	985,075	9,859	1.33	830,653	10,549	1.69
Noninterest-bearing liabilities(3)	87,182			97,108

Total liabilities	1,072,257			927,761
Equity	200,498			188,371

Total liabilities and equity	$1,272,755			$1,116,132

Net interest income		$30,811			$29,610

Interest rate spread (4)			3.30%			3.50%
Net interest-earning assets (5)	$185,359			$202,008

Net interest margin (6)			3.51%			3.82%
Average interest-earning assets to interest-bearing liabilities	118.82%			124.32%

(1)	Annualized.

(2)	The tax equivalent yield of nontaxable investment securities was 1.51% for the nine months ended September 30, 2011, assuming a marginal tax rate of 34%.

(3)	Includes noninterest-bearing deposits.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30,
	2011 vs. 2010
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(1,060)	$(1,266)	$(2,326)
Taxable investment securities available for sale	4,527	(1,635)	2,892
Nontaxable investment securities available for sale	(31)	—	(31)
Cash and cash equivalents	(33)	1	(32)
Other	35	(27)	8

Total interest-earning assets	$3,438	$(2,927)	$511

Interest-bearing liabilities:
Interest-bearing demand	$17	$(117)	$(100)
Savings accounts	30	(472)	(442)
Money market accounts	91	(407)	(316)
Certificates of deposit	(282)	(526)	(808)

Total interest-bearing deposits	(144)	(1,522)	(1,666)
Federal Home Loan Bank advances	4,008	(3,518)	490
Other secured borrowings	73	413	486

Total interest-bearing liabilities	$3,937	$(4,627)	$(690)

Change in net interest income	$(499)	$1,700	$1,201

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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $31.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $527.8 million at September 30, 2011. On that date, we had $247.0 million in Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $397.6 million.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At September 30, 2011, we had $50.9 million in commitments to extend credit. Included in these commitments to extend credit were $39.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2011 totalled $185.8 million, or 23.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Generally, our primary investing activity is originating loans. During the nine months ended September 30, 2011, we originated $206.0 million of loans. In addition, we purchased $340.8 million of securities classified as available for sale during the nine months ended September 30, 2011.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Total deposits increased $4.8 million for the nine months ended September 30, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we may utilize our borrowing agreements with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances increased by $206.0 million for the nine months ended September 30, 2011. At September 30, 2011, we had the ability to borrow up to $644.6 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $35.0 million in federal funds lines with other financial institutions at September 30, 2011. We also have a line of credit with the Federal Reserve Bank of Dallas which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At September 30, 2011, the borrowing limit for this line of credit was $185.1 million.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at September 30, 2011 and December 31, 2010.

			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated as of September 30, 2011
Total risk-based capital to risk-weighted assets	$193,280	25.66%	$60,254	8.00%	$75,318	10.00%
Tier I risk-based capital to risk-weighted assets	186,865	24.81%	30,127	4.00%	45,191	6.00%
Tier I (Core) capital to adjusted total assets	186,865	14.24%	52,479	4.00%	65,599	5.00%
OmniAmerican Bank as of September 30, 2011
Total risk-based capital to risk-weighted assets	$175,658	23.32%	$60,265	8.00%	$75,332	10.00%
Tier I risk-based capital to risk-weighted assets	169,243	22.47%	30,133	4.00%	45,199	6.00%
Tier I (Core) capital to adjusted total assets	169,243	12.90%	52,485	4.00%	65,606	5.00%
Consolidated as of December 31, 2010
Total risk-based capital to risk-weighted assets	$198,366	27.86%	$56,958	8.00%	$71,197	10.00%
Tier I risk-based capital to risk-weighted assets	191,743	26.93%	28,479	4.00%	42,718	6.00%
Tier I (Core) capital to adjusted total assets	191,743	17.40%	44,078	4.00%	55,097	5.00%
OmniAmerican Bank as of December 31, 2010
Total risk-based capital to risk-weighted assets	$170,526	23.95%	$56,965	8.00%	$71,207	10.00%
Tier I risk-based capital to risk-weighted assets	163,903	23.02%	28,483	4.00%	42,724	6.00%
Tier I (Core) capital to adjusted total assets	163,903	14.88%	44,065	4.00%	55,082	5.00%
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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
		More than	More than
	One year or	one year to	three years to	More than
	less	three years	five years	five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$180,000	$106,000	$19,000	$—	$305,000
Operating leases	486	918	853	971	3,228
Certificates of deposit	185,791	103,235	28,501	1	317,528

Total contractual obligations	$366,277	$210,153	$48,354	$972	$625,756

Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$10,993	$—	$—	$—	$10,993
Unused lines of credit (2)	—	—	—	—	39,526

Total loan commitments	$10,993	$—	$—	$—	$50,519

Total contractual obligations and loan commitments	$377,270	$210,153	$48,354	$972	$676,275

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

(2)	Because lines of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Net Portfolio Value. Prior to merging with the Office of the Comptroller of the Currency, the Office of Thrift Supervision required the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provided all institutions that filed a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model used a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points was not prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provided us the results of the interest rate sensitivity model, which is based on information we provided to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of June 30, 2011 (the most recent date available), the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2011
				NPV as a Percentage of Present
Change in				Value of Assets(3)
Interest Rates		Estimated Increase			Increase
(basis points)	Estimated	(Decrease) in NPV			(Decrease)
(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)
	(Dollars in thousands)
+300	151,848	(70,651)	(31.75)%	11.80%	(427)
+200	178,112	(44,387)	(19.95)%	13.47%	(260)
+100	201,969	(20,530)	(9.23)%	14.91%	(116)
0	222,499	—	—	16.07%	—
-100	238,991	16,492	7.41%	16.97%	90

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The Office of Thrift Supervision model illustrates the change in the economic value of our assets and liabilities at June 30, 2011 assuming an immediate change in interest rates. The table above indicates that at June 30, 2011, under the Office of Thrift Supervision model, in the event of a 200 basis point increase in interest rates, we would experience a 19.95% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 7.41% increase in net portfolio value.
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

The following table presents our internal calculations of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous changes in the interest rate yield curve as of September 30, 2011:

At September 30, 2011
				NPV as a Percentage of		Net Interest Income
Change in				Present Value of Assets(3)			Increase (Decrease) in
Interest Rates		Estimated Increase			Increase	Estimated	Estimated Net Interest
(basis points)	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)
+300	$186,420	$(45,583)	(18.95)%	14.15%	(249)	$39,876	$(2,625)	(6.18)%
+200	203,619	(26,384)	(11.47)%	15.18%	(146)	41,868	(633)	(1.49)%
+100	218,506	(11,497)	(5.00)%	16.03%	(61)	43,264	763	1.80%
0	230,003	—	—	16.64%	—	42,501	—	—
-100	228,944	(1,059)	(0.46)%	16.50%	(14)	38,059	(4,442)	(10.45)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2011, in the event of a 200 basis point increase in interest rates, we would experience an 11.47% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.46% decrease in net portfolio value.
Net Interest Income. As of September 30, 2011, using our internal interest rate risk model, we estimated that our net interest income for the nine months ended September 30, 2011 would decrease by 1.49% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 10.45% in the event of an instantaneous 100 basis point decrease in market interest rates. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In August 2011, the Chapter 11 Trustee for Taylor, Bean & Whitaker filed a complaint against the Company seeking to recover payments totaling $1.5 million made by Taylor, Bean & Whitaker to the Company as allegedly preferential transfers paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Taylor, Bean & Whitaker. The Company asserts that the payments do not constitute preferences and has engaged outside legal counsel to assist in the matter. At the present time, the Company cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any.
Aside from the litigation discussed above, the Company is involved in routine legal actions that are considered ordinary routine litigation incidental to the business of the Company. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a materially adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 10, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2011.

			(c)	(d)
			Total Number of	Maximum Number
	(a)		Shares Purchased	of Shares That May
	Total Number	(b)	as Part of Publicly	Yet Be Purchased
	of Shares	Average Cost	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs (1)	Program (1)
July 1, 2011 through July 31, 2011	—	$—	—	354,295
August 1, 2011 through August 31, 2011	354,295	14.34	354,295	—
September 1, 2011 through September 30, 2011	35,000	13.95	35,000	530,369

Total	389,295	$14.31	389,295	530,369

(1)	On January 25, 2011, the Company’s Board of Directors approved a stock repurchase program under which the Company could repurchase up to 595,125 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program was completed in August 2011. On September 1, 2011, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to 565,369 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIAMERICAN BANCORP, INC.
(Registrant)

Date: November 4, 2011	/s/ Tim Carter Tim Carter
President and Chief Executive Officer

Date: November 4, 2011	/s/ Deborah B. Wilkinson Deborah B. Wilkinson
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Tim Carter, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32
Certification of Tim Carter, President and Chief Executive Officer, and Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Interactive Data File

+	As provided in rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934