Form 10-K
period 2011-12-31
OmniAmerican Bancorp, Inc.
filed 2012-03-02
CIK 1470795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-34605

OMNIAMERICAN BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-0983595
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No. )

1320 S. University Drive, Fort Worth, Texas	76107
(Address of Principal Executive Offices)	(Zip Code)

(817) 367-4640

(Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of March 2, 2012, there were issued and outstanding 11,195,975 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2011 was $155,250,547.

DOCUMENTS INCORPORATED BY REFERENCE:

September 30,
Document	Part of Form 10-K
Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant	Part III

OmniAmerican Bancorp, Inc.

Annual Report on Form 10-K

For The Year Ended

December 31, 2011

i

PART I

ITEM 1. Business

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions, and expectations;

•	statements regarding our business plans, prospects, growth, and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to, and do not take any obligation to update any forward-looking statements after the date of this annual report.

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

•

changes resulting from intense compliance and regulatory costs associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the transition from the Office of Thrift Supervision to the Office of the Comptroller of the Currency as our primary regulator.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

General

OmniAmerican Bancorp, Inc. is the Maryland corporation that owns all of the outstanding shares of common stock of OmniAmerican Bank. Unless the context otherwise requires, references in this document to the “Company” refer to OmniAmerican Bancorp, Inc. and references to the “Bank” refer to OmniAmerican Bank. References to “we,” “us,” and “our” refer to OmniAmerican Bancorp, Inc. or OmniAmerican Bank, unless the context otherwise requires.

On January 20, 2010, we completed the mutual-to-stock conversion of OmniAmerican Bank and initial public stock offering of OmniAmerican Bancorp, Inc. OmniAmerican Bancorp, Inc. sold 11,902,500 shares raising $119.0 million in gross proceeds. OmniAmerican Bancorp, Inc. received net proceeds from the offering of $115.5 million and loaned $9.5 million to OmniAmerican Bank’s Employee Stock Purchase Plan to enable it to purchase 952,200 shares of common stock in the offering. OmniAmerican Bancorp, Inc. contributed $86.6 million of the remaining net proceeds of $106.0 million to OmniAmerican Bank and the remainder was retained by OmniAmerican Bancorp, Inc. to be utilized for general corporate purposes. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of OmniAmerican Bank. At December 31, 2011, we had consolidated assets of $1.34 billion, loans of $683.5 million, deposits of $807.6 million, and stockholders’ equity of $199.0 million.

Our executive offices are located at 1320 South University Drive, Suite 900, Fort Worth, Texas 76107. Our telephone number at this address is (817) 367-4640 and our Internet website address is www.omniamerican.com.

OmniAmerican Bank is a federally chartered savings bank headquartered in Fort Worth, Texas. OmniAmerican Bank was originally chartered in 1956 as a federal credit union serving the active and retired military personnel of Carswell Air Force Base. We completed the conversion from a Texas credit union charter to a federal mutual savings bank charter as of January 1, 2006. The objective of the charter conversion was to convert to a banking charter in order to carry out our business strategy of broadening our banking services into residential real estate and commercial lending, selling loans, and servicing loans for others, which has allowed us to better serve the needs of our customers and the local community.

The Bank’s principal business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans (automobile loans referred to us by automobile dealerships), and to a lesser extent, commercial real estate, real estate construction, commercial business loans, and direct automobile loans.

Loans are originated from our main office in Fort Worth, Texas, and from the Bank’s branch network in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. We retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential real estate loans with terms of 15 years or less. We generally sell the long-term, fixed-rate one- to four-family residential real estate loans (terms greater than 15 years) that we originate either to the Federal National Mortgage Association (“Fannie Mae”) on a servicing-retained basis or into the secondary mortgage market on a servicing-released basis, in order to generate fee income and for interest rate risk management purposes.

In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations (“CMOs”), and to a lesser extent equity securities. We have in the past invested in trust preferred securities issued by third parties, private-label CMOs, municipal obligations, and agency bonds. In March 2011, we sold our trust preferred securities and private-label collateralized mortgage obligation. We do not expect to invest in these types of securities in the future. At December 31, 2011, our investment securities portfolio had an amortized cost of $517.9 million.

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

Available Information

OmniAmerican Bancorp, Inc.’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through our Internet website, www.omniamerican.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the Securities and Exchange Commission.

Market Area

Our primary market area is the area surrounding our main office in Fort Worth, Texas which includes the communities in the Dallas-Fort Worth-Arlington metropolitan statistical area (“MSA”). This area is also referred to as the “Dallas-Fort Worth Metroplex” and encompasses 12 counties in North Texas: Collin, Dallas, Delta, Denton, Ellis, Hunt, Johnson, Kaufman, Parker, Rockwall, Tarrant, and Wise Counties. The Bank also has a branch located in Hood County, Texas. The total area of the Dallas-Fort Worth Metroplex is approximately 9,000 square miles.

The Dallas-Fort Worth Metroplex is the largest population center in Texas and the fourth largest in the United States with a population of 6.4 million in 2010 according to the U.S. Census Bureau. The population expansion from 2000 to 2010 in the Dallas-Fort Worth Metroplex of 23.4% exceeded the national and state increases of 9.7% and 20.6%, respectively, and this trend is expected to continue.

As of December 2011, all of the jobs shed by Texas employers during the recession have been recovered as our economy rebounded more quickly than the U.S. as a whole. The state’s economy gained 204,500 jobs from December 2010 to December 2011, an annual job gain of over 2.0%. The state’s seasonally adjusted unemployment rate fell from 8.3% in December 2010 to 7.8% in December 2011. The Dallas-Fort Worth Metroplex unemployment rate dropped from 8.0% in December 2010 to 7.1% in December 2011. The Texas unemployment rate has been at or below the national rate for 60 consecutive months.

Generally, Texas has weathered the national real estate downturn without significantly lowered property values. In Texas, the median price for existing single-family homes increased by 0.8% from November 2010 to November 2011. We believe this reflects low interest rates and low taxes, lower unemployment than the national average, higher rates of job creation, a growing population, and the continued affordability of Texas housing.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. Based on the most recent branch deposit data provided by the Federal Deposit Insurance Corporation (“FDIC”) (as of June 30, 2011), we ranked seventh in deposit share in Tarrant County, with 2.45% of total deposits and 25th in deposit share in the Dallas-Fort Worth-Arlington, Texas MSA, with 0.47% of total deposits. Such data does not reflect deposits held by credit unions.

Lending Activities

Our principal lending activities are the originations of mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans, and to a lesser extent, commercial real estate, commercial business, real estate construction, and direct automobile loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate loans:
One- to four-family(1)	$270,426	39.21%	$271,792	40.60%	$257,265	36.35%	$245,554	33.96%	$210,475	29.60%
Home equity(2)	22,074	3.20	26,670	3.98	28,526	4.03	27,180	3.76	21,183	2.98
Commercial loans:
Commercial real estate	87,650	12.71	87,887	13.13	100,985	14.27	89,023	12.31	81,953	11.53
Real estate construction	48,128	6.98	34,502	5.15	36,843	5.20	45,840	6.34	43,003	6.05
Commercial business	36,648	5.32	48,733	7.28	59,325	8.38	50,975	7.05	34,884	4.91
Consumer loans:
Automobile, indirect	184,093	26.69	156,708	23.41	176,775	24.98	209,371	28.95	258,782	36.39
Automobile, direct	23,316	3.38	24,523	3.66	28,722	4.06	34,824	4.82	37,687	5.30
Unsecured	12,431	1.80	13,416	2.00	14,323	2.02	14,505	2.00	15,991	2.25
Other	4,923	0.71	5,287	0.79	5,001	0.71	5,832	0.81	7,048	0.99

Total loans	689,689	100.00%	669,518	100.00%	707,765	100.00%	723,104	100.00%	711,006	100.00%

Other items:
Unearned fees and discounts, net	1,710		(161)		(1,310)		940		3,479
Allowance for loan losses	(7,908)		(8,932)		(8,328)		(8,270)		(7,386)

Total loans, net	$683,491		$660,425		$698,127		$715,774		$707,099

(1)	Excludes loans held for sale of $2.4 million, $861,000, $241,000, $160,000, and $253,000 at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.
(2)	Included in home equity loans are home equity lines of credit totaling $855,000, $886,000, $1.1 million, $1.9 million, and $993,000 at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	One- to Four-Family Real Estate		Home Equity		Commercial Real Estate		Real Estate Construction		Commercial Business
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2012	$190	4.37%	$831	3.74%	$29,156	5.87%	$21,318	5.83%	$9,236	6.43%
2013	333	5.90	305	6.55	2,860	5.81	4,831	5.42	3,013	5.91
2014	530	6.22	421	6.53	6,483	5.76	15,465	4.22	3,464	5.65
2015 to 2016	2,911	5.34	839	7.13	11,083	5.49	4,525	6.15	11,755	5.72
2017 to 2021	24,147	4.93	4,698	6.61	14,594	5.63	831	6.00	9,036	6.75
2022 to 2026	78,485	3.10	6,044	6.86	13,681	5.65	435	6.18	144	6.50
2027 and beyond	163,830	5.98	8,936	6.64	9,793	6.26	723	6.02	—	—

Total	$270,426	5.04%	$22,074	6.60%	$87,650	5.78%	$48,128	5.31%	$36,648	6.16%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Automobile, Indirect		Automobile, Direct		Unsecured Consumer		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2012	$3,110	7.36%	$851	6.74%	$7,818	7.03%	$3,051	3.51%	$75,561	6.00%
2013	9,783	6.83	2,876	6.08	1,018	12.42	145	9.00	25,164	6.47
2014	18,344	7.22	4,341	5.43	1,192	13.10	162	10.36	50,402	5.98
2015 to 2016	80,168	7.28	12,793	4.56	2,311	14.03	564	9.92	126,949	6.75
2017 to 2021	72,688	6.55	2,455	4.23	92	6.46	954	9.62	129,495	6.13
2022 to 2026	—	—	—	—	—	—	47	9.00	98,836	3.70
2027 and beyond	—	—	—	—	—	—	—	—	183,282	6.03

Total	$184,093	6.96%	$23,316	4.95%	$12,431	9.35%	$4,923	5.87%	$689,689	5.86%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012. For purposes of the table, adjustable-rate loans include adjustable-rate mortgages with initial fixed-rate periods of three to seven years.

	September 30,	September 30,	September 30,
	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)

Residential real estate loans:
One- to four-family	$226,414	$43,822	$270,236
Home equity	16,424	4,819	21,243
Commercial loans:
Commercial real estate	28,950	29,544	58,494
Real estate construction	11,043	15,767	26,810
Commercial business	8,375	19,037	27,412
Consumer loans:
Automobile, indirect	180,983	—	180,983
Automobile, direct	22,465	—	22,465
Unsecured	4,613	—	4,613
Other	1,872	—	1,872

Total loans	$501,139	$112,989	$614,128

One- to Four-Family Residential Real Estate Loans. At December 31, 2011, $270.4 million, or 39.2% of our total loan portfolio consisted of one- to four-family residential real estate loans. We offer residential real estate loans that conform to Fannie Mae underwriting standards (conforming loans) and non-conforming loans. We generally underwrite our one- to four-family residential real estate loans based on the applicant’s employment and credit history and the appraised value of the subject property. Our loans have fixed rates and adjustable rates, with maturities of up to 30 years, and maximum loan amounts generally of up to $1.0 million. As of December 31, 2011, less than 1% of our one- to four-family residential real estate loans had balances over $1.0 million. At December 31, 2011, fixed-rate one- to four-family residential real estate loans totaled $226.4 million and adjustable-rate one- to four-family residential real estate loans totaled $44.0 million.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments and adjustable-rate mortgage loans that provide an initial fixed interest rate for three, five, or seven years and that amortize over a period up to 30 years. We do not offer discounted or teaser rates on our adjustable-rate mortgage loans.

Our one- to four-family residential real estate loans are generally conforming loans, underwritten according to Fannie Mae guidelines. We originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum general conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which is currently $417,000 for single-family homes. At December 31, 2011, 3.3% of our one- to four-family residential real estate loans had principal balances in excess of $417,000. At that date, our average one- to four-family residential real estate loan had a principal balance of $121,054. In the current low interest rate environment, most borrowers have preferred fixed-rate loans to our adjustable-rate loan products. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We only originate fixed-rate jumbo loans with terms of up to 30 years and adjustable-rate jumbo loans with an initial fixed-rate period of three, five, or seven years and which adjust annually. At December 31, 2011, our largest one- to four-family residential real estate loan had an outstanding balance of $3.2 million, was secured by a single-family residence, and was identified as impaired in 2009. The loan was restructured in October 2009 to reduce the interest rate and was performing in accordance with the restructured terms at December 31, 2011. As of December 31, 2011, we had a specific reserve of $131,000 for this loan.

We will originate loans with loan-to-value ratios in excess of 80%, provided that, with limited exceptions, the borrower obtains private mortgage insurance. We generally will not originate loans with a loan-to-value ratio in excess of 95%. As of December 31, 2011, $44.6 million, or 16.5%, of our residential loan portfolio had loan-to-value ratios in excess of 80%.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. We retain in our portfolio fixed-rate one- to four-family residential real estate loans with terms of 15 years or less. We currently sell most of our long-term, fixed-rate one- to four-family residential real estate loans (terms greater than 15 years) that we originate into the secondary mortgage market to government sponsored entities, such as Fannie Mae, or other purchasers. Such loans are sold without recourse. We generally retain the servicing rights on all loans sold to Fannie Mae in order to generate fee income and reinforce our relationship with our customers. For the year ended December 31, 2011, we received servicing fees of $345,000. As of December 31, 2011, the principal balance of loans serviced for others totaled $132.7 million.

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

A portion of our one- to four-family residential real estate loan portfolio has higher risk characteristics. We have internally originated and purchased the loans in this portfolio. This portfolio consists of subprime loans (those loans made to borrowers with no established credit scores or credit scores of 660 or less and some additional credit weakness), stated income loans (the reasonableness of which was verified through sources other than the borrower) and interest-only loans (loans which typically provide for the payment of interest only for a fixed period of time, thereafter the loan payments adjust to include both principal and interest for the remaining term). At December 31, 2011, the outstanding balance of our subprime one- to four-family residential real estate loans totaled $40.2 million, or 14.9%, of our one- to four-family residential real estate loans and 5.8% of our total loans. Included in this balance are $24.5 million in loans made to borrowers who are resident aliens and have no established credit scores. These loans were originated consistent with our commitment under the Community Reinvestment Act to help provide credit to the low and moderate income segment of our community. At December 31, 2011, the outstanding balance of our one- to four-family residential real estate loans also included $10.3 million of stated income loans and $5.8 million in interest-only loans (of which $2.1 million were also stated income loans). At December 31, 2011, none of our subprime one- to four-family residential real estate loans was over 60 days past due. For the year ended December 31, 2011, there were no subprime loans foreclosed. In addition, two of the loans in the subprime portfolio with balances totaling $419,000 had been restructured or modified as of December 31, 2011.

In 2008, we began purchasing one- to four-family residential real estate loans, which included subprime, stated income, and interest-only loans, at a discount to the original principal balance of the loan. As of December 31, 2011, the total outstanding balance of all purchased one- to four-family residential real estate loans was $17.8 million, or 6.6% of our one- to four-family residential real estate loans and 2.6% of our total loans, while the carrying value of such loans, net of purchase discounts, was $15.4 million. Our purchased one- to four-family residential real estate loans included $2.2 million of subprime loans as of December 31, 2011. In addition, these purchased one- to four-family residential real estate loans included $9.6 million of stated income loans and $3.7 million of interest-only loans (of which $2.1 million were also stated income loans). At December 31, 2011, the purchased subprime, stated income, and interest-only loans represented 0.8%, 3.5%, and 1.4%, respectively, of our total one- to four-family residential real estate loans. We may purchase subprime, stated income, and interest-only loans as market conditions permit, and if we are able to obtain the loans at a sufficient discount to the loan balance to compensate us for the added risk associated with such loans.

At December 31, 2011, our internally originated one- to four-family residential loans included $38.0 million of subprime loans, $2.1 million of interest-only loans, and $704,000 of stated income loans. These loans represent 14.1%, 0.8%, and 0.3%, respectively, of our total one- to four-family residential real estate loans. We intend to continue to originate these types of loans in the future as market conditions permit.

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

During the year ended December 31, 2011, we had a total of four foreclosures in our one- to four-family residential real estate loan portfolio with principal balances of the foreclosed loans totaling $1.0 million.

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 30 years. Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties may be underwritten with loan-to-value ratios of 80% of the market value of the single-family residence inclusive of all other debt, and the credit limit cannot exceed 50% of the market value when combined with the principal balance of the existing mortgage loan. Home equity lines of credit are generally originated with adjustable rates of interest. The maximum maturity period is 20 years with a five-year period to draw funds. At the time we close a home equity loan or line of credit, we record a deed of trust to perfect our security interest in the underlying collateral. At December 31, 2011, the outstanding balance of home equity loans totaled $22.1 million, or 3.2% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $855,000, or 0.1% of our total loan portfolio.

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

Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by multi-family residences, retail strip centers, office buildings, industrial buildings, condominiums, hotels, developed lots, and raw land. Loans secured by commercial real estate totaled $87.7 million, or 12.7% of our total loan portfolio, at December 31, 2011, and consisted of 170 loans outstanding with an average loan balance of approximately $516,000 as of December 31, 2011.

Our commercial real estate loans are generally written up to terms of five years with adjustable interest rates. The rates are generally tied to the prime rate as reported in The Wall Street Journal and generally have a specified floor. Many of our adjustable-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We also originate 15- to 20-year fixed-rate, fully amortizing commercial real estate loans. A portion of our commercial real estate loans are loans that provide permanent financing for borrowers following the completion of the real estate construction for which we previously provided construction financing.

In underwriting commercial real estate loans, we generally lend up to 85% of the property’s appraised value and up to 65% of the property’s appraised value if the property is unimproved land. We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. We do not conduct environmental testing on commercial real estate loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential real estate loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. At December 31, 2011, our largest commercial real estate loan had an outstanding balance of $4.3 million, was secured by residential lots, and was performing in accordance with its terms as of that date.

Real Estate Construction Loans. We originate real estate construction loans for the construction of single-family residences, multi-family residences, retail strip centers, office buildings, industrial buildings, condominiums, and hotels. Construction loans are offered to individuals for the construction of their personal residences (owner-occupied) and to qualified developers. At December 31, 2011, real estate construction loans totaled $48.1 million, or 7.0% of total loans. At December 31, 2011, the commitment to advance additional amounts on these real estate construction loans totaled $10.3 million.

We grant construction loans to area builders. In the case of residential subdivisions, these loans finance the cost of completing homes. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to the lower of 100% of actual construction costs or 80% of the completed appraised value. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction.

Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the term of the construction loan. We do not conduct environmental testing on real estate construction loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan. We typically make construction loans only to developers with whom we have an existing relationship or who are known to us.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. At December 31, 2011, our largest real estate construction loan had an outstanding balance of $8.2 million, was secured by a 96-unit apartment project and was performing in accordance with its terms as of that date.

Commercial Business Loans. We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes. The terms of these loans generally range from one year to a maximum of 10 years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate as reported in The Wall Street Journal or London InterBank Offered Rate (LIBOR) and generally with specified floors. At December 31, 2011, we had 152 commercial business loans outstanding with an aggregate balance of $36.6 million, or 5.3% of our total loans. As of December 31, 2011, the average commercial business loan balance was approximately $241,000. At December 31, 2011, we had $706,000 in unsecured commercial business loans.

We have in the past purchased participation interests in shared national credits, which are adjustable-rate loans generally tied to the LIBOR where a larger financial institution serves as the lead lender and credit is extended to a large business secured by business assets or equipment. Historically, the minimum participation amount has been $5.0 million. During 2011, we sold our participation interest in a shared national credit of $4.3 million at a loss of $212,000. At December 31, 2011, we did not have any interests in shared national credits. We are no longer purchasing shared national credit loans. We intend to focus our commercial business lending on small- to medium-sized businesses in our local market area.

Commercial credit decisions are based upon our credit assessment of the borrower and the underlying business. We determine the borrower’s ability to repay in accordance with the proposed terms of the loan and we assess the risks involved. An evaluation is made of the borrower to determine character and capacity to manage the borrower’s business. Personal guarantees of the principals of a borrower are usually obtained. In addition to evaluating the borrower’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the guarantor’s credit history supplement our analysis of the borrower’s creditworthiness. We may also check with other banks and conduct trade investigations. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential real estate loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with an appropriate deposit relationship. At December 31, 2011, our largest internally originated commercial business loan had an outstanding balance of $4.5 million, was secured by equipment and was performing in accordance with its terms as of that date.

Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by savings deposits. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market areas. Most of our consumer loans are secured by automobiles. At December 31, 2011, our consumer loan portfolio totaled $224.8 million, or 32.6% of our total loan portfolio. We originate automobile loans on a direct and indirect basis. Automobile loans totaled $207.4 million at December 31, 2011, or 30.1% of our total loan portfolio, with $184.1 million in indirect loans and $23.3 million in direct loans.

We acquire our indirect automobile loans from approximately 89 dealers located primarily in our market area under an arrangement providing for a premium for any amount over the interest rate to be paid to the referring dealer. Approximately 54.5% of the aggregate principal balance of our automobile loan portfolio as of December 31, 2011 was for new vehicles and the remainder was for used vehicles. The weighted average original term to maturity of our automobile loan portfolio at December 31, 2011 was five years and seven months. The average outstanding balance of our automobile loans for the year ended December 31, 2011 was $15,993 and the average credit score was 722. More than 97.9% of the aggregate principal balance of our automobile loan portfolio as of December 31, 2011 consisted of loans to borrowers with mailing addresses in the State of Texas. We have been in the business of providing indirect automobile financing since 1992.

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

At December 31, 2011, our automobile loans to borrowers with credit scores of 660 or less totaled $35.7 million or 17.2% of our total automobile loan portfolio. We typically will not originate these types of loans with loan-to-value ratios greater than 110%. We also consider the applicant’s employment history and we may charge a higher interest rate.

Our secured consumer loans totaled $4.9 million, or 0.7% of our total loan portfolio, at December 31, 2011, and consisted principally of deposit secured loans. We also originate unsecured consumer loans. At December 31, 2011, our unsecured consumer loans totaled $12.4 million, or 1.8% of our total loan portfolio. These loans have either a fixed rate of interest for a maximum term of 60 months or are revolving lines of credit with an adjustable-rate of interest tied to the prime rate of interest as reported in The Wall Street Journal. At December 31, 2011, unfunded commitments on our unsecured lines of credit totaled $6.9 million and the average outstanding balance on our lines was approximately $5,356 as of December 31, 2011.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, our consumer loan portfolio contains a substantial number of indirect automobile loans where we assume the risk that the automobile dealership underwriting the loans complies with federal, state, and local consumer protection laws.

Loan Originations, Purchases, Sales, Participations, and Servicing. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans that we originate are underwritten pursuant to our policies and procedures. In addition, our one- to four-family residential real estate loans generally incorporate Fannie Mae underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our commercial real estate and commercial business loans are generated by referrals from professional contacts. Most of our originations of one- to four-family residential real estate loans, consumer loans, and home equity loans are generated by existing customers, referrals from real estate agents, and automobile dealers participating in our indirect automobile loan program, residential home builders, walk-in business, and from our internet website.

We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs, and other factors. We sold $42.7 million of one- to four-family residential real estate loans (all fixed-rate loans with terms of 15 years or longer) during the year ended December 31, 2011, and $53.7 million of such loans were sold during the year ended December 31, 2010. We had $2.4 million in loans held for sale at December 31, 2011.

At December 31, 2011, we were servicing residential real estate loans for Fannie Mae with a principal balance of $132.7 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremediated defaults, making certain insurance and tax payments on behalf of borrowers, and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

We did not purchase any loans during the year ended December 31, 2011. We purchased $4.5 million in loans during the year ended December 31, 2010. We purchased commercial loans and one- to four-family residential real estate loans in 2010 to supplement our own loan origination activity.

The following table shows our loan origination, sale, and repayment activities for the years indicated.

	September 30,	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Originations by type:

Adjustable-rate:
Residential real estate loans:
One- to four-family	$8,625	$6,676	$8,881
Home equity	334	3,739	2,038
Commercial loans:
Commercial real estate	14,829	5,976	3,246
Real estate construction	52,761	9,886	6,285
Commercial business	6,733	6,814	19,581
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Unsecured	8	80	611
Other	2,058	3,016	2,880

Total adjustable-rate	85,348	36,187	43,522

Fixed-rate:
Residential real estate loans:
One- to four-family	83,456	119,344	137,873
Home equity	1,897	2,078	4,534
Commercial loans:
Commercial real estate	4,304	1,168	7,628
Real estate construction	10,603	1,502	1,207
Commercial business	4,094	2,049	11,481
Consumer loans:
Automobile, indirect	99,414	58,333	62,285
Automobile, direct	12,217	10,912	10,283
Unsecured	2,945	3,409	3,574
Other	834	813	529

Total fixed-rate	219,764	199,608	239,394

Total loans originated	$305,112	$235,795	$282,916

Purchases:
Residential real estate loans:
One- to four-family	$—	$130	$14,722
Home equity	—	—	—
Commercial loans:
Commercial real estate	—	3,400	4,794
Real estate construction	—	—	—
Commercial business	—	978	1,944
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Unsecured and other	—	—	—

Total loans purchased	$—	$4,508	$21,460

Sales and repayments:
Residential real estate loans:
One- to four-family	$42,742	$53,660	$79,456
Home equity	—	—	—
Commercial loans:
Commercial real estate	—	—	—
Real estate construction	—	—	—
Commercial business	6,523	3,211	4,517
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Unsecured and other	—	—	—

Total loans sold	$49,265	$56,871	$83,973

Principal repayments	$235,676	$221,679	$235,742

Total reductions	$284,941	$278,550	$319,715

Increase (decrease) in other items, net	$2,895	$545	$(2,308)

Net increase (decrease)	$23,066	$(37,702)	$(17,647)

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

OmniAmerican Bank’s policies and loan approval limits are established by our board of directors. Our lending officers at the assistant vice president level may approve secured commercial loans up to $25,000 and unsecured commercial loans up to $2,000. Similarly, such officers may approve secured consumer loans up to $25,000 and unsecured consumer loans up to $2,000. Our lending officers at the vice president level may approve secured commercial loans up to $75,000 and unsecured commercial loans up to $5,000. Similarly, such officers may approve secured consumer loans up to $50,000 and unsecured consumer loans up to $5,000. Our lending officers at the senior vice president level may approve secured commercial loans up to $500,000 and unsecured commercial loans up to $25,000. In addition, such officers may approve secured consumer loans up to $500,000 and unsecured consumer loans up to $25,000. Aggregate lending relationships in amounts up to $1.0 million for residential real estate loans and in amounts up to $1.0 million for commercial real estate loans may be approved by the Chief Lending Officer or the Chief Credit Officer. Our President and Chief Executive Officer has authority to approve aggregate lending relationships up to $2.5 million. All loans in excess of $1.0 million must be approved or ratified by a majority of the Loan Committee, consisting of our Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Chief Operating Officer and Chief Credit Officer. All approved loans in excess of $1.0 million are reported to the board of directors upon approval.

We generally require appraisals by independent, licensed, third-party appraisers of all real property securing loans. All appraisers are approved by the board of directors annually.

Non-performing Assets, Problem Assets, and Potential Problem Loans

With respect to our residential real estate loans and consumer loans, collection calls typically begin between the 5th and 15th day of delinquency. By the time a loan is 30 days past due, there will have been one delinquency notice sent as well as a minimum of three personal phone contact attempts from the assigned employee and/or an automated calling system. During each personal phone contact, the borrower is required to provide updated information and is counseled on the terms of the loan and the importance of making payments on or before the due date. Typically repossessions occur between 30 and 60 days and foreclosures typically begin after the 61st day of delinquency. A summary report of all loans 30 days or more past due is provided monthly to our board of directors.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. At December 31, 2011, 2010, 2009, 2008, and 2007, we had troubled debt restructurings of $28.1 million, $19.5 million, $18.4 million, $4.0 million, and $2.1 million, respectively.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans:
One- to four-family	$1,244	$2,294	$1,640	$81	$—
Home equity	204	230	94	—	—
Commercial loans:
Commercial real estate	5,731	5,587	6,304	5,272	2,668
Real estate construction	766	—	—	—	—
Commercial business	1,548	1,051	—	107	—
Consumer loans:
Automobile, indirect	142	78	200	240	243
Automobile, direct	—	11	35	1	57
Unsecured	—	—	—	—	3
Other	—	—	—	—	1

Total non-accrual loans	9,635	9,251	8,273	5,701	2,972

Loans delinquent 90 days or greater and still accruing:
Residential real estate loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial loans:
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer loans:
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—

Total non-performing loans	9,635	9,251	8,273	5,701	2,972

Other real estate owned and foreclosed assets:
Residential real estate loans:
One- to four-family	$799	$2,316	$671	$—	$—
Home equity	94	—	—	—	—
Commercial loans:
Commercial real estate	5,330	12,477	6,091	488	488
Real estate construction	460	—	—	—	—
Commercial business	—	—	25	—	12
Consumer loans:
Automobile, indirect	210	165	218	95	228
Automobile, direct	13	42	24	3	8
Unsecured	—	—	—	—	—
Other	4	—	—	—	—

Total other real estate owned and foreclosed assets	6,910	15,000	7,029	586	736

Total non-performing assets	$16,545	$24,251	$15,302	$6,287	$3,708

Ratios:
Non-performing loans to total loans	1.40%	1.38%	1.17%	0.79%	0.42%
Non-performing assets to total assets	1.24	2.19	1.35	0.59	0.35

Interest income recognized on non-accruing loans and troubled debt restructured loans was $905,000 for the year ended December 31, 2011. Had non-accrual and troubled debt restructured loans been current in accordance with their original terms, an additional $804,000 in interest income would have been recognized in 2011 on these loans.

At December 31, 2011, our non-accrual loans totaled $9.6 million. The non-accrual loans consisted primarily of two loans with principal balances totaling $5.3 million. The first loan, with an outstanding balance of $3.6 million at December 31, 2011, is a participation purchased in a $32.0 million credit secured by a hotel with an appraised value of $65.6 million as of the most recent appraisal obtained in September 2011. At December 31, 2011, we did not have a specific reserve on this loan. The second loan, with an outstanding balance of $1.7 million at December 31, 2011, is a participation purchased in a $128 million credit secured by an ethanol plant with an appraised value of $140.0 million based on an appraisal performed in July 2011 and farmland with an appraised value of $9.5 million based on an appraisal performed in February 2010. At December 31, 2011, we did not have a specific reserve on this loan.

At December 31, 2011, we did not have any loans that were not currently classified as non-accrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as non-accrual, 90 days past due, or troubled debt restructurings.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2011
Residential real estate loans:
One- to four-family	4	$557	6	$1,105	10	$1,662
Home equity	—	—	1	204	1	204
Commercial loans:
Commercial real estate	—	—	2	123	2	123
Real estate construction	—	—	—	—	—	—
Commercial business	2	369	1	144	3	513
Consumer loans:
Automobile, indirect	23	384	9	141	32	525
Automobile, direct	2	13	—	—	2	13
Unsecured	1	10	—	—	1	10
Other	—	—	—	—	—	—

Total loans	32	$1,333	19	$1,717	51	$3,050

At December 31, 2010
Residential real estate loans:
One- to four-family	—	$—	7	$2,294	7	$2,294
Home equity	—	—	1	230	1	230
Commercial loans:
Commercial real estate	1	149	2	1,568	3	1,717
Real estate construction	—	—	—	—	—	—
Commercial business	1	359	—	—	1	359
Consumer loans:
Automobile, indirect	15	204	9	78	24	282
Automobile, direct	1	9	2	11	3	20
Unsecured	5	40	—	—	5	40
Other	—	—	—	—	—	—

Total loans	23	$761	21	$4,181	44	$4,942

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2009
Residential real estate loans:
One- to four-family	1	$53	11	$1,640	12	$1,693
Home equity	2	73	1	94	3	167
Commercial loans:
Commercial real estate	—	—	1	103	1	103
Real estate construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	30	245	11	195	41	440
Automobile, direct	4	6	3	30	7	36
Unsecured	12	61	—	—	12	61
Other	—	—	2	9	2	9

Total loans	49	$438	29	$2,071	78	$2,509

At December 31, 2008
Residential real estate loans:
One- to four-family	1	$101	1	$81	2	$182
Home equity	—	—	—	—	—	—
Commercial loans:
Commercial real estate	—	—	1	5,272	1	5,272
Real estate construction	—	—	—	—	—	—
Commercial business	1	19	2	91	3	110
Consumer loans:
Automobile, indirect	42	457	21	240	63	697
Automobile, direct	4	29	1	1	5	30
Unsecured	13	74	—	—	13	74
Other	—	—	—	—	—	—

Total loans	61	$680	26	$5,685	87	$6,365

At December 31, 2007
Residential real estate loans:
One- to four-family	1	$164	—	$—	1	$164
Home equity	—	—	—	—	—	—
Commercial loans:
Commercial real estate	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Commercial business	1	25	—	—	1	25
Consumer loans:
Automobile, indirect	34	347	21	243	55	590
Automobile, direct	9	74	6	57	15	131
Unsecured	16	20	1	3	17	23
Other	—	—	1	1	1	1

Total loans	61	$630	29	$304	90	$934

Total delinquent loans decreased by $1.8 million to $3.1 million at December 31, 2011 from $4.9 million at December 31, 2010. The decrease in delinquent loans was primarily attributable to a $1.4 million decrease in commercial real estate loans delinquent 90 days and over and a $1.2 million decrease in one-to four-family residential real estate loans delinquent 90 days and over.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired, it is recorded at the lower of cost or estimated fair market value at the date of foreclosure less costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to noninterest expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles. At December 31, 2011, we had $6.9 million in real estate owned and foreclosed assets, of which $250,000 constituted property we originally acquired as a future branch site.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2011, we had $1.6 million of assets designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we provide a specific reserve for that portion of the asset that is uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our primary regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Based on our review of our assets at December 31, 2011, we had substandard assets of $46.3 million, consisting of $39.4 million of substandard loans and $6.9 million of real estate owned and foreclosed assets. There were no doubtful assets and no loss assets at December 31, 2011.

As of December 31, 2011, our largest substandard asset was a loan with a balance of $6.9 million secured by multi-family condominium units. At December 31, 2011, the loan was identified as impaired and a specific reserve of $517,000 had been established related to the loan.

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

Consumer loans generally have greater risk of loss or default than one- to four-family residential real estate loans, particularly in the case of loans that are secured by rapidly depreciable assets such as automobiles, or loans that are unsecured. In these cases, a risk exists that the collateral, if any, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the ability to recover on consumer loans.

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

The decrease in substandard and impaired loans has affected the level of the allowance for loan losses at December 31, 2011. The allowance for loan losses decreased $1.0 million, or 11.2%, to $7.9 million at December 31, 2011 from $8.9 million at December 31, 2010, while total loans increased $20.2 million, or 3.0%, to $689.7 million from $669.5 million during the same time period. At December 31, 2011, the allowance for loan losses represented 1.15% of total loans compared to 1.33% of total loans at December 31, 2010. Substandard loans decreased $4.6 million, or 10.5%, to $39.4 million at December 31, 2011 from $44.0 million at December 31, 2010.

Non-performing loans increased $384,000, or 4.1%, to $9.6 million at December 31, 2011 from $9.3 million at December 31, 2010, due primarily to the addition of 16 non-performing one- to four-family residential real estate loans with balances totaling $4.4 million, 11 non-performing commercial real estate loans with balances totaling $2.6 million and six non-performing commercial business loans with balances totaling $2.1 million, partially offset by decreases due the foreclosure of five non-performing commercial real estate loans with balances totaling $1.8 million, four non-performing one- to four-family residential real estate loans with balances totaling $1.0 million, and one non-performing home equity line of credit with a balance totaling $272,000 at December 31, 2011. Approximately 81.9% and 87.7% of our non-performing loans were collateralized by real estate at December 31, 2011 and 2010, respectively. Non-performing loans are evaluated to determine impairment. Loans that are found to be impaired are individually assessed and a specific reserve is applied, if warranted.

As of December 31, 2011, we identified 121 impaired loans with balances totaling $32.9 million, of which three of the larger balance loans had principal balances totaling $13.7 million. The largest of the impaired loans with a balance of $6.9 million at December 31, 2011, was secured by multi-family condominium units with an estimated discounted cash flow of $6.4 million. At December 31, 2011, a specific reserve in the amount of $517,000 had been established for this loan. The second largest impaired loan with a balance of $3.6 million at December 31, 2011 is a participation purchased in a $32.0 million credit secured by a hotel with an appraised value of $65.6 million as of the most recent appraisal obtained in September 2011. At December 31, 2011, we did not have a specific reserve on this loan since the appraised value less selling costs of the property exceeded the loan balance. The third largest balance impaired loan had a principal balance of $3.2 million at December 31, 2011 and was secured by a single-family residence with a discounted collateral value of $3.1 million based upon an appraisal obtained in March 2011. A specific reserve in the amount of $131,000 was established for this loan, which equaled the difference between the discounted collateral value less selling cost and the principal balance of the loan.

Appraisals are performed by independent, certified appraisers to obtain fair values on non-homogenous loans secured by real estate. The appraisals are generally obtained when market conditions change, annually for criticized loans, and at the time a loan becomes impaired.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency periodically reviews the allowance for loan losses. The Office of the Comptroller of the Currency may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$8,932	$8,328	$8,270	$7,386	$7,049

Charge-offs:
Residential real estate loans:
One- to four-family	315	325	183	—	—
Home equity	64	61	—	—	—
Commercial loans:
Commercial real estate	241	3,635	899	—	51
Real estate construction	631	—	556	—	—
Commercial business	1,010	259	665	345	946
Consumer loans:
Automobile, indirect	1,867	1,357	2,187	1,890	2,026
Automobile, direct	39	86	137	120	45
Unsecured	537	614	975	1,139	1,242
Other	33	129	30	26	19

Total charge-offs	4,737	6,466	5,632	3,520	4,329

Recoveries:
Residential real estate loans:
One- to four-family	59	3	2	—	—
Home equity	6	—	—	—	—
Commercial loans:
Commercial real estate	—	—	—	—	—
Real estate construction	4	—	—	—	—
Commercial business	85	30	2	18	228
Consumer loans:
Automobile, indirect	203	139	335	296	505
Automobile, direct	13	18	7	8	52
Unsecured	110	173	144	256	230
Other	3	7	—	1	1

Total recoveries	483	370	490	579	1,016

Net charge-offs	4,254	6,096	5,142	2,941	3,313
Portfolio sales	—	—	—	—	—
Provision for loan losses	3,230	6,700	5,200	3,825	3,650

Balance at end of year	$7,908	$8,932	$8,328	$8,270	$7,386

Ratios:
Net charge-offs to average loans outstanding	0.63%	0.89%	0.71%	0.40%	0.46%
Allowance for loan losses to non-performing loans at end of year	82.08	96.55	100.66	145.06	248.52
Allowance for loan losses to total loans at end of year	1.15	1.33	1.18	1.14	1.04

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011		2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate loans:
One- to four-family	$1,137	39.18%	$1,207	40.60%	$1,341	36.35%
Home equity	131	3.20	158	3.98	136	4.03
Commercial loans:
Commercial real estate	1,148	12.73	1,479	13.13	2,068	14.27
Real estate construction	936	6.99	979	5.15	1,077	5.20
Commercial business	1,360	5.32	2,443	7.28	855	8.38
Consumer loans:
Automobile, indirect	2,519	26.69	1,983	23.41	2,156	24.98
Automobile, direct	319	3.38	310	3.66	350	4.06
Unsecured	291	1.80	306	2.00	284	2.02
Other	67	0.71	67	0.79	61	0.71

Total	$7,908	100.00%	$8,932	100.00%	$8,328	100.00%

	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate loans:
One- to four-family	$936	33.96%	$641	29.60%
Home equity	156	3.76	63	2.98
Commercial loans:
Commercial real estate	2,660	12.31	3,455	11.53
Real estate construction	1,204	6.34	301	6.05
Commercial business	744	7.05	335	4.91
Consumer loans:
Automobile, indirect	1,927	28.95	1,966	36.39
Automobile, direct	320	4.82	111	5.30
Unsecured	270	2.00	493	2.25
Other	53	0.81	21	0.99

Total	$8,270	100.00%	$7,386	100.00%

The allowance for loan losses decreased $1.0 million, or 11.24%, to $7.9 million at December 31, 2011 from $8.9 million at December 31, 2010, while total loans increased $20.2 million, or 3.0%, to $689.7 million at December 31, 2011 from $669.5 million at December 31, 2010. The decrease in the allowance for loan losses attributable to commercial business loans was partially offset by an increase in the allowance for loan losses related to automobile loans. At December 31, 2011, the allowance for loan losses represented 1.15% of total loans compared to 1.33% of total loans at December 31, 2010. Included in the allowance for loan losses at December 31, 2011 were specific reserves for loan losses of $1.4 million related to four impaired loans with balances totaling $11.2 million. Impaired loans with balances totaling $21.7 million did not require specific reserves for loan losses at December 31, 2011. The allowance for loan losses at December 31, 2010 included specific reserves for loan losses of $2.3 million related to eight impaired loans with balances totaling $15.6 million. In addition, impaired loans with balances totaling $17.7 million did not require specific reserves for loan losses at December 31, 2010. The balance of unimpaired loans increased $20.6 million, or 3.2%, to $656.8 million at December 31, 2011 from $636.2 million at December 31, 2010. The allowance for loan losses related to unimpaired loans decreased $81,000, or 1.2%, to $6.5 million at December 31, 2011 from $6.6 million at December 31, 2010.

The significant changes in the amount of the allowance for loan losses during the year ended December 31, 2011 related to: (i) a $759,000 decrease in the allowance for loan losses attributable to impaired commercial business loans primarily due to the charge-off of four impaired commercial business loans during the year ended December 31, 2011 with specific reserves totaling $761,000 at December 31, 2010; (ii) a $331,000 decrease in the general allowance for loan losses on unimpaired commercial real estate loans primarily due to a decrease in net charge-offs to $241,000, or 0.27% of average loans, for the year ended December 31, 2011 from $3.6 million, or 3.85% of average loans, for the year ended December 31, 2010; (iii) a $324,000 decrease in the general allowance for loan losses on unimpaired commercial business loans reflecting a decrease of $12.4 million, or 27.3%, in the total outstanding balance of unimpaired commercial business loans to $33.0 million at December 31, 2011 from $45.4 million at December 31, 2010; and (iv) a $546,000 increase in the general allowance for loan losses on automobile loans primarily due to an increase of $26.2 million, or 14.5%, in the total outstanding balance of automobile loans to $207.4 million at December 31, 2011 from $181.2 million at December 31, 2010. Management also considered local economic factors and unemployment as well as the higher risk profile of commercial business and commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.

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

Our current investment policy permits us to invest in mortgage-backed securities, including pass-through securities, insured and guaranteed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”) as well as CMOs issued or backed by securities issued by government entities or government-sponsored enterprises and private issuers, as well as investment grade bank-qualified municipal securities and investment grade corporate debt securities. The investment policy also permits investments in certain trust preferred securities, certificates of deposit, securities purchased under an agreement to resell, bankers acceptances, commercial paper and federal funds.

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

ASC 320, “Investments – Debt and Equity Securities,” requires that we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent at the time of purchase. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by our board of directors.

Our available for sale securities portfolio at December 31, 2011, consisted of securities with the following amortized cost: $235.6 million of mortgage-backed securities issued by United States Government-sponsored enterprises; $277.3 million of CMOs; and $5.0 million of equity securities consisting of a community reinvestment mutual fund, the CRA Qualified Investment Fund.

Mortgage-Backed Securities and CMOs. We invest in mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Our investment policy allows us to purchase privately-issued mortgage-backed securities rated “AA” or higher, although in practice we generally limit purchases of such securities to those rated “AAA.” We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.

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

As of December 31, 2011, all of mortgage-backed securities and CMOs owned by OmniAmerican Bank were guaranteed by the U.S. Government or agencies thereof or by government sponsored enterprises. While the private label CMOs were purchased in order to earn a higher yield than would have been earned on U.S. Government backed mortgage-backed securities and CMOs, they also possess greater risk of loss since private label securities and CMOs are not guaranteed by the U.S. Government or agencies thereof. We do not intend to invest in private-label CMOs in the future.

Trust Preferred Securities. We have in the past invested in trust preferred securities. At December 31, 2010, we owned shares of the senior tranches of PreTSL XXVI and PreTSL XXVIII, two pooled trust preferred securities issued primarily by holding companies of FDIC-insured financial institutions. We sold our investments in trust preferred securities in March 2011. We do not intend to invest in these types of securities in the future.

Other Equity Securities. Other equity securities consist solely of an investment in a community reinvestment mutual fund, the CRA Qualified Investment Fund, with a cost basis of $5.0 million and a fair value of $5.2 million as of December 31, 2011. The fund’s investment objective is to provide a high level of current income consistent with the preservation of capital, and investments in our CRA assessment area that qualify under the Community Reinvestment Act of 1977.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Dallas stock. All of such securities were classified as available for sale.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Mortgage-backed securities:
U.S. Government sponsored mortgage-backed securities:
Fannie Mae	$153,797	$157,807	$90,239	$92,231	$67,474	$70,102
Freddie Mac	80,690	82,666	59,104	60,964	60,948	63,134
Ginnie Mae	1,087	1,203	1,335	1,419	1,668	1,731
Collateralized mortgage obligations	277,290	283,025	149,336	150,792	54,378	55,148
Private-label collateralized mortgage obligations	—	—	3,349	3,396	5,513	5,075

Total mortgage-backed securities	512,864	524,701	303,363	308,802	189,981	195,190
Trust preferred securities	—	—	7,693	3,920	7,762	5,604
Municipal obligations	—	—	—	—	4,595	4,595
Other equity securities	5,000	5,240	5,000	5,084	5,000	5,032

Total	$517,864	$529,941	$316,056	$317,806	$207,338	$210,421

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Mortgage-backed securities:
U.S. Government sponsored mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$4,359	4.99%	$149,438	2.82%	$153,797	$157,807	2.88%
Freddie Mac	—	—	—	—	5,453	4.27	75,237	2.93	80,690	82,666	3.02
Ginnie Mae	—	—	—	—	—	—	1,087	4.77	1,087	1,203	4.77
Collateralized mortgage obligations	—	—	371	1.87	1,245	(1.82)	275,674	2.53	277,290	283,025	2.51

Total mortgage-backed securities	—	—	371	1.87	11,057	3.87%	501,436	2.68	512,864	524,701	2.71
Other equity securities	5,000	2.61	—	—	—	—	—	—	5,000	5,240	2.61

Total	$5,000	2.61%	$371	1.87%	$11,057	3.87%	$501,436	2.68%	$517,864	$529,941	2.70%

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

Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, demand accounts, money market accounts and certificates of deposit. On a limited basis we obtain our brokered deposits through the Certificate of Deposit Account Registry Service network. At December 31, 2011, we had $295,000 in brokered deposits.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2011, we had a total of $318.7 million in certificates of deposit, of which $160.0 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Noninterest-bearing demand	$71,226	8.89%	—%	$81,342	10.16%	—%	$73,798	9.62%	—%
Interest-bearing demand	85,296	10.65	0.17	74,069	9.25	0.36	66,250	8.64	0.41
Savings accounts	204,193	25.48	0.24	206,873	25.83	0.50	197,394	25.73	0.68
Money market	114,712	14.32	0.39	93,952	11.73	0.89	87,032	11.35	1.11
Certificates of deposit	325,828	40.66	1.93	344,681	43.03	2.12	342,589	44.66	2.97

Total deposits	$801,255	100.00%	1.01%	$800,917	100.00%	1.31%	$767,063	100.00%	1.84%

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $136.0 million. The following table sets forth the maturity of those certificates as of December 31, 2011.

September 30,
At December 31, 2011
(In thousands)

Three months or less	$12,451
Over three months through six months	20,003
Over six months through one year	26,551
Over one year to three years	59,053
Over three years	17,986

Total	$136,044

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Dallas, borrowings under federal funds lines, participated loans that do not qualify as having been sold due to our obligation to repurchase such loans, and funds borrowed under repurchase agreements. At December 31, 2011, we had access to additional Federal Home Loan Bank advances of up to $384.8 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	September 30,	September 30,	September 30,
	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of period	$262,000	$41,000	$66,400
Average balance during period	$208,071	$54,009	$117,547
Maximum outstanding at any month end	$262,000	$66,400	$159,900
Weighted average interest rate at end of period	1.01%	3.62%	3.54%
Average interest rate during period	1.33%	3.72%	4.05%

The following table sets forth information concerning balances and interest rates on our repurchase agreements and other secured borrowings at the dates and for the years indicated.

	September 30,	September 30,	September 30,
	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of period	$58,000	$58,000	$58,000
Average balance during period	$60,229	$58,195	$58,000
Maximum outstanding at any month end	$70,000	$58,075	$58,000
Weighted average interest rate at end of period	5.00%	5.00%	3.52%
Average interest rate during period	4.89%	4.22%	3.68%

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

Personnel

As of December 31, 2011, we had 317 full-time employees and 17 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Until July 21, 2011, the Company and the Bank were regulated by the Office of Thrift Supervision. As of July 21, 2011, OmniAmerican Bancorp, Inc.’s primary federal regulator is the Federal Reserve Board and OmniAmerican Bank’s primary federal regulator is the Office of the Comptroller of the Currency. OmniAmerican Bank is supervised and examined by the Office of the Comptroller of the Currency and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity, and sensitivity to market risk. OmniAmerican Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the twelve regional banks in the Federal Home Loan Bank System. OmniAmerican Bank also is regulated to a limited extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines OmniAmerican Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. OmniAmerican Bank’s relationship with its depositors and borrowers also is governed by federal law and applicable state law.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Federal Reserve Board, the newly created Consumer Financial Protection Bureau or Congress, could have a material adverse impact on OmniAmerican Bancorp, Inc., OmniAmerican Bank and their operations.

Under the Dodd-Frank Act, on July 21, 2011 the Office of Thrift Supervision’s functions relating to federal savings associations, including rulemaking authority, were transferred to the Office of the Comptroller of the Currency. The thrift charter has been preserved and the Deputy Comptroller for Thrift Supervision was appointed to assume responsibility over supervising and examining federal savings associations and savings banks.

As a savings and loan holding company, OmniAmerican Bancorp, Inc. is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board. OmniAmerican Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws. On July 21, 2011, under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their non-bank subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, were transferred to the Federal Reserve Board.

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

Federal Legislation

The Dodd-Frank Act, enacted on July 21, 2010, is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the Office of the Comptroller of the Currency (historically the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies like OmniAmerican Bancorp, Inc. in addition to bank holding companies which it already regulated. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital have been restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with substantial power to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

On February 28, 2012, the Consumer Financial Protection Bureau published a notice and request for information concerning “Impacts of Overdraft Programs on Consumers” where the agency is reviewing existing regulations and supervisory guidance issued by various regulators pertaining to the use of overdraft programs by financial institutions and seeking information from the public on the impact of overdraft programs on consumers.

The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations. Under these laws and regulations, OmniAmerican Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business, and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. OmniAmerican Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorizes, for the first time, the payment of interest on commercial checking accounts effective July 1, 2011.

Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system and meeting certain other requirements) and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% (or 200% for certain residual interests in transferred assets), assigned by the applicable regulatory agency, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.

At December 31, 2011 and 2010, OmniAmerican Bank’s capital exceeded all applicable requirements.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, OmniAmerican Bank’s largest lending relationship with a single or related group of borrowers totaled $12.2 million, which represented 6.9% of unimpaired capital and surplus. Therefore, OmniAmerican Bank was in compliance with the loans to one borrower limitations.

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

OmniAmerican Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended.

A savings bank that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2011, OmniAmerican Bank maintained approximately 93.2% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement, or condition imposed by a regulator; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of the Comptroller of the Currency and the Federal Reserve Board have established similar criteria for approving an application or a notice and may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation, or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if the institution would be undercapitalized after the distribution. A savings bank may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We met these liquidity requirements at December 31, 2011.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of the Comptroller of the Currency regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as OmniAmerican Bank. OmniAmerican Bancorp, Inc. is an affiliate of OmniAmerican Bank. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings banks are required to maintain detailed records of all transactions with affiliates.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $37,500 per day, unless a finding of knowing or reckless disregard of the law or safe and sound banking practices is made, in which case penalties may be as high as $1,375,000 per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Regulatory Guidance to Subprime Lending. The federal bank regulatory agencies have issued regulatory guidance relating to the examination of financial institutions that are engaged in significant subprime lending activities. The regulatory guidance emphasizes that the federal banking agencies believe that responsible subprime lending can expand credit access for consumers and offer attractive returns for the savings institution. The guidance is applicable to savings institutions that have subprime lending programs greater than or equal to 25% of core capital. As part of the regulatory guidance, examiners must provide greater scrutiny of (i) an institution’s ability to administer its higher risk subprime portfolio, (ii) the allowance for loan losses to ensure that the portion of the allowance allocated to the subprime portfolio is sufficient to absorb the estimated credit losses for the portfolio, and (iii) the level of risk-based capital that the savings institution has to ensure that such capital levels are adequate to support the savings institution’s subprime lending activities. As of December 31, 2011, the Office of the Comptroller of the Currency has not required us to restrict our subprime lending activities. Nor has it required us to maintain specific levels in our allowance for loan losses or risk based capital as a result of our subprime lending activities.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of the Comptroller of the Currency is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•

well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Office of the Comptroller of the Currency under certain statutes and regulations, to meet and maintain a specific capital level for any capital measure);

•	adequately capitalized (at least 4% leverage capital (3% for associations with a composite CAMELS rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 4% leverage capital (except as noted in the bullet point above), 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Comptroller of the Currency within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for a savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of the Comptroller of the Currency, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of the Comptroller of the Currency has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Also under the Dodd-Frank Act, non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

Under the Dodd-Frank Act, the Federal Deposit Insurance Corporation was given much greater discretion to manage the Deposit Insurance Fund (the “DIF”), including where to set the designated reserve ratio (the “DRR”). The Dodd-Frank Act increased the DRR from 1.15% to 1.35% of insured deposits by September 30, 2020 and left unchanged the requirement that the Federal Deposit Insurance Corporation Board of Directors set the DRR annually. The Federal Deposit Insurance Corporation Board must set the DRR according to the following factors: (i) risk of loss to the DIF; (ii) economic conditions affecting the banking industry; (iii) preventing sharp swings in the assessment rates; and (iv) and other factors it deems important. Based on those factors, the Federal Deposit Insurance Corporation Board decided to set the DRR at 2.00% based on a historical analysis of losses to the DIF. The analysis showed in order to maintain a positive fund balance and steady, predictable assessment rates, the DRR must be at least 2.00% as long-term, minimum goal. The DRR increase may cause Federal Deposit Insurance Corporation deposit insurance assessments to rise in the future. Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

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

Effective April 1, 2011, the Federal Deposit Insurance Corporation implemented a requirement of the Dodd-Frank Act to revise the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the final rule eliminates the adjustment for secured borrowings and makes certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The rule also revises the assessment rate schedule to provide assessments ranging from five to 45 basis points.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits maintained at an institution.

OmniAmerican Bank’s Federal Deposit Insurance Corporation insurance premium assessment and FICO assessment was $1.1 million for the year ended December 31, 2011, a decrease of $491,000 from the assessment for the year ended December 31, 2010 of $1.6 million.

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

Federal Home Loan Bank System. OmniAmerican Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Dallas, OmniAmerican Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2011, OmniAmerican Bank was in compliance with this requirement with a balance of $11.5 million in Federal Home Loan Bank stock.

Other Regulations

Interest and other charges collected or contracted for by OmniAmerican Bank are subject to state usury laws and federal laws concerning interest rates. OmniAmerican Bank’s operations are also subject to federal laws applicable to deposit and credit transactions, such as the:

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

•

rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws, including, without limitation, the Office of the Comptroller of the Currency, the Federal Reserve Board and the Consumer Financial Protection Bureau.

The operations of OmniAmerican Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of debit cards, automated teller machines and other electronic banking services;

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

Holding Company Regulation

General. OmniAmerican Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, OmniAmerican Bancorp, Inc. is registered with the Federal Reserve Board and is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to OmniAmerican Bank.

Permissible Activities. Under present law, the business activities of OmniAmerican Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including OmniAmerican Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community, and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. Holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 receive a five-year transition period from the July 21, 2010 effective date of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of OmniAmerican Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Federal Securities Laws

The shares of common stock issued in our initial public stock offering have been registered under the Securities Act of 1933. Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We have instituted policies, procedures and systems designed to ensure compliance with these regulations.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2011, OmniAmerican Bank had a minimum tax payable of $84,000.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2011, OmniAmerican Bank had a net operating loss carryforward of $2.6 million for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from OmniAmerican Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. OmniAmerican Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

In 2006, the State of Texas enacted legislation replacing its franchise tax with a margin tax effective with tax reports filed on or after January 1, 2008. The Texas margin tax is computed by applying the applicable tax rate (1% for most entities) to the margin. Margin equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation; or total revenue times 70%. Lending institutions may deduct interest expense as cost of goods sold. Our calculation in 2011 was total revenue minus compensation expense.

ITEM 1A. Risk Factors

Our loan portfolio has greater risk than those of many savings banks due to the substantial number of automobile and other consumer loans in our portfolio.

We have a diversified loan portfolio with a substantial number of loans secured by collateral other than owner-occupied one- to four-family residential real estate. Our loan portfolio includes a substantial number of indirect automobile loans which are automobile loans referred to us by participating automobile dealerships. At December 31, 2011, our consumer loans totaled $224.8 million, or 32.6% of our total loan portfolio, and indirect automobile loans were the largest category of consumer loans, representing 26.7% of total loans at December 31, 2011. At that date, we had consumer loans 60 days or more past due of $548,000, or 18.0% of total loans 60 days or more past due. Indirect automobile loans represented $525,000, or 17.2% of total loans 60 days or more past due at December 31, 2011. Our consumer loan portfolio also includes direct automobile loans, unsecured loans and loans secured by other personal property. Consumer loans generally have greater risk of loss or default than one- to four-family residential real estate loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles, or loans that are unsecured. In these cases, we face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. Finally, because indirect automobile loan applications are completed by automobile dealerships, we assume the risks associated with a dealership properly complying with federal, state, and local consumer protection laws.

As a result of our relatively large portfolio of consumer loans, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which would reduce our profits. In addition, a portion of our automobile loans are made to borrowers with credit scores that would cause such loans to be considered subprime. At December 31, 2011, $35.7 million, or 17.2% of our total automobile loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a credit-impaired borrower). See “Item 1. Business — Lending Activities — Consumer Lending.”

A portion of our loan portfolio consists of loans made to persons with impaired credit or with reduced documentation, which presents greater risk of loss or delinquency.

As of December 31, 2011, $40.2 million, or 14.9%, of our one- to four-family residential real estate loans were to borrowers with no credit score or a credit score of 660 or less (a possible indication of a credit-impaired borrower) and an additional credit weakness. Weakened credit characteristics of a borrower may include prior loan payment delinquencies, foreclosure of prior loans, bankruptcies, or prior non-payment of loans. Loans to such borrowers may also present a greater credit risk to us based upon the borrower’s debt to income ratio, the results of a credit review, or other criteria that indicate that the borrower may have an insufficient or impaired credit history.

We also have loans to borrowers who provide limited or no documentation of assets or income, known as stated income loans. At December 31, 2011, we had $10.3 million of one- to four-family residential real estate stated income loans, or 3.8% of our one- to four-family residential real estate loans. As of December 31, 2011, we had $5.8 million of interest-only one- to four-family residential real estate loans. This amount represents 2.2% of our total one- to four-family residential real estate loans, with $4.3 million of our interest-only loans comprised of adjustable-rate loans. The interest rate on these loans is initially fixed for three, five or seven year terms and then adjusts in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term.

In 2008, we began purchasing one- to four-family residential real estate loans, which included subprime, stated income and interest-only loans, at a discount to the original principal balance of the mortgage loan. As of December 31, 2011, the total outstanding balance of all purchased one- to four-family residential real estate loans was $17.8 million, or 6.6% of our one- to four-family residential real estate loans and 2.6% of our total loans, while the carrying value of such loans, net of purchase discounts, was $15.4 million. Our purchased one- to four-family residential real estate loans included $2.2 million of subprime loans as of December 31, 2011. In addition, these purchased one- to four-family residential real estate loans included $9.6 million of stated income loans and $3.7 million of interest-only loans (of which $2.1 million were also stated income loans). At December 31, 2011, the purchased subprime, stated income and interest-only loans represented 0.8%, 3.5% and 1.4%, respectively, of our total one- to four-family residential real estate loans. We may purchase subprime, stated income and interest-only loans, as market conditions permit, provided we are able to obtain the loans at a sufficient discount to the loan balance to compensate us for the added risk associated with such loans.

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

Between 2007 and 2011, the composition of our loan portfolio changed significantly as the dollar amount and percentage of our loans secured by one- to four-family residential real estate increased to $270.4 million, or 39.2% of total loans, at December 31, 2011, from $210.5 million, or 29.6% of total loans, at December 31, 2007. During this period, our consumer loans decreased to $224.8 million, or 32.6% of total loans, at December 31, 2011, from $319.5 million, or 44.9% of total loans, at December 31, 2007. As a result of this change in our lending emphasis, a significant portion of our one- to four-family residential real estate loans are relatively new or “unseasoned,” and have not been outstanding for a sufficient period of time to demonstrate performance and indicate the potential risks in the loan portfolio. For example, our unseasoned adjustable-rate residential real estate loans have not been subject to an interest rate environment that required them to adjust to the maximum interest rate level and may involve risks resulting from potentially larger payment obligations by borrowers. At December 31, 2011, one- to four-family residential real estate loans delinquent 60 days or more totaled $1.7 million, or 54.5% of total delinquent loans of 60 days or more.

Our exposure to credit and regulatory risk is increased by our commercial real estate, real estate construction, and commercial business lending.

Commercial real estate, real estate construction, and commercial business lending have historically had higher credit risk than single-family residential lending. Such loans typically involve larger loan balances to a single borrower or related borrowers. At December 31, 2011, our portfolio of commercial real estate loans totaled $87.7 million, or 12.7% of our total loans, our portfolio of real estate construction loans totaled $48.1 million, or 7.0% of our total loans, and our portfolio of commercial business loans totaled $36.6 million, or 5.3% of our total loans. At December 31, 2011, commercial real estate loans and commercial business loans that were delinquent 60 days or more totaled $123,000 and $513,000, respectively. We had no real estate construction loans that were delinquent 60 days or more at December 31, 2011. We intend to continue to emphasize the origination of these types of loans consistent with safety and soundness standards.

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

We must protect our computer systems and network from physical break-ins, security breaches, and other disruptive problems caused by the Internet or other users. Moreover, third party providers, such as payment processing centers, must also take similar actions to protect customer information. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmissions of confidential information, as do our third party providers. However, security measures implemented by us or our third party providers may not prevent cyber-fraud. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect customer transaction data. If any compromise of our security or the security of our third party providers were to occur, it could have a material adverse effect on our business, financial condition, and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. While our allowance for loan losses was 1.15% of total loans at December 31, 2011, material additions to our allowance could materially decrease our net income.

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

As a result of our focus on one- to four-family residential real estate loans, the interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Additionally, many of our investment securities have lengthy maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have either no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of December 31, 2011, 26.6% of our loans had maturities of 15 years or longer, while 50.2% of our certificates of deposit had maturities of one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2011, the fair value of our available for sale securities portfolio, consisting of mortgage-backed securities and CMOs issued by U.S. Government sponsored enterprises, and equity securities totaled $529.9 million. Gross unrealized gains on these securities totaled $12.1 million at December 31, 2011.

We evaluate interest rate sensitivity using an internal calculation that estimates the change in our net portfolio value over a range of interest rate scenarios, also known as a “rate shock” analysis. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. As of December 31, 2011, our “rate shock” analysis indicated that our net portfolio value would decrease by $30.5 million if there was an instantaneous 200 basis point increase in market interest rates. See “Item 7A Quantitative and Qualitative Disclosures about Market Risk — Management of Market Risk.”

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the global credit and securitization markets during the past several years have resulted in a global recession and significant uncertainty in the financial markets. Loan portfolio quality has deteriorated at many financial institutions, reflecting in part, the severely weakened U.S. economy and rising unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and depository institution holding company stock prices have been negatively affected, as has the ability of banks and depository institution holding companies to raise capital or borrow in the debt markets. Specifically, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that noncurrent assets plus other real estate owned as a percentage of assets for FDIC-insured financial institutions was 2.55% as of December 31, 2011, compared to 3.11% as of December 31, 2010 and 3.36% as of December 31, 2009. For the year ended December 31, 2011, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that annualized return on average assets was 0.88% for FDIC-insured financial institutions compared to 0.65% for the year ended December 31, 2010 and (0.07)% for the year ended December 31, 2009. The NASDAQ Bank Index declined 39.2% between December 31, 2007 and December 31, 2011. At December 31, 2011, our noncurrent assets plus other real estate owned as a percentage of total assets was 1.24%, and our return on average assets was 0.31% for the year ended December 31, 2011.

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

Financial reform legislation recently enacted by Congress will result in new laws and regulations that are expected to increase our costs of operations.

Congress enacted the Dodd-Frank Act in 2010. This new law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act had effects on us during the year ended December 31, 2011. For example, the Office of Thrift Supervision, which was our primary regulator, ceased to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is the primary federal regulator for national banks, also became the primary federal regulator for federal savings banks. Moreover, the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including OmniAmerican Bancorp, Inc.

Also effective one year after the date of enactment was a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet-to-be-written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision, and examination by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the Federal Deposit Insurance Corporation. Such regulators govern the activities in which we may engage, primarily for the protection of depositors, consumers and investors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on our results of operations. Because our business is highly regulated, the laws, rules, and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules, and regulations, or any other laws, rules, or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, or prospects.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We operate from our main office in Fort Worth, Texas, and from our 15 full-service branches located in the Dallas/Fort Worth Metroplex and Hood County, Texas. The net book value of our premises, land and equipment was $44.9 million at December 31, 2011. The following tables set forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

	September 30,		September 30,
Address	Leased or Owned		Year Acquired or Leased

Main Office:
1320 South University Dr. Fort Worth, TX 76107	Owned		2004

Full Service Branches:
1320 South University Dr. Fort Worth, TX 76107	Owned		2006

NAS/JRB FW Building 1870 Fort Worth, TX 76127	Leased	(1)	1968

7800 White Settlement Road Fort Worth, TX 76108	Owned		1991

1616 W. Northwest Highway Grapevine, TX 76051	Leased	(2)	2005

1401 W. Walnut Hill Lane Irving, TX 75038	Owned		1990

	September 30,		September 30,
Address	Leased or Owned		Year Acquired or Leased

2311 West Euless Boulevard Euless, TX 76040	Owned		1992

950 West Arbrook Boulevard Arlington, TX 76015	Owned		1999

1000 Pennsylvania Avenue Fort Worth, TX 76104	Owned		1995

6001 Bryant Irvin Road Fort Worth, TX 76132	Owned		1996

2330 East Rosedale Street Fort Worth, TX 76105	Owned		1996

318 South Main Weatherford, TX 76086	Owned		2003

8024 Denton Highway Watauga, TX 76148	Owned		2002

1030 East Highway 377 Suite 138 Granbury, TX 76048	Leased	(3)	2002

1204 W. Henderson Road Cleburne, TX 76033	Owned		2003

2341 Justin Road Flower Mound, TX 75028	Leased	(4)	2009

(1)	Lease on a month-to-month basis.
(2)	Lease expires in 2015.
(3)	Lease expires in 2013.
(4)	Lease expires in 2019.

ITEM 3. Legal Proceedings

In August 2011, the Chapter 11 Trustee for Taylor, Bean & Whitaker filed a complaint against the Company seeking to recover payments totaling $1.5 million made by Taylor, Bean & Whitaker to the Company as allegedly preferential transfers paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Taylor, Bean & Whitaker. The Company asserts that the payments do not constitute preferences and has engaged outside legal counsel to assist in the matter. On February 29, 2012, a tentative agreement was reached to settle the matter for $95,000.

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

ITEM 4. Mine Safety Disclosure

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “OABC.” The approximate number of holders of record of OmniAmerican Bancorp, Inc.’s common stock as of March 2, 2012 was 811. Certain shares of OmniAmerican Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for OmniAmerican Bancorp, Inc.’s common stock for the period beginning January 21, 2010, the date OmniAmerican Bancorp, Inc. began trading and ending December 31, 2011:

	September 30,	September 30,	September 30,
	High	Low	Dividends Declared
2011
Fourth Quarter	$15.99	$13.36	—
Third Quarter	$15.24	$13.01	—
Second Quarter	$15.84	$13.96	—
First Quarter	$15.93	$13.05	—
2010
Fourth Quarter	$13.75	$11.31	—
Third Quarter	$11.73	$11.00	—
Second Quarter	$11.95	$11.11	—
First Quarter(1)	$12.35	$10.12	—

(1)	Stock offering ended on January 20, 2010, and the Company began trading on January 21, 2010.

The board of directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements, however, no decision has been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding share-based compensation awards outstanding and available for future grants as of December 31, 2011, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Additional information regarding share-based compensation plans is presented in Note 10 – Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	September 30,	September 30,	September 30,
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders	373,552	$14.15	816,698
Plans not approved by stockholders	—	—	—

Total	373,552	$14.15	816,698

Stock Repurchases

The Company has maintained two stock repurchase plans authorized by its board of directors. In general, stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to stockholders.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2011.

	September 30,	September 30,	September 30,	September 30,
Period	(a) Total Number of Shares Purchased	(b) Average Cost Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 1, 2011 through October 31, 2011	—	$—	—	530,369
November 1, 2011 through November 30, 2011	1,700	14.04	1,700	528,669
December 1, 2011 through December 31, 2011	74,700	15.04	74,700	453,969

Total	76,400	$15.02	76,400	453,969

(1)	On January 25, 2011, the Company’s board of directors approved a stock repurchase program under which the Company could repurchase up to 595,125 shares of the Company’s common stock. The repurchase program was completed in August 2011. On September 1, 2011, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to 565,369 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the board of directors.

Stock Performance Graph

The performance graph below compares the cumulative stockholder return on OmniAmerican Bancorp, Inc. Common Stock between January 21, 2010 and December 31, 2011 with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the SNL Bank and Thrift Index. The graph assumes the initial value of our common stock on January 21, 2010 was the closing sales price of $11.85 per share. The graph is expressed in dollars based on an assumed investment of $100 on January 21, 2010. The performance graph represents past performance and should not be considered to be an indication of future performance.

Total Return Performance

	Period Ending
Index	01/21/10	03/31/10	06/30/10	09/30/10	12/31/10	03/31/11	06/30/11	09/30/11	12/31/11
OmniAmerican Bancorp, Inc.	100.00	97.30	95.27	95.11	114.35	133.67	126.33	115.19	132.49
S&P 500	100.00	105.16	93.15	103.67	114.82	121.62	121.74	104.86	117.25
SNL Bank and Thrift	100.00	110.42	94.75	94.00	107.00	108.22	99.01	74.49	83.20

ITEM 6. Selected Financial Data

The summary information presented below at the listed dates or for each of the years presented is derived from OmniAmerican Bancorp, Inc.’s audited consolidated financial statements. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes beginning on page 77 of this Annual Report.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Consolidated Financial Condition Data:

Total assets	$1,336,714	$1,108,419	$1,133,927	$1,067,914	$1,051,021
Cash and cash equivalents	21,158	24,597	140,144	41,242	19,036
Securities available for sale, at fair value	529,941	317,806	210,421	230,304	244,585
Other investments	13,465	3,060	3,850	10,014	10,065
Loans receivable, net	683,491	660,425	698,127	715,774	707,099
Bank-owned life insurance	21,016	20,078	—	—	—
Foreclosed assets, net	227	207	267	98	248
Other real estate owned	6,683	14,793	6,762	488	488
Deposits	807,634	801,158	909,966	739,846	729,895
Federal Home Loan Bank of Dallas advances	262,000	41,000	66,400	169,900	156,900
Other secured borrowings	58,000	58,000	58,000	58,664	66,156
Total stockholders’ equity	199,024	198,627	91,156	89,329	88,722

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Consolidated Operating Data:

Interest income	$53,781	$52,847	$53,715	$57,696	$54,915
Interest expense	13,067	13,903	19,674	27,677	29,688

Net interest income	40,714	38,944	34,041	30,019	25,227
Provision for loan losses	3,230	6,700	5,200	3,825	3,650

Net interest income after provision for loan losses	37,484	32,244	28,841	26,194	21,577
Noninterest income	13,150	13,699	16,463	16,269	17,569
Noninterest expense	44,823	44,001	43,757	41,077	42,433

Income (loss) before income tax expense (benefit)	5,811	1,942	1,547	1,386	(3,287)
Income tax expense (benefit)	1,844	285	892	742	(1,115)

Net income (loss)	$3,967	$1,657	$655	$644	$(2,172)

	September 30,	September 30,	September 30,	September 30,	September 30,
	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Consolidated Financial Ratios and Other Data:

Performance Ratios:
Return (loss) on average assets (ratio of net income (loss) to average total assets)	0.31%	0.15%	0.06%	0.06%	(0.21)%
Return (loss) on average equity (ratio of net income (loss) to average equity)	1.98%	0.86%	0.72%	0.72%	(2.46)%
Interest rate spread (1)	3.24%	3.45%	3.29%	2.74%	2.38%
Net interest margin (2)	3.45%	3.77%	3.51%	3.02%	2.70%
Efficiency ratio (3)	83.22%	83.58%	86.64%	88.74%	99.15%
Noninterest expense to average total assets	3.50%	3.94%	4.18%	3.82%	4.17%
Average interest-earning assets to average interest-bearing liabilities	118.37%	124.05%	111.49%	109.88%	110.08%
Average equity to average total assets	15.66%	17.17%	8.73%	8.32%	8.68%
Basic earnings per share (4)	$0.37	$0.15	N/A	N/A	N/A
Diluted earnings per share (4)	$0.37	$0.15	N/A	N/A	N/A

Asset Quality Ratios:
Non-performing assets to total assets	1.24%	2.19%	1.35%	0.59%	0.35%
Non-performing loans to total loans	1.40%	1.38%	1.17%	0.79%	0.42%
Allowance for loan losses to non-performing loans	82.08%	96.55%	100.66%	145.06%	248.52%
Allowance for loan losses to total loans	1.15%	1.33%	1.18%	1.14%	1.04%
Net charge-offs to average loans outstanding	0.63%	0.89%	0.71%	0.40%	0.46%

Consolidated Capital Ratios:
Total capital (to risk-weighted assets)	24.86%	27.91%	12.03%	11.73%	11.66%
Tier I capital (to risk-weighted assets)	23.86%	26.89%	11.01%	10.73%	10.68%
Tier I capital (to total assets)	14.18%	17.40%	7.35%	7.71%	7.76%

Other Data:
Number of full service offices	15	15	16	17	17
Full-time equivalent employees	326	307	330	345	338

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The Company completed its mutual to stock conversion on January 20, 2010. The earnings per share for the year ended December 31, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2011 and 2010, and our results of operations for the years ended December 31, 2011, 2010, and 2009. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this annual report. OmniAmerican Bancorp, Inc. did not exist at December 31, 2009; therefore, the information reflected in this section related to the year ended December 31, 2009 reflects the financial performance of OmniAmerican Bank.

Overview

Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on our deposits and borrowings. Results of operations are also affected by service charges and other fees, provision for loan losses, commissions, gains (losses) on sales of securities and loans, and other income. Our noninterest expense consists primarily of salaries and benefits, software and equipment maintenance, depreciation of furniture, software and equipment, FDIC insurance, other operations, occupancy, professional and outside services expenses, and net losses on the write-down of other real estate owned.

Our results of operations are also significantly affected by general economic and competitive conditions (such as changes in energy prices which have an impact on the Texas economy and fluctuations in real estate values), as well as changes in interest rates, government policies, and actions of regulatory authorities. Future changes in applicable law, regulations, or government policies may materially affect our financial condition and results of operations.

Business Strategy

Our primary objective is to operate as an independent, community-oriented financial institution serving customers in our primary market areas. Our board of directors has sought to accomplish this objective by adopting a business strategy designed to maintain profitability, a strong capital position, and high asset quality. This business strategy includes the following elements:

Providing exceptional customer service to attract and retain customers. As a community-oriented financial institution, we emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. We believe that our community orientation is attractive to our customers and distinguishes us from the larger banks that operate in our primary market area.

Deepening our customer relationships. We intend to expand our business by cross selling our loan and deposit products and services to our customers. We offer a wide range of products and services that allow us to meet our customers’ banking needs and provide us diversification of revenue sources. We offer our retail customers a comprehensive portfolio of deposit products, including checking, money market, savings, certificates of deposit, and individual retirement accounts, as well as lending products, including one- to four-family residential mortgage loans, new and used automobile loans, and individual lines of credit. We provide our commercial customers an extensive array of deposit and lending products and cash management programs. We intend to focus our business lending on small and medium-sized businesses and cross-sell the entire business banking relationship to these customers, including checking and savings deposits and business banking products and services, such as online cash management, remote deposit capture, and treasury management.

Continuing to grow and diversify our loan portfolio. Our strategy for increasing net income includes increasing our loan originations and diversifying our loan portfolio. We intend to continue to emphasize the origination of one- to four-family residential real estate loans, consumer loans, and indirect automobile loans, as well as commercial real estate loans and commercial business loans. During the past five years, we have successfully transitioned from being a predominantly consumer-focused institution to becoming a more diversified consumer and business lender. Our one- to four-family residential real estate loans, commercial real estate loans, and commercial business loans increased to 39.2%, 12.7%, and 5.3%, respectively, of our total loans at December 31, 2011, from 29.6%, 11.5%, and 4.9% of our total loans at December 31, 2007, while our consumer loans decreased to 32.6% of our total loans at December 31, 2011, compared to 44.9% of our total loans at December 31, 2007. The increases in the percentages of one- to four-family residential real estate loans, commercial real estate loans, and commercial business loans to total loans reflect our emphasis on diversifying our loan portfolio. Commercial real estate loans and commercial business loans generally are originated with higher interest rates compared to one- to four-family residential real estate loans and, therefore, have a positive effect on our interest rate spread and net interest income. In addition, the majority of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk.

Maintaining our high level of asset quality through conservative underwriting guidelines and aggressive monitoring of our loan portfolio. We introduce loan products only when we are confident that our staff has the necessary expertise and that sound underwriting and collection procedures are in place. For example, a relatively high percentage of our loan portfolio consists of consumer loans which are generally considered to have higher risk than owner-occupied one- to four-family residential loans. For the years ended December 31, 2011 and 2010, our average ratio of losses from consumer loans to average total loans was 0.31% and 0.26%, respectively. Our credit and collections department actively monitors the performance of our consumer and residential real estate loan portfolios. When a loan becomes past due, we promptly contact the borrower by telephone or by written communication. During each personal contact, the borrower is required to provide updated information and is counseled on the terms of the loan and the importance of making payments on or before the due date. With respect to our commercial real estate and commercial business lending, collection efforts are carried out directly by our commercial loan officers. Commercial loan officers review past due accounts weekly and promptly contact delinquent borrowers. Past due notices are typically sent to commercial real estate customers and commercial business customers at 15 days past due.

Emphasizing our lower cost deposit products to reduce the funding costs of our loan growth. We offer interest-bearing and noninterest-bearing demand accounts, money market accounts, and savings accounts, which generally are lower-cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate. For the years ended December 31, 2011, 2010, and 2009, the average of our demand accounts, money market accounts, and savings accounts represented 59.34%, 56.96%, and 55.34%, respectively, of average total deposits. We intend to continue emphasizing demand accounts, money market accounts, and savings accounts as a source of funding.

Managing interest rate risk. As with most financial institutions, successfully managing interest rate risk is an integral part of our business strategy. Management and the board of directors evaluate the interest rate risk inherent in our assets and liabilities, and determine the level of risk that is appropriate and consistent with our capital levels, liquidity, and performance objectives. In particular, during the current low interest rate environment, we have sought to minimize the risk of originating long-term fixed-rate loans by selling such loans in the secondary market, and in particular selling to Fannie Mae all qualifying one- to four-family fixed-rate one- to four-family residential real estate loans with terms in excess of 15 years. In addition, a significant percentage of our loan portfolio consists of commercial business loans and consumer loans which generally have shorter terms and provide higher yields than one- to four-family residential real estate loans. We also monitor the mix of our deposits, a majority of which have been lower cost demand deposits, money market deposits, and savings deposits. Our strategy is to continue managing interest rate risk in response to changes in the local and national economy and to increase our assets as we deploy the proceeds from our initial public stock offering.

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

To compute our pension expense for the year ended December 31, 2011, we used actuarial assumptions that included a discount rate and an expected long-term rate of return on plan assets. The discount rate of 6.00%, used in this calculation, is the rate used in computing the benefit obligation as of December 31, 2011. The expected long-term rate of return on plan assets of 6.50% is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, December 31, 2011, and was developed through analysis of historical market returns, current market conditions and the pension plan assets’ past experience. Although we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. See Note 10 — Employee Benefit Plans of the notes to the consolidated financial statements included in this annual report for additional information.

Income Taxes. OmniAmerican Bank became a taxable entity after converting from a credit union to a federally chartered savings bank on January 1, 2006. On that date, we established a net deferred tax asset of $6.1 million as a result of timing differences for certain items, including depreciation of premises and equipment, unrealized gains and losses on investment securities, and bad debt deductions. The calculation of our income tax provision and deferred tax asset is complex and requires the use of estimates and judgment in their determination. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, and newly enacted statutory, judicial, and regulatory guidance that could affect the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. In addition, positions we take in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in a material adjustment to our financial statements. On January 1, 2009, we adopted authoritative guidance under ASC Topic 740, “Income Taxes.” This authoritative guidance prescribes a “more-likely-

than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with tax authorities) for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. See Note 12 — Income Taxes of the notes to the consolidated financial statements included in this annual report for additional information.

Comparison of Financial Condition at December 31, 2011 and 2010

Assets. Total assets increased $228.3 million, or 20.6%, to $1.34 billion at December 31, 2011 from $1.11 billion at December 31, 2010. The increase was primarily the result of increases in securities classified as available for sale of $212.1 million and loans, net of the allowance for loan losses and deferred fees and discounts, of $23.1 million, partially offset by a decrease in other real estate owned of $8.1 million.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $3.4 million, or 13.8%, to $21.2 million at December 31, 2011 from $24.6 million at December 31, 2010. The decrease in total cash and cash equivalents was primarily due to $441.9 million in cash used to purchase securities classified as available for sale and $305.1 million in cash used to originate loans. These decreases were partially offset by increases due to $236.6 million of proceeds from sales, principal repayments, and maturities of securities, $232.6 million in cash received from loan principal repayments, $221.0 million of proceeds from Federal Home Loan Bank advances, and $50.2 million of proceeds from the sales of loans.

Securities. Securities classified as available for sale increased $212.1 million, or 66.7%, to $529.9 million at December 31, 2011 from $317.8 million at December 31, 2010. The increase in securities classified as available for sale during the year ended December 31, 2011, reflected purchases of $441.9 million during the year ended December 31, 2011, of which $205.4 million was related to the implementation of an investment strategy which allowed us to utilize our excess capital to generate interest income. Due to the steepening of the yield curve, we were able to achieve a favorable interest rate margin between mortgage-backed securities investments and laddered maturity advances from the Federal Home Loan Bank, which is intended to provide increased earnings at a time when it would not be prudent to aggressively originate loans as a result of the relatively weak economy and our conservative underwriting standards. Partially offsetting the increase due to purchases were decreases of $127.0 million from sales of securities, including the entire portfolio of trust preferred securities and private-label CMOs. Principal repayments, maturities, and calls totaled $108.8 million. At December 31, 2011, securities classified as available for sale consisted primarily of government-sponsored mortgage-backed securities, government-sponsored CMOs, and other equity securities.

Loans. Loans, net increased $23.1 million, or 3.5%, to $683.5 million at December 31, 2011 from $660.4 million at December 31, 2010. Automobile loans (consisting of direct and indirect loans) increased $26.2 million, or 14.5%, to $207.4 million at December 31, 2011 from $181.2 million at December 31, 2010, related primarily to our refocused sales initiatives and competitive rate structure. Real estate construction loans increased $13.6 million, or 39.4%, to $48.1 million at December 31, 2011 from $34.5 million at December 31, 2010, as new construction borrowing demand increased. Commercial business loans decreased $12.1 million, or 24.8%, to $36.6 million at December 31, 2011 and home equity loans decreased $4.6 million, or 17.2%, to $22.1 million, as loans are maturing and paying off. One- to four-family residential real estate loans decreased $1.4 million, or 0.5%, to $270.4 million at December 31, 2011 from $271.8 million at December 31, 2010. The decrease in one- to four-family residential real estate loans was primarily due to repayments of $49.7 million, sales of $42.7 million, and reclassifications to other real estate owned of $1.0 million, partially offset by originations of $92.1 million. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while containing the potential for risk of loss.

Allowance for Loan Losses. The allowance for loan losses decreased $1.0, or 11.2%, to $7.9 million at December 31, 2011 from $8.9 million at December 31, 2010, while total loans increased $20.2 million, or 3.0%, to $689.7 million at December 31, 2011 from $669.5 million at December 31, 2010. The decreases in the allowance for loan losses attributable to commercial business loans and commercial real estate loans were partially offset by an increase in the allowance for loan losses related to automobile loans. At December 31, 2011, the allowance for loan losses represented 1.15% of total loans compared to 1.33% of total loans at December 31, 2010. Included in the allowance for loan losses at December 31, 2011 were specific reserves of $1.4 million related to four impaired loans with balances totaling $11.2 million. Impaired loans with balances totaling $21.7 million did not require specific reserves at December 31, 2011. The allowance for loan losses at December 31, 2010 included specific reserves of $2.3 million related to eight impaired loans with balances totaling $15.6 million. Impaired loans with balances totaling $17.7 million did not require specific reserve at December 31, 2010. The balance of unimpaired loans increased $20.6 million, or 3.2%, to $656.8 million at December 31, 2011 from $636.2 million at December 31, 2010. The allowance for loan losses related to unimpaired loans decreased $81,000, or 1.2%, to $6.5 million at December 31, 2011 from $6.6 million at December 31, 2010.

The significant changes in the amount of the allowance for loan losses during the year ended December 31, 2011 related to: (i) a $759,000 decrease in the allowance for loan losses attributable to impaired commercial business loans primarily due to the charge-off of four impaired commercial business loans during the year ended December 31, 2011 with specific reserves totaling $761,000 at December 31, 2010; (ii) a $331,000 decrease in the general allowance for loan losses on unimpaired commercial real estate loans primarily due to a decrease in net charge-offs to $241,000, or 0.27% of average loans, for the year ended December 31, 2011 from $3.6 million, or 3.85% of average loans, for the year ended December 31, 2010; (iii) a $324,000 decrease in the general allowance for loan losses on unimpaired commercial business loans reflecting a decrease of $12.4 million, or 27.3%, in the total outstanding balance of unimpaired commercial business loans to $33.0 million at December 31, 2011 from $45.4 million at December 31, 2010; and (iv) a $546,000 increase in the general allowance for loan losses on automobile loans primarily due to an increase of $26.2 million, or 14.5%, in the total outstanding balance of automobile loans to $207.4 million at December 31, 2011 from $181.2 million at December 31, 2010. Management also considered local economic factors and unemployment as well as the higher risk profile of commercial business and commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.

Other Real Estate Owned. Other real estate owned decreased $8.1 million, or 54.7% to $6.7 million at December 31, 2011 from $14.8 million at December 31, 2010. The decrease resulted primarily from the sales of other real estate owned properties totaling $8.7 million and write-downs of the values of other real estate owned properties to the current fair values less costs to sell totaling $2.5 million, partially offset by $3.0 million in loans reclassified to other real estate owned.

Deposits. Deposits increased $6.4 million, or 0.8%, to $807.6 million at December 31, 2011 from $801.2 million at December 31, 2010, primarily due to the success of marketing initiatives related to the checking deposit products. During the second half of 2011, the Bank converted its existing checking deposit product offerings to a more streamlined suite of products designed to better meet the needs of the customers. A $60.3 million increase in interest-bearing demand deposits and a $41.3 million decrease in noninterest-bearing demand deposits resulted primarily from the conversion. In addition, money market deposits increased $50.6 million, while savings deposits decreased $38.8 million and certificates of deposit decreased $24.3 million.

Borrowings. Federal Home Loan Bank advances increased $221.0 million, or 593.0%, to $262.0 million at December 31, 2011 from $41.0 million at December 31, 2010. Additional borrowings were utilized in an investment strategy which allowed us to leverage our excess capital and benefit from the steep yield curve which provided a favorable interest rate margin between investment securities yields and rates on laddered maturity Federal Home Loan Bank advances. Other secured borrowings remained at $58.0 million at December 31, 2011 and December 31, 2010.

Stockholders’ Equity. At December 31, 2011, our stockholders’ equity was $199.0 million, an increase of $397,000, or 0.2%, from $198.6 million at December 31, 2010. This increase was primarily due to an increase of $5.9 million in accumulated other comprehensive income (loss) to a gain of $5.9 million at December 31, 2011 compared to a loss of $33,000 at December 31, 2010, net income of $4.0 million for the year ended December 31, 2011, and the amortization of $208,000 of share-based compensation. Partially offsetting this increase in stockholders’ equity was a decrease of $10.3 million resulting from the repurchase of 706,525 shares of the Company’s common stock.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General. Net income increased $2.3 million, or 135.3%, to $4.0 million for the year ended December 31, 2011 from $1.7 million for the year ended December 31, 2010. The increase in net income for the year ended December 31, 2011 reflected a decrease in the provision for loan losses of $3.5 million, an increase in net interest income of $1.8 million, partially offset by an increase in income tax expense of $1.6 million, an increase in noninterest expense of $822,000, and a decrease in noninterest income of $549,000.

Interest Income. Interest income increased $934,000, or 1.8%, to $53.8 million for the year ended December 31, 2011 from $52.8 million for the year ended December 31, 2010. The increase resulted from a $150.0 million, or 14.6%, increase in the average balance of interest-earning assets to $1.18 billion for the year ended December 31, 2011 from $1.03 billion for the year ended December 31, 2010. Partially offsetting the increase in the average balance on interest-earning assets was a decrease of 57 basis points in our average yield on interest-earning assets to 4.55% for the year ended December 31, 2011 from 5.12% for the year ended December 31, 2010. The decrease in our average yield on interest-earning assets during the year ended December 31, 2011 as compared to the prior year period was primarily attributable to the continuing low short-term market interest rate environment.

Interest income on loans decreased $2.7 million, or 6.4%, to $39.6 million for the year ended December 31, 2011 from $42.3 million for the year ended December 31, 2010. The decrease resulted primarily from a decrease in the average balance of loans of $15.3 million, or 2.2%, to $671.0 million for the year ended December 31, 2011 from $686.3 million for the year ended December 31, 2010. In addition, the average yield on our loan portfolio decreased by 27 basis points to 5.90% for the year ended December 31, 2011 from 6.17% for the year ended December 31, 2010.

Interest income on investment securities increased $3.7 million, or 35.2%, to $14.2 million for the year ended December 31, 2011 from $10.5 million for the year ended December 31, 2010. The increase resulted primarily from a $170.3 million, or 53.5%, increase in the average balance of our securities portfolio to $488.9 million for the year ended December 31, 2011 from $318.6 million for the year ended December 31, 2010, due to increased purchases of securities, primarily U.S. government sponsored CMOs. Partially offsetting the increase in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 41 basis points to 2.89% for the year ended December 31, 2011 from 3.30% for the year ended December 31, 2010.

Interest Expense. Interest expense decreased by $836,000, or 6.0%, to $13.1 million for the year ended December 31, 2011 from $13.9 million for the year ended December 31, 2010. The decrease resulted primarily from a $2.0 million decrease in interest expense on deposits, partially offset by a $1.2 million increase in interest expense on borrowed funds. The average rate we paid on deposits decreased 30 basis points to 1.01% for the year ended December 31, 2011 from 1.31% for the year ended December 31, 2010, as we were able to reprice our deposits lower as market interest rates declined. Partially offsetting the decrease in expense due to the decrease in the rates we paid on deposits was a $10.4 million, or 1.4%, increase in the average balance of interest-bearing deposits to $730.0 million for the year ended December 31, 2011 from $719.6 million for the year ended December 31, 2010. The increase in the average balance of our interest-bearing deposits was primarily due to an increase in the average balance of our interest-bearing demand accounts, money market accounts, and savings accounts. Management believes that the increase in the average balance of our interest-bearing demand accounts, money market accounts, and savings accounts resulted primarily from our marketing initiatives related to these types of deposit accounts.

Interest expense on certificates of deposit decreased $1.0 million, or 13.7%, to $6.3 million for the year ended December 31, 2011 from $7.3 million for the year ended December 31, 2010. The average rate paid on certificates of deposit decreased 19 basis points to 1.93% for the year ended December 31, 2011 from 2.12% for the year ended December 31, 2010, reflecting lower market interest rates. The decrease in interest expense was also attributable to an $18.9 million, or 5.5%, decrease in the average balance of certificates of deposit to $325.8 million for the year ended December 31, 2011 from $344.7 million for the year ended December 31, 2010. Interest expense on our interest-bearing demand accounts, money market accounts, and savings accounts decreased $1.0 million, or 47.6%, to $1.1 million for the year ended December 31, 2011 from $2.1 million for the prior year, primarily due to a 31 basis point decrease in the average rate paid on these types of deposits reflecting lower market interest rates, partially offset by a $29.3 million increase in the average balance of interest-bearing demand accounts, money market accounts, and savings accounts.

Interest expense on borrowed funds increased $1.2 million, or 26.7%, to $5.7 million for the year ended December 31, 2011 from $4.5 million for the prior year as the average balance of Federal Home Loan Bank advances increased by $154.1 million, or 285.4%, to $208.1 million for the year ended December 31, 2011 from $54.0 million for the year ended December 31, 2010. Partially offsetting the increase in the average balances of borrowed funds was a decrease in the average rate paid for borrowed funds of 185 basis points to 2.13% for the year ended December 31, 2011 from 3.98% for the year ended December 31, 2010.

Net Interest Income. Net interest income increased by $1.8 million, or 4.6%, to $40.7 million for the year ended December 31, 2011 from $38.9 million for the year ended December 31, 2010, primarily due to an increase in interest income and a decrease in interest expense. Our interest rate spread decreased 24 basis points, to 3.08% for the year ended December 31, 2011 from 3.32% for the year ended December 31, 2010. Our net interest margin decreased 32 basis points to 3.45% for the year ended December 31, 2011 from 3.77% for the year ended December 31, 2010. The decreases in the interest rate spread and the net interest margin resulted primarily from a change in the asset composition. The securities portfolio represented 42.1% of our total interest-earning assets for the year ended December 31, 2011, compared to 30.9% for the prior year, while the loan portfolio represented 56.2% of our total interest-earning assets for the year ended December 31, 2011, compared to 66.5% for the prior year. The average yield on our securities portfolio was 2.89% for the year ended December 31, 2011 and the average yield on our loan portfolio was 5.90% for the year ended December 31, 2011. The average yield of the securities portfolio was 301 basis points less than the average yield of the loan portfolio, therefore as our securities portfolio increased in relation to our loan portfolio, the combined interest yield decreased.

Provision for Loan Losses. We recorded a provision for loan losses of $3.2 million for the year ended December 31, 2011 compared to a provision for loan losses of $6.7 million for the year ended December 31, 2010. The decrease in the provision is primarily due to a $1.8 million, or 29.5%, decrease in net charge-offs to $4.3 million for the year ended December 31, 2011 from $6.1 for the year ended December 31, 2010, and a $4.6 million, or 10.5%, decrease in loans classified as substandard, to $39.4 million at December 31, 2011 from $44.0 million at December 31, 2010. At December 31, 2011, we identified 121 impaired loans with balances totaling $32.9 million. Four of these impaired loans with balances totaling $11.2 million had specific reserves totaling $1.4 million. Included in the substandard loan total at December 31, 2010 were 167 impaired loans with balances totaling $33.3 million. Eight of these impaired loans with balances totaling $15.6 million had specific reserves totaling $2.3 million. Net charge-offs as a percentage of average loans outstanding decreased to 0.63% for the year ended December 31, 2011 from 0.89% for the year ended December 31, 2010. The allowance for loan losses to total loans receivable decreased to 1.15% at December 31, 2011 from 1.33% at December 31, 2010.

Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either December 31, 2011 or December 31, 2010. At December 31, 2011, non-performing loans totaled $9.6 million, or 1.40% of total loans, compared to $9.3 million, or 1.38% of total loans, at December 31, 2010. The allowance for loan losses as a percentage of non-performing loans decreased to 82.08% at December 31, 2011 from 96.55% at December 31, 2010. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2011 and 2010.

Noninterest Income. Noninterest income decreased by $549,000, or 4.0%, to $13.2 million for the year ended December 31, 2010 from $13.7 million for the year ended December 31, 2010, primarily due to a $953,000 decrease in service charges and other fees, related primarily to a decline in non-sufficient funds fee income, a $362,000 increase in losses on sales of repossessed assets, and a $358,000 decrease in net gains on sales of loan, partially offset by a $860,000 increase in income from the increase in the cash surrender value of bank-owned life insurance and a $333,000 increase in net gains on sales of securities available for sale.

Noninterest Expense. Noninterest expense increased by $822,000, or 1.9%, to $44.8 million for the year ended December 31, 2011 from $44.0 million for the year ended December 31, 2010, primarily due to increases in the write-downs of other real estate owned expense of $2.4 million and salaries and benefits expense of $1.8 million, partially offset by decreases in professional and outside services expense of $697,000, depreciation of furniture, software and equipment of $553,000, software and equipment maintenance of $522,000, FDIC insurance expense of $491,000, real estate owned expense of $434,000, occupancy expense of $315,000, and other operations expense of $265,000. The increase in net loss on the write-downs of other real estate owned resulted primarily from decreases in the valuations of properties held as other real estate owned. The increase in salaries and benefits expense was primarily due to an increase in lending staff, an increase in incentive compensation expense, and an increase in stock-based compensation expense. The decrease in professional and outside services expense related primarily to refunds received and a reduction in rates charged for services provided by our debit card vendor as a result of a contract renegotiation and expenses for professional services related to the implementation of Sarbanes-Oxley controls over financial reporting during the year ended December 31, 2010. The decrease in depreciation of furniture, software and equipment is primarily attributable to certain assets being fully depreciated. The decrease in software and equipment maintenance expense related primarily to savings from a new annual contract negotiated with our ATM servicing contractor. The decrease in FDIC insurance expense was primarily due to a change in the FDIC’s assessment methodology effective on April 1, 2011 to base assessments on the average total consolidated assets less average tangible equity as required by the Dodd-Frank Act. The decrease in real estate owned expense resulted primarily from the sales of other real estate owned properties totaling $8.7 million in 2011. The decrease in occupancy expense was primarily due to lower utilities expense. The decrease in other operations expense resulted primarily from a reduction in costs to print and mail statements and notices as more customers opted to receive these documents electronically.

Income Tax Expense. Income tax expense increased $1.6 million, or 561.4%, to $1.8 million for the year ended December 31, 2011 from $285,000 for the prior year, primarily due to higher pre-tax income in 2011. Our effective tax rate, including provisions for the Texas state margin tax was 31.74% for the year ended December 31, 2011 compared to 14.7% for the year ended December 31, 2010. The increase in the effective tax rate is primarily attributable to an increase in expense related to the Texas state margin tax, partially offset by an increase in nontaxable income from the increase in the cash surrender value of bank-owned life insurance.

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

Interest income on investment securities increased $1.5 million, or 16.7%, to $10.5 million for the year ended December 31, 2010 from $9.0 million for the year ended December 31, 2009. The increase resulted primarily from a $116.2 million, or 57.4%, increase in the average balance of our securities portfolio to $318.6 million for the year ended December 31, 2010 from $202.4 million for the year ended December 31, 2009, due to increased purchases of securities, primarily U.S. government sponsored CMOs. Partially offsetting the increase in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 113 basis points to 3.30% for the year ended December 31, 2010 from 4.43% for the year ended December 31, 2009.

Interest Expense. Interest expense decreased by $5.8 million, or 29.4%, to $13.9 million for the year ended December 31, 2010 from $19.7 million for the year ended December 31, 2009. The decrease resulted primarily from a $3.3 million decrease in interest expense on deposits and a $2.4 million decrease in interest expense on borrowed funds. The average rate we paid on deposits decreased 53 basis points to 1.31% for the year ended December 31, 2010 from 1.84% for the year ended December 31, 2009, as we were able to reprice our deposits lower as market interest rates declined. Partially offsetting the decrease in expense due to the decrease in the rates we paid on deposits was a $26.3 million, or 3.8%, increase in the average balance of interest-bearing deposits to $719.6 million for the year ended December 31, 2010 from $693.3 million for the year ended December 31, 2009. The increase in the average balance of our interest-bearing deposits was primarily due to an increase in the average balance of our interest-bearing demand accounts, money market accounts, and savings accounts. Management believes that the increase in these types of deposits resulted from increases in personal savings rates and many consumers continuing to invest in FDIC-insured deposits as the economy began to recover from the recession.

Interest expense on certificates of deposit decreased $2.9 million, or 28.4%, to $7.3 million for the year ended December 31, 2010 from $10.2 million for the year ended December 31, 2009. The average rate paid on certificates of deposit decreased 85 basis points to 2.12% for the year ended December 31, 2010 from 2.97% for the year ended December 31, 2009, reflecting lower market interest rates. Partially offsetting the decrease in interest expense was a $2.1 million, or 0.6%, increase in the average balance of certificates of deposit to $344.7 million for the year ended December 31, 2010 from $342.6 million for the year ended December 31, 2009. Interest expense on our interest-bearing demand accounts, money market accounts, and savings accounts decreased $450,000, or 17.3%, to $2.1 million for the year ended December 31, 2010 from $2.6 million for the prior year, primarily due to a 17 basis point decrease in the average rate paid on these deposit accounts reflecting lower market interest rates, partially offset by a $24.2 million increase in the average balance of interest-bearing demand accounts, money market accounts, and savings accounts.

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

Provision for Loan Losses. We recorded a provision for loan losses of $6.7 million for the year ended December 31, 2010 compared to a provision for loan losses of $5.2 million for the year ended December 31, 2009. The increase in the provision is primarily due to a $3.7 million, or 9.2%, increase in loans classified as substandard, to $44.0 million at December 31, 2010 from $40.3 million at December 31, 2009, and a $1.0 million, or 19.2%, increase in net charge-offs to $6.1 million for the year ended December 31, 2010 from $5.1 million for the year ended December 31, 2009. At December 31, 2010, we identified 167 impaired loans with balances totaling $33.3 million. Eight of these impaired loans with balances totaling $15.6 million had specific reserves totaling $2.3 million. Included in the substandard loan total at December 31, 2009 were 146 impaired loans with balances totaling $18.4 million. Five of these impaired loans with balances totaling $6.6 million had specific reserves of $687,000. Net charge-offs as a percentage of average loans outstanding increased to 0.89% for the year ended December 31, 2010 from 0.71% for the year ended December 31, 2009. The allowance for loan losses to total loans receivable increased to 1.33% at December 31, 2010 from 1.18% at December 31, 2009.

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

Noninterest Expense. Noninterest expense increased $244,000, or 0.6%, to $44.0 million for the year ended December 31, 2010 from $43.8 million for the year ended December 31, 2009. The increase was primarily attributable to increases in real estate owned expense of $911,000, professional and outside services of $811,000, and marketing expense of $319,000, partially offset by decreases in the FDIC insurance assessment of $553,000, depreciation expense on furniture, software and equipment of $525,000, occupancy expense of $261,000 and service fees expense of $237,000. The increase in real estate owned expense was due primarily to increases in property tax, repairs and maintenance, and other expenses related to the increase in properties held as other real estate owed. The increase in professional and outside services was primarily attributed to additional accounting, legal and consulting expenses to meet the reporting and compliance requirements of being a publicly traded company. The increase in marketing expense was due primarily to a debit card rewards program offered to customers. The decrease in the FDIC insurance assessment was primarily attributable to a $478,000 special assessment incurred in the prior year period and a decrease in the general assessment rate for the year ended December 31, 2010. The decrease in depreciation expense on furniture, software and equipment for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily attributable to assets fully depreciated at December 31, 2009. The decrease in occupancy expense was due primarily to a reduction in property taxes after property values were reduced for certain administrative office and branch locations. The decrease in service fees expense was primarily due to our conversion to in-house item processing from outsourcing item processing in the prior year.

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

Average Balances and Yields

The following table sets forth average balances, average yields and costs, and certain other information at or for the years indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$670,957	$39,581	5.90%	$686,341	$42,330	6.17%	$722,143	$44,702	6.19%
Taxable investment securities available for sale	488,945	14,121	2.89	315,551	10,398	3.30	197,331	8,737	4.43
Nontaxable investment securities available for sale	—	—	—	3,093	31	1.00 (1)	5,112	111	2.17 (1)
Cash and cash equivalents	10,668	32	0.30	23,220	66	0.28	37,581	66	0.18
Other	11,191	47	0.42	3,590	22	0.61	6,456	99	1.53

Total interest-earning assets	1,181,761	53,781	4.55	1,031,795	52,847	5.12	968,623	53,715	5.55
Noninterest-earning assets	100,577			85,850			78,690

Total assets	$1,282,338			$1,117,645			$1,047,313

Interest-bearing liabilities:
Interest-bearing demand	$85,296	$142	0.17%	$74,069	$265	0.36%	$66,250	$268	0.40%
Savings accounts	204,193	481	0.24	206,873	1,032	0.50	197,394	1,344	0.68
Money market accounts	114,712	448	0.39	93,952	836	0.89	87,032	970	1.11
Certificates of deposit	325,828	6,285	1.93	344,680	7,302	2.12	342,589	10,189	2.97

Total interest-bearing deposits	730,029	7,356	1.01	719,574	9,435	1.31	693,265	12,771	1.84
Federal Home Loan Bank advances	208,071	2,767	1.33	54,009	2,010	3.72	117,547	4,763	4.05
Other secured borrowings	60,229	2,944	4.89	58,195	2,458	4.22	58,000	2,140	3.69

Total interest-bearing liabilities	998,329	13,067	1.31	831,778	13,903	1.67	868,812	19,674	2.26
Noninterest-bearing liabilities(2)	83,237			94,002			87,115

Total liabilities	1,081,566			925,780			955,927
Equity	200,772			191,865			91,386

Total liabilities and equity	$1,282,338			$1,117,645			$1,047,313

Net interest income		$40,714			$38,944			$34,041

Interest rate spread (3)			3.24%			3.45%			3.29%

Net interest-earning assets (4)	$183,432			$200,017			$99,811

Net interest margin (5)			3.45%			3.77%			3.51%
Average interest-earning assets to interest-bearing liabilities	118.37%			124.05%			111.49%

(1)	The tax equivalent yield of nontaxable investment securities was 1.52%, and 3.29% for the years ended December 31, 2010, and 2009, respectively, assuming a marginal tax rate of 34%.
(2)	Includes noninterest-bearing deposits.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31, 2011 vs. 2010			Years Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$(949)	$(1,800)	$(2,749)	$(2,216)	$(156)	$(2,372)
Taxable investment securities available for sale	5,714	(1,991)	3,723	5,234	(3,573)	1,661
Nontaxable investment securities available for sale	(31)	—	(31)	(44)	(36)	(80)
Cash and cash equivalents	(36)	2	(34)	(25)	25	—
Other	47	(22)	25	(44)	(33)	(77)

Total interest-earning assets	$4,745	$(3,811)	$934	$2,905	$(3,773)	$(868)

Interest-bearing liabilities:
Interest-bearing demand	$40	$(163)	$(123)	$32	$(35)	$(3)
Savings accounts	(13)	(538)	(551)	65	(377)	(312)
Money market accounts	185	(573)	(388)	77	(211)	(134)
Certificates of deposit	(399)	(618)	(1,017)	62	(2,949)	(2,887)

Total interest-bearing deposits	(187)	(1,892)	(2,079)	236	(3,572)	(3,336)
Federal Home Loan Bank advances	5,734	(4,977)	757	(2,575)	(178)	(2,753)
Other secured borrowings	86	400	486	7	311	318

Total interest-bearing liabilities	$5,633	$(6,469)	$(836)	$(2,332)	$(3,439)	$(5,771)

Change in net interest income	$(888)	$2,658	$1,770	$5,237	$(334)	$4,903

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% or greater. For the year ended December 31, 2011, our liquidity ratio averaged 28.8%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2011.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending, and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $21.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $529.9 million at December 31, 2011. On that date, we had $262.0 million in Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $384.8 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.

At December 31, 2011, we had $70.3 million in commitments to extend credit. In addition to commitments to originate loans, we had $60.4 million in undisbursed lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2011 totalled $160.0 million, or 19.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing investment securities. We originated $305.1 million, $235.8 million, and $282.9 million of loans during the years ended December 31, 2011, 2010, and 2009, respectively. In addition, we purchased $441.9 million, $243.5 million, and $106.1 million of securities during the years ended December 31, 2011, 2010, and 2009, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $6.5 million for the year ended December 31, 2011. We had a net decrease in total deposits of $108.8 million for the year ended December 31, 2010 and a net increase in total deposits of 170.1 million for the year ended December 31, 2009, primarily due to the effects of our initial public stock offering which closed on January 20, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide additional sources of funds. Federal Home Loan Bank advances increased by $221.0 million for the year ended December 31, 2011 and decreased $25.4 million and $103.5 million for the years ended December 31, 2010 and 2009, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase investment securities. At December 31, 2011, we had the ability to borrow up to $646.8 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $55.0 million in federal funds lines with other financial institutions at December 31, 2011. We also have a line of credit with the Federal Reserve Bank of Dallas which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At December 31, 2011, the borrowing limit for this line of credit was $193.8 million.

Banks and bank holding companies are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, OmniAmerican Bancorp, Inc. and OmniAmerican Bank exceeded all regulatory capital requirements. OmniAmerican Bancorp, Inc. believes that, as of December 31, 2011, its bank subsidiary, OmniAmerican Bank, is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 11 — Regulatory Matters of the notes to the consolidated financial statements included in this annual report.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 15 — Financial Instruments with Off-Balance Sheet Risk of the notes to the consolidated financial statements included in this annual report.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, and agreements with respect to borrowed funds and deposit liabilities.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$205,000	$96,000	$19,000	$—	$320,000
Operating leases	486	902	685	1,198	3,271
Certificates of deposit	159,981	125,637	33,077	—	318,695

Total contractual obligations	$365,467	$222,539	$52,762	$1,198	$641,966

Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$10,276	$—	$—	$—	$10,276
Unused lines of credit (2)	—	—	—	—	60,113

Total loan commitments	$10,276	$—	$—	$—	$70,389

Total contractual obligations and loan commitments	$375,743	$222,539	$52,762	$1,198	$712,355

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.
(2)	Since lines of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	sell the long-term, fixed-rate one- to four-family residential real estate loans (terms greater than 15 years) that we originate into the secondary mortgage market;

(ii)	lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Dallas;

(iii)	invest in shorter- to medium-term securities;

(iv)	originate commercial business and consumer loans, which tend to have shorter terms and higher interest rates than residential real estate loans, and which generate customer relationships that can result in larger noninterest-bearing demand deposit accounts;

(v)	maintain adequate levels of capital; and

(vi)	evaluate the performance of the leveraging strategy by utilizing our internal measuring and monitoring system which includes interest rate sensitivity analysis.

We have not engaged in hedging through the use of derivatives.

Net Portfolio Value. We currently use a net portfolio value (“NPV”) analysis to monitor our level of interest rate risk. This analysis measures interest rate risk by capturing changes in the net portfolio value of our cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in the United States Treasury yield curve with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The table below sets forth, as of December 31, 2011, our calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at December 31, 2011.

At December 31, 2011
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)		Net Interest Income
				NPV Ratio (4)	Increase (Decrease) (basis points)	Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent				Amount	Percent
(Dollars in thousands)

+300	$196,945	$(49,054)	(19.94)%	14.73%	(275)	$39,645	$(2,340)	(5.57)%
+200	215,527	(30,472)	(12.39)%	15.82%	(166)	41,569	(416)	(0.99)%
+100	232,412	(13,587)	(5.52)%	16.76%	(72)	42,875	890	2.12%
0	245,999	—	—	17.48%	—	41,985	—	—
-100	245,214	(785)	(0.32)%	17.34%	(13)	35,607	(6,378)	(15.19)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. The model illustrates the change in the economic value of our assets and liabilities at December 31, 2011 assuming an immediate change in interest rates. The table above indicates that at December 31, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 12.39% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.32% decrease in net portfolio value.

The Bank’s asset/liability management strategy sets acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel and sustained interest rate increases of 200 and 300 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 6.00%. As illustrated in the foregoing table, the Bank was within policy limits.

Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 100, 200 or 300 basis point increase or a 100 basis point decrease in market interest rates. As of December 31, 2011, using our internal interest rate risk model, we estimated that our net interest income for the year ended December 31, 2012 would decrease by 0.99% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 15.19% in the event of an instantaneous 100 basis point decrease in market interest rates.

We use various assumptions in assessing interest rate risk through changes in net portfolio value and net interest income. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

ITEM 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

OMNIAMERICAN BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

OmniAmerican Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of OmniAmerican Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniAmerican Bancorp, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OmniAmerican Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of OmniAmerican Bancorp, Inc. and Subsidiary’s internal control over financial reporting.

Dallas, Texas

March 2, 2012

Member of the RSM International network of independent accounting, tax and consulting firms.

OmniAmerican Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	September 30,	September 30,
	December 31,
	2011	2010

ASSETS
Cash and due from financial institutions	$16,308	$12,842
Short-term interest-earning deposits in other financial institutions	4,850	11,755

Total cash and cash equivalents	21,158	24,597

Investments:
Securities available for sale (Amortized cost of $517,864 on December 31, 2011 and $316,056 on December 31, 2010)	529,941	317,806
Other	13,465	3,060
Loans held for sale	2,418	861

Loans, net of deferred fees and discounts	691,399	669,357
Less allowance for loan losses	(7,908)	(8,932)

Loans, net	683,491	660,425
Premises and equipment, net	44,943	47,665
Bank-owned life insurance	21,016	20,078
Other real estate owned	6,683	14,793
Mortgage servicing rights	1,057	1,242
Deferred tax asset, net	2,238	6,935
Accrued interest receivable	4,003	3,469
Other assets	6,301	7,488

Total assets	$1,336,714	$1,108,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$33,261	$74,583
Interest-bearing	774,373	726,575

Total deposits	807,634	801,158

Federal Home Loan Bank advances	262,000	41,000
Other secured borrowings	58,000	58,000
Accrued expenses and other liabilities	10,056	9,634

Total liabilities	1,137,690	909,792

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,195,975 shares issued and outstanding at December 31, 2011 and 11,902,500 shares issued and outstanding at December 31, 2010	112	119
Additional paid-in capital	105,638	115,470
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 876,024 shares at December 31, 2011 and 914,112 shares at December 31, 2010	(8,760)	(9,141)
Retained earnings	96,179	92,212
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	7,971	1,155
Unrealized loss on pension plan, net of income taxes	(2,116)	(1,188)

Total accumulated other comprehensive income (loss)	5,855	(33)

Total stockholders’ equity	199,024	198,627

Total liabilities and stockholders’ equity	$1,336,714	$1,108,419

See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Dollar in thousands, except per share data)

	September 30,	September 30,		September 30,
	Year Ended December 31,
	2011	2010		2009

Interest income:
Loans, including fees	$39,581	$42,330		$44,702
Securities—taxable	14,200	10,486		8,902
Securities—nontaxable	—	31		111

Total interest income	53,781	52,847		53,715

Interest expense:
Deposits	7,356	9,435		12,771
Borrowed funds	5,711	4,468		6,903

Total interest expense	13,067	13,903		19,674

Net interest income	40,714	38,944		34,041

Provision for loan losses	3,230	6,700		5,200

Net interest income after provision for loan losses	37,484	32,244		28,841

Noninterest income:
Service charges and other fees	9,356	10,309		10,735
Net gains on sales and calls of securities available for sale	797	464		2,516
Net gains on sales of loans	951	1,309		1,527
Net losses on sales of repossessed assets	(452)	(90)		(74)
Net (losses) gains on sales of premises and equipment	(6)	5		5
Commissions	852	631		781
Increase in cash surrender value of bank-owned life insurance	938	78		—
Other income	714	993		973

Total noninterest income	13,150	13,699		16,463

Noninterest expense:
Salaries and benefits	22,841	21,058		21,051
Software and equipment maintenance	2,366	2,888		2,979
Depreciation of furniture, software and equipment	2,606	3,159		3,684
FDIC insurance	1,094	1,585		2,138
Net loss on write-down of other real estate owned	2,479	128		212
Real estate owned expense	477	911		—
Service fees	493	665		902
Communications costs	974	832		962
Other operations expense	3,538	3,803		3,587
Occupancy	3,491	3,806		4,067
Professional and outside services	3,318	4,015		3,204
Loan servicing	503	290		429
Marketing	643	861		542

Total noninterest expense	44,823	44,001		43,757

Income before income tax expense	5,811	1,942		1,547
Income tax expense	1,844	285		892

Net income	$3,967	$1,657		$655

Earnings per share:
Basic	$0.37	$0.15	(1)	N/A
Diluted	$0.37	$0.15	(1)	N/A

(1)	The Company completed its mutual to stock conversion on January 20, 2010. The earnings per share for the year ended December 31, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.

See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share data)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2009	$—	$—	$—	$89,900	$(571)	$89,329

Comprehensive income:
Net income	—	—	—	655	—	655
Change in fair value of securities available for sale, net of reclassification to earnings of $(2,516) and income tax effect of $(350)	—	—	—	—	678	678
Change in unrealized loss on pension plan, net of income tax effect of $(254)	—	—	—	—	494	494

Total comprehensive income						1,827

Balances at December 31, 2009	—	—	—	90,555	601	91,156

Issuance of 11,902,500 shares of common stock, net of offering costs	119	115,407	(9,522)	—	—	106,004
ESOP shares allocated	—	63	381	—	—	444
Comprehensive income:
Net income	—	—	—	1,657	—	1,657
Change in fair value of securities available for sale, net of reclassification to earnings of $(464) and income tax effect of $453	—	—	—	—	(880)	(880)
Change in unrealized loss on pension plan, net of income tax effect of $(126)	—	—	—	—	246	246

Total comprehensive income						1,023

Balances at December 31, 2010	119	115,470	(9,141)	92,212	(33)	198,627
ESOP shares allocated	—	186	381	—	—	567
Repurchase of 706,525 shares of company stock	(7)	(10,326)	—	—	—	(10,333)
Share-based compensation expense		308	—	—	—	308
Comprehensive income:
Net income	—	—	—	3,967	—	3,967
Change in fair value of securities available for sale, net of reclassification to earnings of $(797) and income tax effect of $(3,511)	—	—	—	—	6,816	6,816
Change in unrealized loss on pension plan, net of income tax effect of $478	—	—	—	—	(928)	(928)

Total comprehensive income						9,855

Balances at December 31, 2011	$112	$105,638	$(8,760)	$96,179	$5,855	$199,024

See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$3,967	$1,657	$655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,236	4,813	5,313
Provision for loan losses	3,230	6,700	5,200
Amortization of net premium on investments	4,322	4,948	719
Amortization and impairment of mortgage servicing rights	536	393	370
Deferred tax provision	1,664	906	288
Net gain on sale of securities available for sale	(797)	(464)	(2,516)
Net gain on sales of loans	(951)	(1,309)	(1,527)
Net loss (gain) on sales of premises and equipment	6	(5)	(5)
Proceeds from sales of loans held for sale	8,420	13,836	13,608
Loans originated for sale	(9,977)	(14,456)	(13,689)
Net loss on write-down of other real estate owned	2,479	128	212
Net loss on sale of repossessed assets	452	90	74
Increase in cash surrender value of bank-owned life insurance	(938)	(78)	—
Federal Home Loan Bank stock dividends	(29)	(15)	(19)
ESOP compensation expense	567	444	—
Share-based compensation expense	308	—	—
Changes in operating assets and liabilities:
Accrued interest receivable	(534)	54	398
Other assets	857	1,152	(11,695)
Accrued interest payable and other liabilities	(984)	1,601	(1,022)

Net cash provided by (used in) operating activities	16,834	20,395	(3,636)

Cash flows from investing activities:
Securities available for sale:
Purchases	(441,922)	(243,468)	(106,123)
Proceeds from sales	127,799	20,109	62,330
Proceeds from maturities, calls and principal repayments	108,790	110,157	66,501
Purchase of bank owned life insurance	—	(20,000)	—
Purchases of other investments	(12,179)	(122)	(10)
Redemptions of other investments	1,803	927	6,193
Purchases of loans held for investment	—	(4,508)	(21,460)
Net increase in loans held for investment	(72,813)	(18,596)	(45,614)
Proceeds from sales of loans held for investment	41,796	44,343	71,906
Purchases of premises and equipment	(1,549)	(1,528)	(2,095)
Proceeds from sales of premises and equipment	29	6	12
Proceeds from sales of foreclosed assets	2,600	2,133	2,359
Proceeds from sales of other real estate owned	8,230	2,809	2,583

Net cash (used in) provided by investing activities	(237,416)	(107,738)	36,582

Cash flows from financing activities:
Net increase (decrease) in deposits	6,476	(108,808)	170,120
Net increase (decrease) in Federal Home Loan Bank advances	221,000	(25,400)	(103,500)
Net decrease in other secured borrowings	—	—	(664)
Proceeds from issuance of common stock	—	106,004	—
Repurchase of common stock	(10,333)	—	—

Net cash provided by (used in) financing activities	217,143	(28,204)	65,956

Net (decrease) increase in cash and cash equivalents	(3,439)	(115,547)	98,902
Cash and cash equivalents, beginning of year	24,597	140,144	41,242

Cash and cash equivalents, end of year	$21,158	$24,597	$140,144

Supplemental cash flow information:
Interest paid	$13,011	$13,825	$20,662
Income taxes paid (refunded)	$3	$(126)	$354
Non-cash transactions:
Loans transferred to other real estate owned	$3,038	$11,072	$9,155
Loans transferred to foreclosed assets	$2,634	$3,421	$4,699

See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

NOTE 1 – Summary of Significant Accounting and Reporting Policies

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The allowance for loan losses, realization of deferred tax assets, and fair values of financial instruments are particularly subject to change.

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

The Company maintains funds on deposit at correspondent banks which at times exceed the federally insured limits. The Company’s management monitors the balances in these accounts and periodically assesses the financial condition of correspondent banks.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

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

(Dollars in thousands, except per share data)

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

A loan modification that is renegotiated to assist borrowers who are unable to meet the original terms of their loans, and to maximize the recovery of the loans to these borrowers is considered a troubled debt restructuring (TDR). A TDR occurs when the Company grants a concession it would not otherwise consider because of economic or legal reasons pertaining to the borrower’s financial difficulties. TDR’s are identified as impaired loans.

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

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the expected cash flows, discounted at the loans contractual rate (or, for collateral dependent loans, the collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is primarily based on the historical loss experience adjusted for relevant qualitative factors.

The allowance for loan losses includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses in presented in Note 4 – Loans and Allowance for Loan Losses.

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

(Dollars in thousands, except per share data)

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

Stock-Based Compensation

Compensation cost is recognized for stock option and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

The Company evaluates uncertain tax positions at the end of each reporting period. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from any such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2011 and 2010, after evaluating all uncertain tax positions, the Company concluded there were no material uncertain tax positions. The Company’s federal income tax returns are open for the tax years 2006 through 2010.

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

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank of $11,498 and $10,674 was required to meet regulatory reserve and clearing requirements at December 31, 2011 and 2010, respectively.

Advertising Costs

Advertising costs are charged to earnings as incurred. Advertising costs of $446, $719, and $368 were charged to earnings during the years ended December 31, 2011, 2010, and 2009, respectively.

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

(Dollars in thousands, except per share data)

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

Recent Accounting Pronouncements

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

(Dollars in thousands, except per share data)

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of the Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05,”. This guidance delays the effective date of the disclosures for only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. The adoption of this guidance did not have a material impact on the Company’s financial statements.

NOTE 2 – Concentration of Funds

The Company had the following balances on deposit at another financial institution at the dates indicated:

	September 30,	September 30,
	December 31,
	2011	2010

TIB—The Independent BankersBank	$3,477	$10,179

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

NOTE 3 – Investment Securities

The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 were as follows:

	September 30,	September 30,	September 30,	September 30,
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2011
U. S. government sponsored mortgage-backed securities	$235,574	$6,106	$(4)	$241,676
U. S. government sponsored collateralized mortgage obligations	277,290	5,784	(49)	283,025
Other equity securities	5,000	240	—	5,240

Total investment securities available for sale	$517,864	$12,130	$(53)	$529,941

December 31, 2010
U. S. government sponsored mortgage-backed securities	$150,678	$4,614	$(678)	$154,614
U. S. government sponsored collateralized mortgage obligations	149,336	1,914	(458)	150,792
Private-label collateralized mortgage obligations (residential)	3,349	47	—	3,396
Trust preferred securities	7,693	—	(3,773)	3,920
Other equity securities	5,000	84	—	5,084

Total investment securities available for sale	$316,056	$6,659	$(4,909)	$317,806

Investment securities available for sale with gross unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Continuous Unrealized Losses Existing for				Total
	Less Than 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
U. S. government sponsored mortgage-backed securities	$5,148	$(4)	$—	$—	$5,148	$(4)
U. S. government sponsored collateralized mortgage obligations	14,542	(39)	944	(10)	15,486	(49)

	$19,690	$(43)	$944	$(10)	$20,634	$(53)

December 31, 2010
U. S. government sponsored mortgage-backed securities	$40,582	$(678)	$—	$—	$40,582	$(678)
U. S. government sponsored collateralized mortgage obligations	36,704	(458)	—	—	36,704	(458)
Trust preferred securities	—	—	3,920	(3,773)	3,920	(3,773)

	$77,286	$(1,136)	$3,920	$(3,773)	$81,206	$(4,909)

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

At December 31, 2011, the Company owned 204 investments of which 11 had unrealized losses. At December 31, 2010, the Company owned 238 investments of which 39 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on December 31, 2011 and 2010, and are subject to change daily as interest rates fluctuate.

The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	September 30,	September 30,
	Amortized Cost	Fair Value

Due from one to five years	$371	$370
Due from five to ten years	11,057	11,691
Due after ten years	501,436	512,640
Equity securities	5,000	5,240

Total	$517,864	$529,941

Investment securities with an amortized cost of $450,955 and $242,514 at December 31, 2011 and 2010, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with fair value of $64,441 and $66,207 at December 31, 2011 and 2010, respectively, were pledged to secure other borrowings.

Sales activity of securities available for sale for the years ended December 31, 2011, 2010, and 2009 was as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Proceeds from sales of investment securities	$127,799	$20,109	$62,330
Gross gains from sales of investment securities	3,708	450	2,516
Gross losses from sales of investment securities	(2,911)	—	—
Proceeds from calls of investment securities	—	24,563	—
Gross gains from calls of investment securities	—	14	—

Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

Other investments consisted of the following at the dates indicated:

	September 30,	September 30,
	December 31,
	2011	2010

Federal Home Loan Bank of Dallas stock	$11,512	$2,913
SBA Loan Fund	1,750	—
Valesco Commerce SBIC Investment Fund	178	122
Community Development Investment	25	25

	$13,465	$3,060

The Company views its investment in the stock of the FHLB of Dallas as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s views on the FHLB of Dallas’ long term performance, which includes factors such as its operating performance, the severity and duration of declines of the market value of its net assets relative to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislative and regulation changes on the FHLB of Dallas and accordingly, on the members of the FHLB of Dallas, and its liquidity and funding position. The Company does not believe that its investment in the FHLB of Dallas was impaired at December 31, 2011 or 2010.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

NOTE 4 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows at the dates indicated:

	September 30,	September 30,
	December 31,
	2011	2010

Residential Real Estate Loans:
One- to four-family	$270,426	$271,792
Home equity	22,074	26,670

Total residential real estate loans	292,500	298,462

Commercial Loans
Commercial real estate	87,650	87,887
Real estate construction	48,128	34,502
Commercial business	36,648	48,733

Total commercial loans	172,426	171,122

Consumer Loans:
Automobile, indirect	184,093	156,708
Automobile, direct	23,316	24,523
Unsecured	12,431	13,416
Other	4,923	5,287

Total consumer loans	224,763	199,934

Total loans	689,689	669,518

Deferred fees and discounts	1,710	(161)
Allowance for loan losses	(7,908)	(8,932)

Total loans receivable, net	$683,491	$660,425

A large percentage of the Company’s customers work or reside in Tarrant or Dallas County, and in the surrounding areas. Although the Company has a diversified loan portfolio, borrowers’ ability to repay loans may be affected by the economic climate of the overall geographic region in which borrowers reside.

In 2008, the Bank began purchasing one- to four-family residential loans at a discounted price to the principal balance of the mortgage loans. These loans did not exhibit evidence of credit deterioration at the time of purchase. The discount on the purchased loans is accreted to interest income using the effective interest method for fixed-rate loans and using the straight-line method for adjustable-rate loans. As of December 31, 2011, the total outstanding loan balance of all purchased one- to four-family residential loans was $17,846, while the carrying value, net of purchase discounts was $15,363. As of December 31, 2010, the total outstanding loan balance of all purchased one- to four-family residential loans was $23,878, while the carrying value, net of purchase discounts was $20,354.

In 2009, the Company established a line of credit with the Federal Reserve Bank. As of December 31, 2011, $20,002 of commercial loans and $173,755 of consumer loans were pledged as collateral for this line of credit.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

The following table presents loans identified as impaired by class of loans as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2011
With no related allowance recorded:
One- to four-family	$5,706	$5,706	$—	$5,873	$222
Home equity	236	236	—	298	3
Commercial real estate	11,882	11,882	—	12,508	243
Real estate construction	766	766	—	1,549	24
Commercial business	2,545	2,545	—	2,106	61
Automobile, indirect	503	503	—	453	23
Automobile, direct	69	69	—	95	8
Unsecured	5	5	—	5	—
Other consumer	—	—	—	—	—

Impaired loans with no related allowance recorded	21,712	21,712	—	22,887	584

With an allowance recorded:
One- to four-family	$3,193	$3,193	$131	$3,236	$104
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	6,891	6,891	517	8,195	202
Commercial business	1,074	1,074	718	954	15
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other consumer	—	—	—	—	—

Impaired loans with an allowance recorded	11,158	11,158	1,366	12,385	321

Total	$32,870	$32,870	$1,366	$35,272	$905

December 31, 2010
With no related allowance recorded:
One- to four-family	$5,045	$5,045	$—	$4,732	$276
Home equity	210	210	—	222	13
Commercial real estate	9,241	9,241	—	10,441	141
Real estate construction	1,126	1,126	—	590	36
Commercial business	1,296	1,296	—	1,372	77
Automobile, indirect	628	628	—	748	46
Automobile, direct	123	123	—	180	18
Unsecured	6	6	—	6	1
Other consumer	1	1	—	1	—

Impaired loans with no related allowance recorded	17,676	17,676	—	18,292	608

With an allowance recorded:
One- to four-family	$3,272	$3,272	$131	$3,306	$85
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	10,352	10,352	701	1,546	24
Commercial business	2,025	2,025	1,477	978	46
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Unsecured	—	—	—	—	—
Other consumer	—	—	—	—	—

Impaired loans with an allowance recorded	15,649	15,649	2,309	5,830	155

Total	$33,325	$33,325	$2,309	$24,122	$763

As of December 31, 2011, the Company had $39 of additional funds committed to be advanced in connection with impaired loans. As of December 31, 2010, no additional funds were committed to be advanced in connection with impaired loans.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

Included in impaired loans as of December 31, 2011 and 2010 were troubled debt restructured loans of $28,126 and $19,496, respectively.

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2011 and 2010:

	September 30,	September 30,
	December 31,
	2011	2010

Residential Real Estate Loans:
One- to four-family	$1,244	$2,294
Home equity	204	230
Commercial Loans
Commercial real estate	5,731	5,587
Real estate construction	766	—
Commercial business	1,548	1,051
Consumer Loans:
Automobile, indirect	142	78
Automobile, direct	—	11
Unsecured	—	—
Other	—	—

Total	$9,635	$9,251

There were no loans greater than 90 days past due that continued to accrue interest at December 31, 2011 or 2010.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 and 2010 by class of loans:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
At December 31, 2011
Residential real estate loans:
One- to four-family	$2,356	$557	$1,105	$4,018	$266,408	$270,426
Home equity	78	—	204	282	21,792	22,074
Commercial loans:
Commercial real estate	3,601	—	123	3,724	83,926	87,650
Real estate construction	—	—	—	—	48,128	48,128
Commercial business	—	369	144	513	36,135	36,648
Consumer loans:
Automobile, indirect	1,514	384	141	2,039	182,054	184,093
Automobile, direct	26	13	—	39	23,277	23,316
Unsecured	41	10	—	51	12,380	12,431
Other	36	—	—	36	4,887	4,923

Total loans	$7,652	$1,333	$1,717	$10,702	$678,987	$689,689

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
At December 31, 2010
Residential real estate loans:
One- to four-family	$2,499	$—	$2,294	$4,793	$266,999	$271,792
Home equity	46	—	230	276	26,394	26,670
Commercial loans:
Commercial real estate	4,105	149	1,568	5,822	82,065	87,887
Real estate construction	—	—	—	—	34,502	34,502
Commercial business	—	359	—	359	48,374	48,733
Consumer loans:
Automobile, indirect	1,434	204	78	1,716	154,992	156,708
Automobile, direct	45	9	11	65	24,458	24,523
Unsecured	96	40	—	136	13,280	13,416
Other	78	—	—	78	5,209	5,287

Total loans	$8,303	$761	$4,181	$13,245	$656,273	$669,518

Our methodology for evaluating the adequacy of the allowance for loan losses consists of:

•	a specific loss component which is the allowance for impaired loans and

•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss.

The specific component of the allowance for loan losses relates to loans that are classified as doubtful, substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for non-homogenous loans, including one- to four-family residential real estate loans with balances in excess of $1,000, commercial real estate, real estate construction, and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, consumer and one- to four-family residential real estate loans with balances less than $1,000 are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

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

(Dollars in thousands, except per share data)

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

When establishing the allowance for loan losses, management categorizes loans into risk categories based on the class of loans — residential real estate, commercial, or consumer — and relevant information about the ability of the borrowers to repay the loans, such as the current economic conditions, historical payment experience, the nature and volume of the loan portfolio, the financial strength of the borrower and the estimated value of any underlying collateral, among other factors. Management classifies the loans individually analyzed for impairment as to credit risk. This analysis includes residential real estate loans with an outstanding balance in excess of $1,000 and non-homogeneous loans, such as commercial real estate, real estate construction, and commercial business loans. The following definitions for the credit risk ratings are used for such loans:

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

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

Loans not meeting the criteria described above that are analyzed individually for impairment are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of December 31, 2011 and 2010:

	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	Commercial Real Estate		Real Estate Construction		Commercial Business		One-to Four- Family		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Pass	$71,369	$67,237	$39,870	$23,024	$28,810	$35,848	$16,651	$24,282	$156,700	$150,391
Special Mention	1,210	4,940	340	—	81	4,377	—	—	1,631	9,317
Substandard	15,071	15,710	7,918	11,478	7,757	8,508	3,333	3,272	34,079	38,968
Doubtful	—	—	—	—	—	—	—	—	—	—

	$87,650	$87,887	$48,128	$34,502	$36,648	$48,733	$19,984	$27,554	$192,410	$198,676

The Company classifies residential real estate loans that are not analyzed individually for impairment (less than $1,000) as prime or subprime. The Company defines a subprime residential real estate loan as any loan to a borrower who has no credit score or a credit score of less than 661 along with at least one of the following at the time of funding:

•	Two or more 30 day delinquencies in the past 12 months

•	One or more 60 day delinquencies in the past 24 months

•	Bankruptcy filing within the past 60 months

•	Judgment or unpaid charge-off of $0.5 or more in the last 24 months

•	Foreclosure or repossession in the past 24 months

All other residential real estate loans not individually analyzed for impairment are classified as prime.

The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	One-to Four-Family		Home Equity		Total
	2011	2010	2011	2010	2011	2010

Prime	$211,522	$206,277	$21,557	$25,879	$233,079	$232,156
Subprime	38,920	37,961	517	791	39,437	38,752

	$250,442	$244,238	$22,074	$26,670	$272,516	$270,908

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a sub-prime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of December 31, 2011 and 2010:

	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,
		Automobile, indirect		Automobile, direct		Unsecured		Other		Total
Risk Tier	Credit Score	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

A	720+	$72,745	$81,868	$17,098	$18,853	$9,195	$10,233	$4,010	$4,510	$103,048	$115,464
B	690–719	42,386	39,006	2,747	2,557	1,790	1,638	417	363	47,340	43,564
C	660-689	34,878	23,762	1,833	1,646	1,087	1,103	289	272	38,087	26,783
D	659 and under	34,084	12,072	1,638	1,467	359	442	207	142	36,288	14,123

		$184,093	$156,708	$23,316	$24,523	$12,431	$13,416	$4,923	$5,287	$224,763	$199,934

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of and for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,	September 30,
	Residential Real Estate	Commercial	Consumer	Total
2011
Allowance for loan losses:
Beginning balance	$1,365	$4,901	$2,666	$8,932
Charge-offs	(379)	(1,882)	(2,476)	(4,737)
Recoveries	65	89	329	483
Provisions	217	335	2,678	3,230

Ending balance	$1,268	$3,443	$3,197	$7,908

Ending balance attributable to loans:
Individually evaluated for impairment	$131	$1,235	$—	$1,366
Collectively evaluated for impairment	1,137	2,208	3,197	6,542

Total ending balance	$1,268	$3,443	$3,197	$7,908

Loans:
Ending balance attributable to loans:
Individually evaluated for impairment	$9,135	$23,158	$577	$32,870
Collectively evaluated for impairment	283,365	149,268	224,186	656,819

Total ending balance	$292,500	$172,426	$224,763	$689,689

2010
Allowance for loan losses:
Beginning balance	$1,477	$4,000	$2,851	$8,328
Charge-offs	(386)	(3,894)	(2,186)	(6,466)
Recoveries	3	30	337	370
Provisions	271	4,765	1,664	6,700

Ending balance	$1,365	$4,901	$2,666	$8,932

Ending balance attributable to loans:
Individually evaluated for impairment	$131	$2,178	$—	$2,309
Collectively evaluated for impairment	1,234	2,723	2,666	6,623

Total ending balance	$1,365	$4,901	$2,666	$8,932

Loans:
Ending balance attributable to loans:
Individually evaluated for impairment	$8,527	$24,040	$758	$33,325
Collectively evaluated for impairment	289,935	147,082	199,176	636,193

Total ending balance	$298,462	$171,122	$199,934	$669,518

2009
Allowance for loan losses:
Beginning balance	$1,092	$4,608	$2,570	$8,270
Charge-offs	(183)	(2,120)	(3,329)	(5,632)
Recoveries	2	2	486	490
Provisions	566	1,510	3,124	5,200

Ending balance	$1,477	$4,000	$2,851	$8,328

Ending balance attributable to loans:
Individually evaluated for impairment	$131	$556	$—	$687
Collectively evaluated for impairment	1,346	3,444	2,851	7,641

Total ending balance	$1,477	$4,000	$2,851	$8,328

Loans:
Ending balance attributable to loans:
Individually evaluated for impairment	$6,896	$10,561	$945	$18,402
Collectively evaluated for impairment	278,895	186,592	223,876	689,363

Total ending balance	$285,791	$197,153	$224,821	$707,765

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

A loan is considered a TDR if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in the interest rate at less than a current market rate of interest or an extension of a loan’s stated maturity date. Loans classified as TDR’s are designated as impaired.

A summary of the Company’s loans classified as TDRs at December 31, 2011 and 2010 is presented below:

	September 30,	September 30,
	December 31,
	2011	2010
TDR
Residential Real Estate	$7,687	$8,362
Commercial	20,004	10,211
Consumer	435	923

Total TDR	$28,126	$19,496
Less: TDR in non-accrual status
Residential Real Estate	$—	$325
Commercial	6,530	5,671
Consumer	—	1

Total performing TDR	$21,596	$13,499

The Company may grant concessions through a number of different restructuring methods. The following table presents the outstanding principal balance of loans by class and by method of concession that were the subject of a TDR during the year ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Residential Real Estate	Commercial	Consumer	Total
Interest rate reduction	$126	$10,861	$190	$11,177
Loan maturity extension	—	1,038	2	1,040
Forbearance	634	144	—	778
Principal reduction	—	140	23	163

Total	$760	$12,183	$215	$13,158

The following table presents the number of loans modified and the balances before and after modification for the year ended December 31, 2011:

	September 30,	September 30,	September 30,
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Residential Real Estate	3	$810	$810
Commercial	9	14,712	14,699
Consumer	7	239	234

Total	19	$15,761	$15,743

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

TDR loans which had payment defaults during the year ended December 31, 2011, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

	September 30,	September 30,
	Number of Loans	Recorded Balance
Residential Real Estate	2	$634
Commercial	2	300
Consumer	—	—

Total	4	$934

Included in the impaired loans as of December 31, 2011 were TDRs of $28.1million. The Company has allocated $517 of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2011. As of December 31, 2011, $39 of additional funds were committed to be advanced in connection with TDRs.

The Company’s other real estate owned and foreclosed assets represent properties and personal collateral acquired through customer loan defaults. The property is recorded at fair value less the estimated costs to sell at the date acquired. Any difference between the book value and estimated market value is recognized as a charge-off through the allowance for loan losses. Subsequently, should the fair market value of an asset, less the estimated cost to sell, decline to less than the carrying amount of the asset, the deficiency is recognized in the period in which it becomes known and is included in noninterest expense.

At December 31, 2011 and 2010, the Company had balances in non-performing assets consisting of the following:

	September 30,	September 30,
	December 31,
	2011	2010
Other real estate owned and foreclosed assets:
Residential Real Estate	$893	$2,196
Commercial	5,790	12,597
Consumer	227	207

Total other real estate owned and foreclosed assets	6,910	15,000

Total non-accrual loans	9,635	9,251

Total non-performing assets	$16,545	$24,251

Non-performing loans/Total loans	1.40%	1.38%
Non-performing assets/Total assets	1.24%	2.19%

NOTE 5 – Mortgage Servicing Rights

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

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

Following is an analysis of the changes in mortgage servicing rights for the years indicated:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Carrying value, before valuation allowance:
Balance, beginning of year	$1,352	$1,255	$765
Additions	351	490	860
Amortization	(324)	(393)	(370)

Balance, end of year	1,379	1,352	1,255

Valuation allowance:
Balance, beginning of year	(110)	(87)	—
Impairment charge	(212)	(23)	(87)
Recovery	—	—	—

Balance, end of year	(322)	(110)	(87)

Carrying value of mortgage servicing rights	$1,057	$1,242	$1,168

Fair value of mortgage servicing rights	$1,057	$1,242	$1,168

Mortgage loans serviced	$132,721	$122,510	$104,927

The amount of contractually specified servicing fees for one- to four-family residential loans was $345, $319, and $247 for the years ended December 31, 2011, 2010, and 2009, respectively. The servicing fees for one- to four-family residential loans are recorded in service charges and other fees on the consolidated statements of income.

NOTE 6 – Premises and Equipment

Premises and equipment were as follows at the dates indicated:

	September 30,	September 30,
	December 31,
	2011	2010

Land	$6,699	$6,696
Buildings and improvements	46,415	46,820
Furniture and equipment	36,179	35,701
Leasehold improvements	3,340	3,037

	92,633	92,254
Accumulated amortization and depreciation	(47,690)	(44,589)

	$44,943	$47,665

Depreciation and amortization charged to expense amounted to $4,236, $4,813, and $5,313 for the years ended December 31, 2011, 2010, and 2009, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

At December 31, 2011, the Company had certain non-cancelable operating leases for premises with future minimum annual rental payments as follows:

September 30,
2012	$486
2013	481
2014	421
2015	394
2016	291
Thereafter	1,198

$3,271

Rent expense was $486, $520, and $602 for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company owns a 202,000 square-foot office building in Fort Worth, Texas that it uses for its administrative headquarters and certain bank operations. The Company occupies approximately 48,000 square feet of the building and leases the remaining space to various tenants. Gross rental income from these leases of $2,660, $2,583, and $2,488 was recognized for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, non-cancelable operating leases for the building with future minimum lease payments are as follows:

September 30,
2012	$2,321
2013	2,177
2014	2,134
2015	1,812
2016	1,407
Thereafter	1,485

$11,336

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

NOTE 7 – Other Real Estate Owned and Other Foreclosed Assets

At December 31, 2011 and 2010, other real estate owned totaled $6,683 and $14,793, respectively. The other real estate owned at December 31, 2011 included six commercial real estate properties with fair market values totaling $5,395, three foreclosed single-family residential properties with fair market values totaling $827, and one unit of a condominium project foreclosed in 2009 with fair market value totaling $460. During the year ended December 31, 2011, seven foreclosed single-family residential properties, six commercial real estate properties, five units of the condominium project were sold for net proceeds of $8,230 and net losses of $439 were recorded related to the sales of these properties. The other real estate owned at December 31, 2010 included seven foreclosed single-family residential properties with fair market values totaling $2,196, five commercial real estate properties with fair market values totaling $8,952 and six units of a condominium project foreclosed in 2009 with fair market values totaling $3,369. During the year ended December 31, 2010, ten foreclosed single-family residential properties, two units of the condominium project and mineral rights related to a foreclosed commercial property were sold for net proceeds of $2,809 and net losses of $103 were recorded related to the sales of these properties. During the year ended December 31, 2009, two foreclosed single-family residential properties and one unit of the condominium project were sold for net proceeds of $2,583 and net losses of $86 were recorded related to the sales of these properties.

In addition, at December 31, 2011 and 2010, other real estate owned included the fair market value of property that had been purchased as a potential branch site in 2000. In 2006, the property was reclassified to other real estate owned from premises and equipment and a $222 charge to operations was recorded to write-down the book value of the property to its fair market value of $488 as a result of management’s decision to sell the property rather than build a branch at the site. An additional $212 charge to operations was recorded in 2009 to write-down the book value of the property to its fair market value as of December 31, 2009 of $276. No additional adjustments to the property’s fair market value were recorded during the year ended December 31, 2010. An additional $26 charge to operations was recorded in 2011 to write-down the book value of the property to its fair market value as of December 31, 2011 of $250.

At December 31, 2011 and 2010, other foreclosed assets, which are included in other assets, totaled $227 and $207, respectively. Net losses on the sales of other foreclosed assets of $13 were recognized for the year ended December 31, 2011. Net gains on the sales of other foreclosed assets of $13 and $12 were recognized for the years ended December 31, 2010 and 2009, respectively.

NOTE 8 – Deposits

Deposits by major type consisted of the following at the dates indicated:

	September 30,	September 30,
	December 31,
	2011	2010

Noninterest-bearing demand	$33,261	$74,583
Interest-bearing demand	135,802	75,550
Savings	168,433	207,264
Money market	151,443	100,798
Certificates of deposit	318,695	342,963

Total deposits	$807,634	$801,158

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

At December 31, 2011 and 2010, overdrawn deposit accounts totaling $197 and $221, respectively, have been reclassified as loans on the consolidated balance sheets.

The following table summarizes the interest expense incurred on the deposits by major type for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Interest-bearing demand	$142	$265	$268
Savings	481	1,032	1,344
Money market	448	836	970
Certificates of deposit	6,285	7,302	10,189

Total interest expense on deposits	$7,356	$9,435	$12,771

Certificates of deposit in excess of $100 were $121,644 and $122,162 at December 31, 2011 and 2010, respectively. Generally, deposits greater than $250 are not federally insured.

The remaining maturity on certificates of deposit at December 31, 2011 is presented below:

September 30,
2012	$159,990
2013	116,112
2014	9,525
2015	19,132
2016	13,936
Thereafter	—

$318,695

At December 31, 2011 and 2010, brokered time deposits totaled $295 and $884, respectively.

NOTE 9 – Borrowed Funds

The Company has a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term with pledged assignments. At December 31, 2011, advances from the FHLB of Dallas totaled $262,000 and had fixed interest rates ranging from 0.10% to 4.18% with a weighted average rate of 1.01%. At December 31, 2010, advances from the FHLB of Dallas totaled $41,000 and had fixed interest rates ranging from 2.83% to 4.28% with a weighted average rate of 3.62%. The borrowings are collateralized by a blanket floating lien on all first mortgage loans, mortgage-backed securities, the FHLB capital stock owned by the Company, and any funds on deposit with FHLB. At December 31, 2011 and 2010, the borrowing limit was $646,846 and $435,937, respectively. In addition, investment securities with an amortized cost of $450,955 and $242,514 were pledged to secure the advances at December 31, 2011 and 2010, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

At December 31, 2011, the Company had FHLB advances outstanding which mature on the dates indicated as follows:

September 30,
2012	$155,000
2013	45,000
2014	45,000
2015	12,000
2016	5,000
Thereafter	—

$262,000

The Company entered into a sale of securities under agreement to repurchase (“repurchase agreement”) with PNC Bank, N.A. (“PNC”) on July 24, 2007. The agreement is structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The repurchase agreement is treated as a financing and the obligation to repurchase securities sold is included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. At December 31, 2011 and 2010, the Company had $58,000 in repurchase agreements outstanding. These repurchase agreements were secured by investment securities with a fair value of $64,441 and $66,207 at December 31, 2011 and 2010, respectively.

Additionally, the Company maintained a $55,000 in federal funds lines with other financial institutions at December 31, 2011.

In 2009, the Company established a line of credit with the Federal Reserve Bank. As of December 31, 2011, $20,002 of commercial loans and $173,755 of consumer loans were pledged as collateral. At December 31, 2011, the available line of credit was $193,757.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

Information relating to the FHLB advances and other borrowings as of or for the years ended December 31, 2011 and 2010 is summarized as follows:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Ending Balance:
FHLB advances	$262,000	$41,000
Other secured borrowings	58,000	58,000

Maximum Balance:
FHLB advances	262,000	66,400
Other secured borrowings	70,000	58,075

Average Balance:
FHLB advances	208,071	54,009
Other secured borrowings	60,229	58,195

Weighted average interest rate:
During the period:
FHLB advances	1.33%	3.72%
Other secured borrowings	4.89%	4.22%

End of period:
FHLB advances	1.01%	3.62%
Other secured borrowings	5.00%	5.00%

NOTE 10 – Employee Benefit Plans

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

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

Changes in the plan benefit obligation using a December 31 measurement date for the years ended December 31, 2011 and 2010 were as follows:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010

Projected benefit obligation as of January 1,	$4,175	$3,991
Interest cost	250	238
Actuarial loss	1,291	89
Benefits paid	—	(143)
Effect of settlement	(301)	—

Projected benefit obligation at December 31,	$5,415	$4,175

Accumulated benefit obligation at December 31,	$5,415	$4,175

Changes in plan assets for the years ended December 31, 2011 and 2010 were as follows:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010

Fair value of plan assets as of January 1,	$3,455	$3,017
Actual return on plan assets	(107)	576
Employer contributions	139	5
Benefits paid	—	(143)
Effect of settlement	(301)	—

Fair value of plan assets as of December 31,	$3,186	$3,455

Funded status as of December 31,	$(2,229)	$(720)

At December 31, 2011 and 2010, the funded status is recognized in accrued expenses and other liabilities in the consolidated balance sheets.

The net periodic pension cost for the years ended December 31, 2011, 2010, and 2009 includes the following components:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Interest cost on projected benefit obligation	$250	$238	$276
Expected return on assets	(251)	(192)	(223)
Amortization of net loss	65	77	100
Effect of settlement recognition	178	—	550

Net periodic pension cost	$242	$123	$703

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

Amounts related to the Company’s defined benefit pension plan recognized as a component of other comprehensive income (loss) were as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Net actuarial (loss) gain	$(1,649)	$295	$98
Amortization of net loss	65	77	100
Effect of settlement recognition	178	—	550

Total recognized in other comprehensive (loss) income	(1,406)	372	748
Deferred tax benefit (expense)	478	(126)	(254)

Other comprehensive (loss) income, net of tax	$(928)	$246	$494

Amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plan are presented in the following table. The Company expects to recognize approximately $133 of the net actuarial loss reported in the following table as of December 31, 2011 as a component of the net periodic benefit cost during 2012.

	September 30,	September 30,
	December 31,
	2011	2010

Net actuarial loss	$(3,206)	$(1,800)
Deferred tax benefit	1,090	612

Amounts included in other comprehensive loss, net of tax	$(2,116)	$(1,188)

Assumptions used in accounting for the Pension Plan are as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Weighted-average assumptions used to determine benefit obligation
Discount rate	4.75%	6.00%	6.00%
Rate of increase in future compensation	0.00%	0.00%	0.00%

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.00%	6.00%	6.00%
Expected long-term rate of return on assets	7.50%	6.50%	6.50%
Rate of increase in future compensation	0.00%	0.00%	0.00%

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

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

The Company’s current pension plan target allocations and the weighted-average asset allocations as of December 31, 2011 and 2010 by asset category are as follows:

	September 30,	September 30,	September 30,
	Target	Actual Allocations
	Allocations	2011	2010

Equity securities	40%	80%	82%
Debt securities	60%	20%	18%

	100%	100%	100%

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

The major categories of assets in the Company’s defined benefit pension plan as of December 31, 2011 and 2010 are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 14 — Fair Value Measurements).

	September 30,	September 30,
	December 31,
	2011	2010

Level 1:
Mutual funds	$1,768	$1,961

Level 2:
Pooled separate accounts	1,418	1,494

Total assets at fair value	$3,186	$3,455

The Company made contributions to the pension plan of $139 and $5 during the years ended December 31, 2011 and 2010, respectively. The Company expects to make additional contributions of $163 to the plan in fiscal year 2012.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

As of December 31, 2011, the pension benefit payments were expected to be paid as follows:

September 30,
Year ended December 31,

2012	$58
2013	161
2014	420
2015	200
2016	260
Years 2017 - 2021	1,300

Share-Based Compensation

At its annual meeting held May 24, 2011, the Company’s stockholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan (the “Plan”) which provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution by the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available.

Share-based compensation expense for restricted stock and stock options for the year ended December 31, 2011 was $160 and $148, respectively.

Restricted Stock

Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Awarded shares to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Awarded shares to Directors vest at a rate of 33.3% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution are 476,100 at December 31, 2011, of which 118,738 shares had been issued under the Plan through December 31, 2011.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

A summary of changes in the Company’s nonvested restricted shares for the nine months ended December 31, 2011 follows:

	September 30,	September 30,
	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at January 1, 2011	—	$—
Granted	118,738	14.15
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2011	118,738	$14.15

As of December 31, 2011, the Company had $924 of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.37 years. At the grant date, the Company applied an estimated forfeiture rate of 33.91% to employees’ and 3.33% to Directors’ shares based on the historical turnover rates.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is 10 years, the expected term of the stock options is less because option restrictions do not permit recipients to sell or hedge their options. Management believes these restrictions encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees’ vesting behavior; therefore, the expected term of stock options is estimated using the average of the vesting period and contractual term. The Company does not have sufficient historical information about its own stock volatility; therefore, the expected volatility is based on an average volatility of peer banks.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

The weighted average fair value of each stock option granted during the year ended December 31, 2011 was $5.64. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

September 30,
Risk-free interest rate	2.30%
Expected term of stock options for officers and employees (years)	7.50
Expected term of stock options for Directors (years)	6.50
Expected stock price volatility	32.94%
Expected dividends	0%
Forfeiture rate—for officers and employees	33.91%
Forfeiture rate—for Directors	3.33%

A summary of activity in the stock option portion of the Plan for the year ended December 31, 2011 follows:

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	—	$—	—	$—
Granted	373,552	14.15	9.46	579
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2011	373,552	$14.15	9.46	$579

Fully vested and expected to vest	197,292	$14.15	9.46	$306

Exercisable at December 31, 2011	—	$—	—	$—

As of December 31, 2011, the Company had $999 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.86 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of December 31, 2011.

401(k) Plan

The Company also has a discretionary defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and allows employees to contribute a portion of their salary on a pretax basis into the Savings Plan. The Company matches a portion of employees’ contributions. Matching contributions made by the Company are accrued and funded on a current basis. During the years ended December 31, 2011, 2010, and 2009, the Company contributed approximately $557, $591, and $617 to the Savings Plan, respectively, which is included in salaries and benefits expense in the accompanying consolidated statements of income.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

Deferred Compensation

The Company has entered into deferred compensation agreements with certain executives that provide benefits payable based on specified terms of the agreements. A portion of the benefits is subject to forfeiture if the employee willfully leaves employment or employment is terminated for cause as defined in the agreements. We did not have an accrued liability or deferred compensation expense for these type of agreements at and for the year ended December 31, 2011. The accrued liability for these agreements as of December 31, 2010 was $165. Deferred compensation expense related to these agreements was $165 and $156 for the years ended December 31, 2010, and 2009, respectively.

Employee Stock Ownership Plan

OmniAmerican Bank adopted an Employee Stock Ownership Plan effective January 1, 2010. The ESOP enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining age 21.

The ESOP purchased eight percent of the shares offered in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9,522. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of December 31, 2011 and 2010). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.

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

As compensation expense is incurred, the unallocated ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital. Compensation expense recognized from the release of shares from the ESOP was $567 and $444 for the year ended December 31, 2011 and 2010.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

At December 31, 2011 and 2010, the ESOP shares were as follows:

	September 30,	September 30,
	December 31,
	2011	2010

Allocated shares	76,176	38,088
Unearned shares	876,024	914,112

Total ESOP shares	952,200	952,200

Fair value of unearned shares	$13,754	$12,386

NOTE 11 – Regulatory Matters

The Company is subject to regulation and examination. Until July 21, 2011, OmniAmerican Bancorp, Inc. and OmniAmerican Bank were regulated by the Office of Thrift Supervision. As of July 21, 2011, OmniAmerican Bancorp’s primary federal regulator is the Federal Reserve Board and OmniAmerican Bank’s primary federal regulator is the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation also has regulatory and examination authority with respect to the Bank. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations. The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets. The guidelines define Tier 1 capital and Tier 2 capital. The components of Tier 1 capital for the Company include stockholders’ equity excluding unrealized gains and losses on available for sale securities and other intangible assets. Tier 2 capital includes a portion of the allowance for loan losses. These two components combine to become Total Capital. The guidelines also stipulate that four categories of risk weights (0, 20, 50 and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two step process, whereas the face value of the off-balance sheet item is converted to a “credit equivalent amount” and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 31, 2011 and 2010 included unfunded loan commitments and letters of credit. The minimum ratio for qualifying Total Capital is 8.0%, of which 4.0% must be Tier 1 capital.

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

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for OmniAmerican Bancorp, Inc. and OmniAmerican Bank at December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated as of December 31, 2011
Total risk-based capital to risk-weighted assets	$195,823	24.86%	$63,012	8.00%	$78,766	10.00%
Tier I risk-based capital to risk-weighted assets	187,915	23.86%	31,506	4.00%	47,259	6.00%
Tier I (Core) capital to adjusted total assets	187,915	14.18%	53,024	4.00%	66,280	5.00%
OmniAmerican Bank as of December 31, 2011
Total risk-based capital to risk-weighted assets	$177,482	22.53%	$63,015	8.00%	$78,768	10.00%
Tier I risk-based capital to risk-weighted assets	169,574	21.53%	31,507	4.00%	47,261	6.00%
Tier I (Core) capital to adjusted total assets	169,574	12.79%	53,028	4.00%	66,285	5.00%
Consolidated as of December 31, 2010
Total risk-based capital to risk-weighted assets	$198,366	27.86%	$56,958	8.00%	$71,197	10.00%
Tier I risk-based capital to risk-weighted assets	191,743	26.93%	28,479	4.00%	42,718	6.00%
Tier I (Core) capital to adjusted total assets	191,743	17.40%	44,078	4.00%	55,097	5.00%
OmniAmerican Bank as of December 31, 2010
Total risk-based capital to risk-weighted assets	$170,526	23.95%	$56,965	8.00%	$71,207	10.00%
Tier I risk-based capital to risk-weighted assets	163,903	23.02%	28,483	4.00%	42,724	6.00%
Tier I (Core) capital to adjusted total assets	163,903	14.88%	44,065	4.00%	55,082	5.00%

The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a Qualified Thrift Lender (“QTL”) test. The QTL test requires at least 65% of assets be maintained in housing-related finance and other specified areas. An institution must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. If this requirement is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends or the Company must convert to a commercial bank charter. At December 31, 2011 and 2010, QTL was calculated as 93.2% and 88.2% respectively, and the Company has met the test in each month of the years ended December 31, 2011 and 2010.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

The following is a reconciliation of the Company’s equity under accounting principles generally accepted in the United States of America to regulatory capital (as defined by the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation) as of December 31, 2011 and 2010:

	September 30,	September 30,
	December 31,
	2011	2010

Consolidated GAAP equity	$199,024	$198,627
Consolidated equity in excess of Bank equity	(19,152)	(28,194)

Bank GAAP equity	179,872	170,433
Deferred tax assets disallowed for regulatory capital	(4,443)	(6,563)
Unrealized gain on securities available for sale	(7,971)	(1,155)
Unrealized loss on pension plan	2,116	1,188

Tier I capital	169,574	163,903
General allowance for loan losses	7,908	6,623

Total regulatory capital	$177,482	$170,526

NOTE 12 – Income Taxes

The current and deferred portions of net income tax expense included in the consolidated statements of income are presented below for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Current
Federal	$164	$(51)	$51
State	16	(570)	553

Total current taxes	180	(621)	604

Deferred
Federal	1,664	906	288
State	—	—	—

Total deferred taxes	1,664	906	288

Total income taxes	$1,844	$285	$892

During the years ended December 31, 2011 and 2010, the Company did not incur any interest or penalties on income taxes. The Company will record interest and penalties on income taxes, if any, when they are incurred in noninterest expense.

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

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

At December 31, 2011 and 2010, the net deferred tax asset consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010

Deferred tax assets:
Allowance for loan losses	$2,217	$2,570
Premises and equipment	682	1,171
Net operating loss	869	2,186
Pension plan	1,773	1,260
Other real estate owned	350	110
Interest on non-accrual loans	269	183
Accrued expenses	151	294
Deferred loan fees	181	141
Stock-based compensation	105	—
Other	159	97

	6,756	8,012
Deferred tax liabilities:
Servicing rights	(360)	(422)
Securities available for sale	(4,106)	(595)
FHLB stock	(52)	(60)

	(4,518)	(1,077)

Net deferred tax asset	$2,238	$6,935

No valuation allowance has been provided on deferred tax assets as of December 31, 2011 or 2010. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible temporary differences.

For the years ended December 31, 2011, 2010, and 2009, the effective tax rate differs from the federal statutory rate of 34% applied to income before income taxes due to the following:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Federal statutory rate times financial statement income	$1,976	$660	$526
Effect of:
State taxes, net of federal benefit	10	(376)	367
Nontaxable income	(319)	(37)	(38)
Non-deductible expenses	177	38	37

Total income tax expense	$1,844	$285	$892

Effective tax rate	31.7%	14.7%	57.7%

As of December 31, 2011, the Company had net operating loss carryforwards of approximately $2,556 which begin to expire in 2026. These net operating loss carryforwards may be used to offset future income taxes payable, however the Company may be subject to alternative minimum tax. The realization of the net operating loss carryforwards is dependent on future taxable income.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

NOTE 13 – Related Party Transactions

The Company has made loans in the ordinary course of business with certain of its executive officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments. Loans to executive officers, directors, and their affiliates were as follows for the year ended December 31, 2011:

September 30,
Balance at beginning of year	$2,298
New loans	500
Repayments	(572)

Balance at end of year	$2,226

Deposits from executive officers, directors, and their affiliates were $1,071 and $2,368 at December 31, 2011 and 2010, respectively.

NOTE 14 – Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

(Dollars in thousands, except per share data)

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

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at December 31, 2011, Using			Total Fair Value at December 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Measured on a recurring basis:
Assets:
U.S. government sponsored mortgage-back securities	$—	$241,676	$—	$241,676
U.S. government sponsored collateralized mortgage obligations	—	283,025	—	283,025
Other equity securities	—	5,240	—	5,240

	Fair Value Measurements at December 31, 2010, Using			Total Fair Value at December 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Measured on a recurring basis:
Assets:
U.S. government sponsored mortgage-back securities	$—	$154,614	$—	$154,614
U.S. government sponsored collateralized mortgage obligations	—	150,792	—	150,792
Private-label collateralized mortgage obligations (residential)	—	3,396	—	3,396
Trust preferred securities	—	—	3,920	3,920
Other equity securities	—	5,084	—	5,084

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

September 30,
Securities
available for sale
Beginning balance, January 1, 2011	$3,920
Sale of trust preferred securities	(7,673)
Total gains or losses (realized / unrealized)
Included in earnings:
Loss on sales of securities available for sale	2,911
Total gains or losses included in other comprehensive income	862
Interest income on securities	2
Settlements	(22)

Ending balance, December 31, 2011	$—

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

September 30,
Securities
available for sale
Beginning balance, January 1, 2010	$5,604
Total gains or losses (realized / unrealized)
Included in earnings:
Interest income on securities	20
Total gains or losses included in other comprehensive income	(1,614)
Purchases, issuances, and settlements	(90)
Transfers into Level 3	—

Ending balance, December 31, 2010	$3,920

No changes in unrealized gains or losses were recorded through earnings for the year ended December 31, 2010 for the assets measured using significant unobservable inputs (Level 3 Inputs).

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

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

significant portion of the Company’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. Therefore, the Company has categorized its impaired loans as Level 3. The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the year ended December 31, 2011 and 2010.

	September 30,	September 30,
	December 31,
	2011	2010

Carrying value of impaired loans	$7,993	$12,723
Specific reserve	(1,235)	(2,059)

Fair Value	$6,758	$10,664

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are obtained through independent third-party valuations through an analysis of cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. At December 31, 2011 and 2010 the Company’s mortgage servicing rights were recorded at $1,057 and $1,242, respectively.

Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned. Other real estate owned is carried at fair value less estimated selling costs (as determined by independent appraisal) within Level 3 of the fair value hierarchy. At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. The fair value is reviewed periodically and subsequent write downs are recorded accordingly. The following table represents other real estate that was remeasured and reported at fair value as of December 31, 2011 and 2010.

	September 30,	September 30,
	December 31,
	2011	2010

Carrying value of other real estate owned prior to remeasurement	$17,725	$13,590
Less: Charge-offs recognized in the allowance for loan losses at initial acquisition	(274)	(2,168)
Less: Subsequent write-downs included in net loss on write-down of other real estate owned	(2,479)	(128)
Less: Sales of other real estate owned	(8,669)	(2,913)

Carrying value of remeasured other real estate owned at end of period	$6,303	$8,381

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

(Dollars in thousands, except per share data)

Cash and cash equivalents: The carrying amounts for cash and cash equivalents approximate fair values.

Accrued interest receivable and payable: The carrying amounts for accrued interest receivable and payable approximate fair values.

Other investments: The carrying amount for other investments, which consist primarily of Federal Home Loan Bank stock, approximates fair values.

Loans: The estimated fair value for all fixed-rate loans is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The estimated fair value for variable rate loans is the carrying amount. The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and, accordingly, delinquent loans have been disregarded in the valuation methodologies employed.

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

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2011 and 2010 are summarized as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,158	$21,158	$24,597	$24,597
Securities available for sale	529,941	529,941	317,806	317,806
Other investments	13,465	13,465	3,060	3,060
Loans held for sale	2,418	2,418	861	861
Loans, net	683,491	702,509	660,425	675,641
Mortgage servicing rights	1,057	1,057	1,242	1,242
Accrued interest receivable	4,003	4,003	3,469	3,469

Financial liabilities:
Deposits	$807,634	$811,900	$801,158	$804,998
Federal Home Loan Bank advances	262,000	263,760	41,000	42,244
Other secured borrowings	58,000	59,376	58,000	61,125
Accrued interest payable	986	986	930	930

Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

NOTE 15 – Financial Instruments with Off-Balance Sheet Risk

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

Outstanding commitments to extend credit and standby letters of credit are summarized as follows at December 31, 2011 and 2010:

	September 30,	September 30,
	December 31,
	2011	2010

Commitments to extend credit	$70,389	$23,632
Standby letters of credit	419	315

	$70,808	$23,947

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

As of December 31, 2011 and 2010, commitments to fund fixed-rate loans of $6,204 and $1,650, respectively, were included in the outstanding commitments to extend credit. The interest rates on these commitments to fund fixed-rate loans ranged from 3.09% to 12.99% at December 31, 2011 and 2010.

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

NOTE 16 – Litigation

In August 2011, the Chapter 11 Trustee for Taylor, Bean & Whitaker filed a complaint against the Company seeking to recover payments totaling $1,500 made by Taylor, Bean & Whitaker to the Company as allegedly preferential transfers paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Taylor, Bean & Whitaker. The Company asserts that the payments do not constitute preferences and has engaged outside legal counsel to assist in the matter. On February 29, 2012, a tentative agreement was reached to settle the matter for $95.

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

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

NOTE 17 – Parent Company Only Condensed Financial Information

Condensed financial information of OmniAmerican Bancorp, Inc. follows:

Condensed Balance Sheets

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS

Cash on deposit at subsidiary	$9,442	$18,683
Investment in Bank	179,872	170,433
ESOP note receivable	8,993	9,253
Other assets	815	354

Total assets	$199,122	$198,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to subsidiary	$98	$96
Stockholders’ equity	199,024	198,627

Total liabilities and stockholders’ equity	$199,122	$198,723

Condensed Statements of Income

	September 30,	September 30,
	Year Ended December 31, 2011	January 20, 2010 through December 31, 2010
Interest income on ESOP loan	$301	$293
Dividend income	2,000	—
Other income	10	26
Operating expenses	1,655	1,361

Income (loss) before income tax expense and equity in undistributed earnings of subsidiary	656	(1,042)
Income tax benefit	(457)	(354)
Equity in undistributed earnings of subsidiary	4,854	2,345

Net income	$5,967	$1,657

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

Condensed Statements of Cash Flows

	September 30,	September 30,
	Year Ended December 31, 2011	January 20, 2010 through December 31, 2010
Cash flows from operating activities:
Net income	$5,967	$1,657
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(4,854)	(2,345)
Share-based compensation	178	—
Net change in other assets	(461)	(354)
Net change in payable to subsidiary	2	96

Net cash provided by (used in) operating activities	832	(946)

Cash flows from investing activities:
Cash contribution to subsidiary	—	(86,644)
Payment received on ESOP note receivable	260	269

Net cash provided by (used in) investing activities	260	(86,375)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	106,004
Purchase of common stock	(10,333)	—

Net cash (used in) provided by financing activities	(10,333)	106,004

Net (decrease) increase in cash and cash equivalents	(9,241)	18,683
Cash and cash equivalents, beginning of period	18,683	—

Cash and cash equivalents, end of period	$9,442	$18,683

NOTE 18 – Earnings Per Share

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

Because the mutual to stock conversion was not completed until January 20, 2010, per share earnings data has not been presented for the year ended December 31, 2009.

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

Earnings per share for the years ended December 31, 2011 and 2010 have been computed as follows (dollars in thousands, except per share data):

	September 30,	September 30,
	2011	2010(1)

Basic
Net income	$3,967	$1,657

Weighted average common shares outstanding	11,588,447	11,902,500
Less: Average unallocated ESOP shares	(893,481)	(931,569)

Average shares for basic earnings per share	10,694,966	10,970,931

Net income per common share, basic	$0.37	$0.15

Diluted

Net income	$3,967	$1,657

Weighted average common shares outstanding for basic earnings per common share	10,694,966	10,970,931
Add: Dilutive effects of share-based compensation plan	4,488	—

Average shares for diluted earnings per share	10,699,454	10,970,931

Net income per common share, diluted	$0.37	$0.15

(1)	The Company completed its mutual to stock conversion on January 20, 2010. The earnings per share for the year ended December 31, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.

OmniAmerican Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except per share data)

NOTE 19 – Quarterly Financial Data (Unaudited)

	September 30,	September 30,	September 30,	September 30,
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2011
Interest income	$13,111	$13,692	$14,187	$12,791
Interest expense	3,208	3,274	3,404	3,181

Net interest income	9,903	10,418	10,783	9,610
Provision for loan losses	1,680	550	600	400

Net interest income after provision for loan losses	8,223	9,868	10,183	9,210
Noninterest income	3,935	2,893	3,173	3,149
Noninterest expense	10,247	11,310	11,604	11,662

Income before income tax expense	1,911	1,451	1,752	697
Income tax expense	713	418	535	178

Net income	$1,198	$1,033	$1,217	$519

Earnings per share:
Basic:	$0.12	$0.10	$0.11	$0.05

Diluted:	$0.12	$0.10	$0.11	$0.05

2010
Interest income	$12,688	$13,542	$13,457	$13,160
Interest expense	3,354	3,576	3,504	3,469

Net interest income	9,334	9,966	9,953	9,691
Provision for loan losses	1,700	2,750	1,450	800

Net interest income after provision for loan losses	7,634	7,216	8,503	8,891
Noninterest income	3,553	3,451	3,471	3,224
Noninterest expense	11,020	10,510	11,128	11,343

Income before income tax expense	167	157	846	772
Income tax (benefit) expense	(149)	(44)	239	239

Net income	$316	$201	$607	$533

Earnings per share:
Basic:	$0.03	$0.02	$0.06	$0.03

Diluted:	$0.03	$0.02	$0.06	$0.03

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s internal control over financial reporting is designed under the supervision of the Company’s President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. The attestation report of McGladrey & Pullen, LLP appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

OmniAmerican Bancorp, Inc.

We have audited OmniAmerican Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. OmniAmerican Bancorp, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, OmniAmerican Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, of OmniAmerican Bancorp Inc. and Subsidiary and our report dated March 2, 2012 expressed an unqualified opinion.

Dallas, Texas

March 2, 2012

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

OmniAmerican Bancorp, Inc. has adopted a Code of Ethics that applies to OmniAmerican Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics was filed as Exhibit 14 to the Form 10-K for the year ended December 31, 2011. A copy of the Code will be furnished without charge upon written request to the Secretary, OmniAmerican Bancorp, Inc., 1320 South University Drive, Suite 900, Fort Worth, Texas 76107.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation of OmniAmerican Bancorp, Inc., as amended*

3.2	Bylaws of OmniAmerican Bancorp, Inc.*

4	Form of Common Stock Certificate of OmniAmerican Bancorp, Inc.*

10.1	Employment Agreement between OmniAmerican Bank, OmniAmerican Bancorp, Inc. and Tim Carter**

10.2	Form of Change in Control Agreement between OmniAmerican Bank and each Senior Executive Vice President*

10.3	OmniAmerican Bank Employee Stock Ownership Plan*

10.4	OmniAmerican Bank Incentive Award Plan for Senior Executives***

10.5	Form of Employee Stock Option Award****

10.6	Form of Employee Restricted Stock Award****

10.7	Form of Director Stock Option Award****

10.8	Form of Director Restricted Stock Award****

14	Code of Ethics*****

21	Subsidiaries of Registrant*

23	Consent of McGladrey & Pullen, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File

*	Incorporated by reference to the Registration Statement on Form S-1 of OmniAmerican Bancorp, Inc. (File No. 333-161894), originally filed with the Securities and Exchange Commission on September 11, 2009, as amended.
**	Incorporated by reference to Exhibit 10.1 to the Form 8-K of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on February 25, 2010.
***	Incorporated by reference to Exhibit 10.1 to the Form 8-K of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on February 1, 2010.
****	Incorporated by reference to the Form 10-Q of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on August 5, 2011.
*****	Incorporated by reference to Exhibit 14 to the Form 10-K of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on March 24, 2010.
+	As provided in rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIAMERICAN BANCORP, INC.

Date: March 2, 2012	By:	/s/ Tim Carter
Tim Carter
President, Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Tim Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2012
Tim Carter

/s/ Deborah B. Wilkinson	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2012
Deborah B. Wilkinson

/s/ Elaine Anderson	Chairman of the Board	March 2, 2012
Elaine Anderson

/s/ John F. Sammons, Jr.	Vice Chairman of the Board	March 2, 2012
John F. Sammons, Jr.

/s/ Joan Anthony	Director	March 2, 2012
Joan Anthony

/s/ Wayne P. Burchfield, Jr.	Director	March 2, 2012
Wayne P. Burchfield, Jr.

/s/ Norman G. Carroll	Director	March 2, 2012
Norman G. Carroll

Signatures	Title	Date

/s/ Patti Callan	Director	March 2, 2012
Patti Callan

/s/ Patrick D. Conley	Director	March 2, 2012
Patrick D. Conley

/s/ James Herring	Director	March 2, 2012
James Herring

/s/ Wesley R. Turner	Director	March 2, 2012
Wesley R. Turner