Form 10-Q
period 2012-03-31
OmniAmerican Bancorp, Inc.
filed 2012-05-04
CIK 1470795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 11,194,475 shares of Common Stock, par value $0.01 per share, issued and outstanding as of May 4, 2012.

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OmniAmerican Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$13,901	$16,308
Short-term interest-earning deposits in other financial institutions	1,742	4,850

Total cash and cash equivalents	15,643	21,158
Investments:
Securities available for sale (Amortized cost of $516,755 on March 31, 2012 and $517,864 on December 31, 2011)	529,458	529,941
Other	14,087	13,465
Loans held for sale	667	2,418
Loans, net of deferred fees and discounts	718,780	691,399
Less allowance for loan losses	(7,733)	(7,908)

Loans, net	711,047	683,491
Premises and equipment, net	44,446	44,943
Bank-owned life insurance	31,235	21,016
Other real estate owned	6,880	6,683
Mortgage servicing rights	1,087	1,057
Deferred tax asset, net	1,663	2,238
Accrued interest receivable	3,874	4,003
Other assets	6,060	6,301

Total assets	$1,366,147	$1,336,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$41,770	$33,261
Interest-bearing	790,023	774,373

Total deposits	831,793	807,634
Federal Home Loan Bank advances	252,000	262,000
Other secured borrowings	71,200	58,000
Accrued expenses and other liabilities	10,587	10,056

Total liabilities	1,165,580	1,137,690
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,194,475 shares issued and outstanding at March 31, 2012 and 11,195,975 shares issued and outstanding at December 31, 2011	112	112
Additional paid-in capital	105,869	105,638
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 866,502 shares at March 31, 2012 and 876,024 shares at December 31, 2011	(8,665)	(8,760)
Retained earnings	96,982	96,179
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	8,385	7,971
Unrealized loss on pension plan, net of income taxes	(2,116)	(2,116)

Total accumulated other comprehensive income	6,269	5,855

Total stockholders’ equity	200,567	199,024

Total liabilities and stockholders’ equity	$1,366,147	$1,336,714

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Loans, including fees	$9,673	$10,105
Securities — taxable	3,383	2,686

Total interest income	13,056	12,791
Interest expense:
Deposits	1,672	1,986
Borrowed funds	1,405	1,195

Total interest expense	3,077	3,181

Net interest income	9,979	9,610
Provision for loan losses	1,400	400

Net interest income after provision for loan losses	8,579	9,210

Noninterest income:
Service charges and other fees	2,312	2,282
Net gains on sales of loans	319	173
Net gains on sales of securities available for sale	—	11
Net gains on sales of repossessed assets	94	22
Commissions	403	179
Increase in cash surrender value of bank-owned life insurance	219	236
Other income	137	246

Total noninterest income	3,484	3,149
Noninterest expense:
Salaries and benefits	6,127	5,979
Software and equipment maintenance	620	686
Depreciation of furniture, software, and equipment	445	761
FDIC insurance	211	275
Net loss on write-down of other real estate owned	240	403
Real estate owned expense	30	108
Service fees	129	123
Communications costs	268	214
Other operations expense	744	890
Occupancy	978	902
Professional and outside services	896	981
Loan servicing	74	135
Marketing	121	205

Total noninterest expense	10,883	11,662

Income before income tax expense	1,180	697
Income tax expense	377	178

Net income	$803	$519

Earnings per share:
Basic	$0.08	$0.05

Diluted	$0.08	$0.05

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$803	$519

Change in unrealized gains on securities available for sale	626	202
Reclassification of amount realized through sale of securities	—	(11)
Income tax effect	(212)	(65)

Other comprehensive income, net of income tax	414	126

Comprehensive income	$1,217	$645

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at January 1, 2012	$112	$105,638	$(8,760)	$96,179	$5,855	$199,024
ESOP shares allocated, 9,522 shares	—	75	95	—	—	170
Stock purchased at cost, 1,500 shares	—	(27)	—	—	—	(27)
Share-based compensation expense	—	183	—	—	—	183
Net income	—	—	—	803	—	803
Other comprehensive income	—	—	—	—	414	414

Balances at March 31, 2012	$112	$105,869	$(8,665)	$96,982	$6,269	$200,567

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$803	$519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	867	1,161
Provision for loan losses	1,400	400
Amortization of net premium on investments	1,224	866
Amortization and impairment of mortgage servicing rights	30	82
Net gains on sales of securities available for sale	—	(11)
Net gains on sales of loans	(319)	(173)
Proceeds from sales of loans held for sale	1,929	2,646
Loans originated for sale	(2,077)	(2,515)
Net losses on write-down of other real estate owned	240	403
Net gains on sales of repossessed assets	(94)	(22)
Increase in cash surrender value of bank-owned life insurance	(219)	(236)
Federal Home Loan Bank stock dividends	(10)	(3)
ESOP compensation expense	170	147
Share-based compensation	183	—
Changes in operating assets and liabilities:
Accrued interest receivable	129	(577)
Other assets	604	136
Accrued interest payable and other liabilities	531	(181)

Net cash provided by operating activities	5,391	2,642
Cash flows from investing activities:
Securities available for sale:
Purchases	(31,075)	(322,941)
Proceeds from sales	—	71,782
Proceeds from maturities, calls and principal repayments	30,960	25,584
Purchases of other investments	(612)	(10,865)
Redemptions of other investments	—	606
Purchase of bank-owned life insurance	(10,000)	—
Net increase in loans held for investment	(34,620)	(6,146)
Proceeds from sales of loans held for investment	6,260	8,557
Purchases of premises and equipment	(370)	(299)
Proceeds from sales of premises and equipment	—	6
Proceeds from sales of foreclosed assets	814	506
Proceeds from sales of other real estate owned	405	1,307

Net cash used in investing activities	(38,238)	(231,903)
Cash flows from financing activities:
Net increase in deposits	24,159	5,985
Net (decrease) increase in Federal Home Loan Bank advances	(10,000)	221,000
Net increase in other secured borrowings	13,200	—
Purchase of common stock	(27)	(991)

Net cash provided by financing activities	27,332	225,994

Net decrease in cash and cash equivalents	(5,515)	(3,267)
Cash and cash equivalents, beginning of period	21,158	24,597

Cash and cash equivalents, end of period	$15,643	$21,330

Supplemental cash flow information:
Interest paid	$3,080	$3,085
Non-cash transactions:
Loans transferred to other real estate owned	$790	$571
Loans transferred to foreclosed assets	$832	$481
Loans held for sale transferred to loans held for investment	$1,987	$—
Unrealized gain on securities available for sale	$626	$202

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements

NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012. In management’s opinion, the interim data as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank.

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

NOTE 2 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820, and requires additional fair value disclosures. ASU 2011-04 is effective for periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of the Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” This guidance delays the effective date of the disclosures for only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments.

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 3 — Investment Securities

The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of March 31, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012
U. S. government sponsored mortgage-backed securities	$251,988	$6,843	$(164)	$258,667
U. S. government sponsored collateralized mortgage obligations	259,767	5,804	(11)	265,560
Other equity securities	5,000	231	—	5,231

Total investment securities available for sale	$516,755	$12,878	$(175)	$529,458

December 31, 2011
U. S. government sponsored mortgage-backed securities	$235,574	$6,106	$(4)	$241,676
U. S. government sponsored collateralized mortgage obligations	277,290	5,784	(49)	283,025
Other equity securities	5,000	240	—	5,240

Total investment securities available for sale	$517,864	$12,130	$(53)	$529,941

Investment securities available for sale with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2012
U. S. government sponsored mortgage-backed securities	$30,902	$(164)	$—	$—	$30,902	$(164)
U. S. government sponsored collateralized mortgage obligations	7,034	(7)	800	(4)	7,834	(11)

	$37,936	$(171)	$800	$(4)	$38,736	$(175)

December 31, 2011
U. S. government sponsored mortgage-backed securities	$5,148	$(4)	$—	$—	$5,148	$(4)
U. S. government sponsored collateralized mortgage obligations	14,542	(39)	944	(10)	15,486	(49)

	$19,690	$(43)	$944	$(10)	$20,634	$(53)

At March 31, 2012, the Company owned 211 investments of which 13 had unrealized losses. At December 31, 2011, the Company owned 204 investments of which 11 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on March 31, 2012 and December 31, 2011, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The amortized cost and fair value of securities available for sale by contractual maturity at March 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due from one to five years	291	292
Due from five to ten years	10,209	10,839
Due after ten years	501,255	513,096
Equity securities	5,000	5,231

Total	$516,755	$529,458

Investment securities with an amortized cost of $451.6 million and $451.0 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with a fair value of $63.3 million and $64.4 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure other borrowings.

Sales activity of securities available for sale for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Proceeds from sales of investment securities	$—	$71,782
Gross gains from sales of investment securities	—	2,922
Gross losses from sales of investment securities	—	(2,911)

Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 4 — Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows at the dates indicated:

	March 31, 2012	December 31, 2011
	(In thousands)
Residential Real Estate Loans:
One- to four-family	$275,642	$270,426
Home equity	20,687	22,074

Total residential real estate loans	296,329	292,500

Commercial Loans:
Commercial real estate	86,088	87,650
Real estate construction	53,882	48,128
Commercial business	37,381	36,648

Total commercial loans	177,351	172,426

Consumer Loans:
Automobile, indirect	201,515	184,093
Automobile, direct	24,282	23,316
Other consumer	16,944	17,354

Total consumer loans	242,741	224,763

Total loans	716,421	689,689

Plus (less):
Deferred fees and discounts	2,359	1,710
Allowance for loan losses	(7,733)	(7,908)

Total loans receivable, net	$711,047	$683,491

The Company originates one- to four-family residential real estate loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“FNMA”). Residential real estate loans serviced for FNMA are not included as assets on the consolidated balance sheets. The principal balances of the loans sold were $132.7 million at both March 31, 2012 and December 31, 2011. Mortgage servicing rights associated with the mortgage loans serviced for FNMA totaled $1.1 million at both March 31, 2012 and December 31, 2011.

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents loans identified as impaired by class of loans as of March 31, 2012 and December 31, 2011:

	Recorded Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Interest Income Recognized
	(In thousands)
March 31, 2012
With no related allowance recorded:
One- to four-family	$8,280	$8,280	$—	$8,437	$65
Home equity	32	32	—	100	1
Commercial real estate	6,592	6,592	—	8,500	45
Real estate construction	631	631	—	695	—
Commercial business	1,367	1,367	—	1,691	14
Automobile, indirect	459	459	—	487	5
Automobile, direct	70	70	—	74	2
Other consumer	4	4	—	5	—

Impaired loans with no related allowance recorded	17,435	17,435	—	19,989	132

With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	6,468	6,468	315	6,750	34
Commercial business	1,640	1,640	868	1,566	—
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—

Impaired loans with an allowance recorded	8,108	8,108	1,183	8,316	34

Total	$25,543	$25,543	$1,183	$28,305	$166

December 31, 2011
With no related allowance recorded:
One- to four-family	$5,706	$5,706	$—	$5,873	$222
Home equity	236	236	—	298	3
Commercial real estate	11,882	11,882	—	12,508	243
Real estate construction	766	766	—	1,549	24
Commercial business	2,545	2,545	—	2,106	61
Automobile, indirect	503	503	—	453	23
Automobile, direct	69	69	—	95	8
Other consumer	5	5	—	5	—

Impaired loans with no related allowance recorded	21,712	21,712	—	22,887	584

With an allowance recorded:
One- to four-family	$3,193	$3,193	$131	$3,236	$104
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	6,891	6,891	517	8,195	202
Commercial business	1,074	1,074	718	954	15
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—

Impaired loans with an allowance recorded	11,158	11,158	1,366	12,385	321

Total	$32,870	$32,870	$1,366	$35,272	$905

For the three months ended March 31, 2011, the average recorded investment in impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired were $35.7 million and $322,000, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

As of March 31, 2012, no additional funds were committed to be advanced in connection with impaired loans. As of December 31, 2011, the Company had $39,000 of additional funds committed to be advanced in connection with impaired loans.

The following table presents the recorded investment in non-accrual loans by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Residential Real Estate Loans:
One- to four-family	$1,116	$1,244
Home equity	—	204
Commercial Loans
Commercial real estate	5,755	5,731
Real estate construction	631	766
Commercial business	2,602	1,548
Consumer Loans:
Automobile, indirect	126	142
Automobile, direct	12	—

Total	$10,242	$9,635

There were no loans greater than 90 days past due that continued to accrue interest at March 31, 2012 or December 31, 2011.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
March 31, 2012:
Residential real estate loans:
One- to four-family	$5,014	$—	$977	$5,991	$269,651	$275,642
Home equity	3	—	—	3	20,684	20,687
Commercial loans:
Commercial real estate	867	—	3,674	4,541	81,547	86,088
Real estate construction	631	—	—	631	53,251	53,882
Commercial business	—	274	369	643	36,738	37,381
Consumer loans:
Automobile, indirect	1,276	131	126	1,533	199,982	201,515
Automobile, direct	63	—	12	75	24,207	24,282
Other consumer	92	22	—	114	16,830	16,944

Total loans	$7,946	$427	$5,158	$13,531	$702,890	$716,421

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
December 31, 2011:
Residential real estate loans:
One- to four-family	$2,356	$557	$1,105	$4,018	$266,408	$270,426
Home equity	78	—	204	282	21,792	22,074
Commercial loans:
Commercial real estate	3,601	—	123	3,724	83,926	87,650
Real estate construction	—	—	—	—	48,128	48,128
Commercial business	—	369	144	513	36,135	36,648
Consumer loans:
Automobile, indirect	1,514	384	141	2,039	182,054	184,093
Automobile, direct	26	13	—	39	23,277	23,316
Other consumer	77	10	—	87	17,267	17,354

Total loans	$7,652	$1,333	$1,717	$10,702	$678,987	$689,689

Our methodology for evaluating the adequacy of the allowance for loan losses consists of:

•	a specific loss component which is the allowance for impaired loans; and

•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss.

The specific component of the allowance for loan losses relates to loans that are considered impaired, which are generally classified as doubtful or substandard. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for non-homogeneous loans, including one- to four-family residential real estate loans with balances in excess of $1 million, commercial real estate, real estate construction, and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, consumer and one- to four-family residential real estate loans with balances less than $1 million are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

When establishing the allowance for loan losses, management categorizes loans into risk categories based on the class of loans — residential real estate, commercial, or consumer — and relevant information about the ability of the borrowers to repay the loans, such as the current economic conditions, historical payment experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and the estimated value of any underlying collateral, among other factors. Management classifies the loans individually analyzed for impairment as to credit risk. This analysis includes residential real estate loans with an outstanding balance in excess of $1 million and non-homogeneous loans, such as commercial real estate, real estate construction, and commercial business loans. The following definitions for the credit risk ratings are used for such loans:

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

Loans not meeting the criteria described above are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of March 31, 2012 and December 31, 2011:

	Commercial Real Estate	Real Estate Construction	Commercial Business	One- to Four- Family	Total
	(In thousands)
March 31, 2012:
Pass	$76,453	$46,185	$29,679	$16,881	$169,198
Special Mention	—	340	1,883	—	2,223
Substandard	9,635	7,357	5,819	—	22,811
Doubtful	—	—	—	—	—

	$86,088	$53,882	$37,381	$16,881	$194,232

December 31, 2011:
Pass	$71,369	$39,870	$28,810	$16,651	$156,700
Special Mention	1,210	340	81	—	1,631
Substandard	15,071	7,918	7,757	3,333	34,079
Doubtful	—	—	—	—	—

	$87,650	$48,128	$36,648	$19,984	$192,410

The Company classifies residential real estate loans that are not analyzed individually for impairment (less than $1 million) as prime or subprime. The Company defines a subprime residential real estate loan as any loan to a borrower who has no credit score or a credit score of less than 661 along with at least one of the following at the time of funding:

•	Two or more 30 day delinquencies in the past 12 months;

•	One or more 60 day delinquencies in the past 24 months;

•	Bankruptcy filing within the past 60 months;

•	Judgment or unpaid charge-off of $500,000 or more in the last 24 months; and

•	Foreclosure or repossession in the past 24 months.

All other residential real estate loans not individually analyzed for impairment are classified as prime.

The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of March 31, 2012 and December 31, 2011:

	One- to Four- Family	Home Equity	Total
	(In thousands)
March 31, 2012:
Prime	$220,372	$20,182	$240,554
Subprime	38,389	505	38,894

	$258,761	$20,687	$279,448

December 31, 2011:
Prime	$211,522	$21,557	$233,079
Subprime	38,920	517	39,437

	$250,442	$22,074	$272,516

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a subprime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of March 31, 2012 and December 31, 2011:

Risk Tier	Credit Score	Automobile, indirect	Automobile, direct	Other consumer	Total
	(In thousands)
March 31, 2012:
A	720+	$88,419	$17,729	$12,829	$118,977
B	690–719	44,764	3,066	2,198	50,028
C	660–689	35,819	1,810	1,393	39,022
D	659 and under	32,513	1,677	524	34,714

		$201,515	$24,282	$16,944	$242,741

December 31, 2011:
A	720+	$72,745	$17,098	$13,205	$103,048
B	690–719	42,386	2,747	2,207	47,340
C	660–689	34,878	1,833	1,376	38,087
D	659 and under	34,084	1,638	566	36,288

		$184,093	$23,316	$17,354	$224,763

The following table presents the activity in the allowance for loan losses by portfolio segment based on impairment method for the three months ended March 31, 2012 and 2011:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
March 31, 2012:
Allowance for loan losses:
Beginning balance	$1,268	$3,443	$3,197	$7,908
Charge-offs	(63)	(955)	(707)	(1,725)
Recoveries of loans previously charged-off	17	25	108	150
Provision for loan losses	(97)	818	679	1,400

Ending balance	$1,125	$3,331	$3,277	$7,733

Ending balance attributable to loans:
Individually evaluated for impairment	$—	$1,183	$—	$1,183
Collectively evaluated for impairment	1,125	2,148	3,277	6,550

Total ending balance	$1,125	$3,331	$3,277	$7,733

March 31, 2011:
Allowance for loan losses:
Beginning balance	$1,365	$4,901	$2,666	$8,932
Charge-offs	(22)	—	(624)	(646)
Recoveries of loans previously charged-off	—	39	105	144
Provision for loan losses	(38)	(127)	565	400

Ending balance	$1,305	$4,813	$2,712	$8,830

Ending balance attributable to loans:
Individually evaluated for impairment	$131	$2,201	$—	$2,332
Collectively evaluated for impairment	1,174	2,612	2,712	6,498

Total ending balance	$1,305	$4,813	$2,712	$8,830

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company’s recorded investment in loans as of March 31, 2012, December 31, 2011, and March 31, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
March 31, 2012:
Loans individually evaluated for impairment	$8,312	$16,698	$533	$25,543
Loans collectively evaluated for impairment	288,017	160,653	242,208	690,878

Total ending balance	$296,329	$177,351	$242,741	$716,421

December 31, 2011:
Loans individually evaluated for impairment	$9,135	$23,158	$577	$32,870
Loans collectively evaluated for impairment	283,365	149,268	224,186	656,819

Total ending balance	$292,500	$172,426	$224,763	$689,689

March 31, 2011:
Loans individually evaluated for impairment	$8,574	$27,282	$656	$36,512
Loans collectively evaluated for impairment	282,125	146,063	200,967	629,155

Total ending balance	$290,699	$173,345	$201,623	$665,667

A loan is considered a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in the interest rate at less than a current market rate of interest or an extension of a loan’s stated maturity date. Loans classified as TDRs are designated as impaired.

A summary of the Company’s loans classified as TDRs at March 31, 2012 and December 31, 2011 is presented below:

	March 31, 2012	December 31, 2011
	(In thousands)
TDR
Residential Real Estate	$7,648	$7,687
Commercial	13,763	20,004
Consumer	395	435

Total TDR	$21,806	$28,126
Less: TDR in non-accrual status
Residential Real Estate	$451	$—
Commercial	6,459	6,530
Consumer	—	—

Total performing TDR	$14,896	$21,596

The Company may grant concessions through a number of different restructuring methods. There was one concession granted during the three months ended March 31, 2012. The concession was an interest rate reduction for a consumer loan with a balance of $7,000, at March 31, 2012. There was no principal reduction on this loan.

For the three months ended March 31, 2012, there was one residential real estate TDR loan, with a balance of $451,000 at March 31, 2012, that had a payment default. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

Included in the impaired loans as of March 31, 2012 and December 31, 2011 were TDRs of $21.8 million and $28.1 million, respectively. The Company has allocated $315,000 and $517,000 of specific reserves to customers whose loan terms have been modified as TDRs at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, no additional funds were committed to be advanced in connection with TDRs. As of December 31, 2011, $39,000 of additional funds were committed to be advanced in connection with TDRs.

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

At March 31, 2012 and December 31, 2011, the Company had balances in non-performing assets consisting of the following:

	March 31, 2012	December 31, 2011
	(Dollar amounts in thousands)
Other real estate owned and foreclosed assets
Residential Real Estate	$1,617	$893
Commercial	5,263	5,790
Consumer	287	227

Total other real estate owned and foreclosed assets	7,167	6,910
Total non-accrual loans	10,242	9,635

Total non-performing assets	$17,409	$16,545

Non-accrual loans/Total loans	1.43%	1.40%
Non-performing assets/Total assets	1.27%	1.24%

NOTE 5 — Other Secured Borrowings

On July 24, 2007, the Company entered into a sale of securities under agreement to repurchase (“Repurchase Agreement”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreement is structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreement is treated as financing and the obligation to repurchase securities sold is included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $58.0 million in repurchase agreements outstanding at March 31, 2012 and December 31, 2011. These repurchase agreements were secured by investment securities with a fair value of $63.3 million and $64.4 million at March 31, 2012 and December 31, 2011, respectively.

Federal funds purchased are short-term borrowings that typically mature within one to 90 days. Federal funds purchased totaled $13.2 million at March 31, 2012. There were no federal funds purchased at December 31, 2011.

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

The ESOP purchased eight percent of the shares sold in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9.5 million. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561,000 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of March 31, 2012 and December 31, 2011). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.

The Company may make discretionary contributions to the ESOP in the form of debt service. Dividends received on the unallocated ESOP shares, if any, are utilized to service the debt. Shares are released for allocation to plan participants based on principal and interest payments of the note. Compensation expense is recognized based on the number of shares allocated to plan participants each year and the average market price of the stock for the current year. Released ESOP shares become outstanding for earnings per share computations.

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

As compensation expense is incurred, the unallocated ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital. Compensation expense recognized from the release of shares from the ESOP was $170,000 and $147,000 for the three months ended March 31, 2012 and 2011, respectively.

The ESOP shares as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Allocated shares	85,698	76,176
Unearned shares	866,502	876,024

Total ESOP shares	952,200	952,200

Fair value of unearned shares (in thousands)	$16,775	$13,754

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

The net periodic pension cost for the three months ended March 31, 2012 and 2011 includes the following components:

	2012	2011
	(In thousands)
Interest cost on projected benefit obligation	$64	$62
Expected return on assets	(62)	(62)
Amortization of net loss	33	16

Net periodic pension cost	$35	$16

Share-Based Compensation

At its annual meeting held May 24, 2011, the Company’s shareholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan (the “Plan”) which provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution by the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available. Share-based compensation expense for the three months ended March 31, 2012 was $183,000.

Restricted Stock

Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Shares awarded to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Shares awarded to directors vest at a rate of 33.3% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution are 476,100 at March 31, 2012, of which 118,935 shares had been issued under the Plan through March 31, 2012.

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2012 follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at January 1, 2012	118,738	$14.15
Granted	800	16.32
Vested	—	—
Forfeited	(603)	14.15

Non-vested at March 31, 2012	118,935	$14.16

As of March 31, 2012, the Company had $959,000 of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.26 years. The Company applied an estimated forfeiture rate of 28.99% to employees’ and 3.33% to directors’ shares based on the historical turnover rates.

Stock Options

Under the terms of the Plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than 10 years after the grant date. The fair market value is the last sale price as quoted on the NASDAQ Stock Market on the date of grant. All stock options granted must vest over at least three and not more than five years, subject to acceleration of vesting upon a change in control, death or disability.

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

The weighted average fair value of each stock option granted during the three months ended March 31, 2012 was $6.80. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

Risk-free interest rate	1.48%
Expected term of stock options — for officers and employees (years)	7.50
Expected term of stock options — for directors (years)	6.50
Expected stock price volatility	35.99%
Expected dividends	—%
Forfeiture rate — for officers and employees	28.99%
Forfeiture rate — for directors	3.33%

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

A summary of activity in the stock option portion of the Plan for the three months ended March 31, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2012	373,552	$14.15	9.46	$1,946
Granted	12,800	16.47	9.83	37
Exercised	—	—	—	—
Forfeited	(7,214)	14.15	9.33	(37)

Outstanding at March 31, 2012	379,138	$14.23	9.23	$1,946

Fully vested and expected to vest	229,666	$14.21	9.22	$1,184

Exercisable at March 31, 2012	—	$—	—	$—

As of March 31, 2012, the Company had $1.1 million of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.74 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of March 31, 2012.

NOTE 7 — Earnings Per Share

The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Earnings:
Net income	$803	$519

Basic shares:
Weighted average common shares outstanding	11,195,533	11,884,456
Less: Average unallocated ESOP shares	(869,676)	(907,764)

Average shares for basic earnings per share	10,325,857	10,976,692

Net income per common share, basic	$0.08	$0.05

Diluted shares:
Weighted average common shares outstanding for basic earnings per common share	10,325,857	10,976,692
Add: Dilutive effects of share-based compensation plan	26,967	—

Average shares for diluted earnings per share	10,352,824	10,976,692

Net income per common share, diluted	$0.08	$0.05

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

•

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.), or inputs that are derived principally from or corroborated by market data by correlation or other means.

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

Securities available for sale are valued at fair value on a recurring basis. The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012, Using			Total Fair Value at March 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
U. S. government sponsored mortgage-backed securities	$—	$258,667	$—	$258,667
U. S. government sponsored collateralized mortgage obligations	—	265,560	—	265,560
Other equity securities	—	5,231	—	5,231

	Fair Value Measurements at December 31, 2011 Using			Total Fair Value at December 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
U.S. government sponsored mortgage-back securities	$—	$241,676	$—	$241,676
U.S. government sponsored collateralized mortgage obligations	—	283,025	—	283,025
Other equity securities	—	5,240	—	5,240

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

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Company’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. Therefore, the Company has categorized its impaired loans as Level 3. The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Carrying value of impaired loans	$7,937	$1,869
Specific reserve	(1,056)	(1,500)

Fair Value	$6,881	$369

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are obtained through independent third-party valuations through an analysis of cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. At March 31, 2012 and December 31, 2011, the Company’s mortgage servicing rights were recorded at $1.1 million.

Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned. Other real estate owned is carried at fair value less estimated selling costs (as determined by independent appraisal) within Level 3 of the fair value hierarchy. At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. The fair value is reviewed periodically and subsequent write downs are recorded accordingly. The following table represents other real estate owned that was remeasured and reported at fair value as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
	(In thousands)
Carrying value of other real estate owned prior to remeasurement	$6,232	$17,725
Less: charge-offs recognized in the allowance for loan losses at initial acquisition	(122)	(274)
Less: subsequent write-downs included in net loss on write-down of other real estate owned	(240)	(2,479)
Less: sales of other real estate owned	(352)	(8,669)

Carrying value of remeasured other real estate owned at end of period	$5,518	$6,303

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

Other investments: The carrying amount for other investments, which consists primarily of Federal Home Loan Bank stock, approximates fair values.

OmniAmerican Bancorp, Inc. and Subsidiary

Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Loans held for sale: The carrying amount for loans held for sale approximates fair values.

Loans: The estimated fair value for all fixed rate loans is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The estimated fair value for variable rate loans is the carrying amount. The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and, accordingly, delinquent loans have been disregarded in the valuation methodologies employed. While these methodologies are permitted under GAAP, they are not based on the exit price concept of the fair value required under ASC Topic 820.

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

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2012 and December 31, 2011 were summarized as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$15,643	$15,643	$21,158	$21,158
Level 2 inputs:
Securities available for sale	529,458	529,458	529,941	529,941
Other investments	14,087	14,087	13,465	13,465
Loans held for sale	667	667	2,418	2,418
Accrued interest receivable	3,874	3,874	4,003	4,003
Level 3 inputs:
Loans, net	711,047	732,353	683,491	702,509
Mortgage servicing rights	1,087	1,087	1,057	1,057
Financial liabilities:
Level 2 inputs:
Federal Home Loan Bank advances	$252,000	$254,107	$262,000	$263,760
Other secured borrowings	13,200	13,200	—	—
Accrued interest payable	983	983	986	986
Level 3 inputs:
Deposits	831,793	836,064	807,634	811,900
Other secured borrowings	58,000	58,882	58,000	59,376
Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	inability of borrowers and/or third-party providers to perform their obligations to us;

•	the effect of developments in the secondary market affecting our loan pricing;

•	changes in our organization, compensation, and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	changes resulting from intense compliance and regulatory cost associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

General

OmniAmerican Bancorp, Inc. (referred to herein as “we,” “us,” “our,” or the “Company”) is the Maryland corporation that owns all of the outstanding shares of common stock of OmniAmerican Bank (the “Bank”) following the January 20, 2010 completion of the mutual-to-stock conversion of the Bank and initial public stock offering of OmniAmerican Bancorp, Inc. OmniAmerican Bancorp, Inc. has no significant assets other than all of the outstanding shares of common stock of the Bank and the net proceeds that we retained in connection with the offering.

The Bank is a federally chartered savings bank headquartered in Fort Worth, Texas. The Bank was originally chartered in 1956 as a federal credit union serving the active and retired military personnel of Carswell Air Force Base. The Bank converted from a Texas credit union charter to a federal mutual savings bank charter on January 1, 2006. The objective of the charter conversion was to convert to a savings bank charter in order to carry out our business strategy of broadening our banking services into residential real estate and commercial lending, selling loans, and servicing loans for others. Broadening the services offered has allowed the Bank to better serve the needs of its customers and the local community.

Our principal business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans (automobile loans referred to us by automobile dealerships), and to a lesser extent, commercial real estate, real estate construction, commercial business, and direct automobile loans. Since we completed our conversion from a credit union to a savings bank, we have increased our residential real estate, real estate construction, commercial real estate and commercial business lending while deemphasizing our consumer lending activities. Loans are originated from our main office in Fort Worth, Texas, and from our branch network in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. We retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential mortgage loans with terms of 15 years or less. We generally sell the long-term, fixed-rate one- to four-family residential mortgage loans (terms greater than 15 years) that we originate either to the Federal National Mortgage Association on a servicing-retained basis or into the secondary mortgage market on a servicing-released basis, in order to generate fee income and for interest rate risk management purposes.

In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations, and to a lesser extent municipal obligations, agency bonds, and equity securities. At March 31, 2012, our investment securities portfolio had an amortized cost of $516.8 million.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Assets. Total assets increased $29.4 million, or 2.2%, to $1.37 billion at March 31, 2012 from $1.34 billion at December 31, 2011. The increase was primarily the result of increases in loans, net of the allowance for loan losses and deferred fees and discounts, of $27.5 million and bank-owned life insurance of $10.2 million, partially offset by decreases in total cash and cash equivalents of $5.6 million and loans held for sale of $1.8 million.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $5.6 million, or 26.4%, to $15.6 million at March 31, 2012 from $21.2 million at December 31, 2011. The decrease in total cash and cash equivalents reflects $85.8 million in cash used to originate loans and $31.1 million in cash used to purchase securities classified as available for sale. These decreases were partially offset by increases of $51.3 million in cash received from loan principal repayments, $31.0 million of proceeds from principal repayments and maturities of securities, $24.2 million in cash from the net increase in deposits, and $8.2 million of proceeds from the sales of loans. The sales of loans consisted of longer term (greater than 15 years) one- to four-family residential real estate loans during the three months ended March 31, 2012.

Securities. Securities classified as available for sale decreased $483,000, or less than 0.1%, to $529.5 million at March 31, 2012 from $529.9 million at December 31, 2011. The decrease in securities classified as available for sale reflected principal repayments and maturities totaling $31.0 million and amortization of net premiums on investments of $1.2 million. The decrease was partially offset by purchases of $31.1 million during the three months ended March 31, 2012. At March 31, 2012, securities classified as available for sale consisted primarily of government sponsored mortgage-backed securities, government sponsored collateralized mortgage obligations, and other equity securities.

Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, increased $27.5 million, or 4.0%, to $711.0 million at March 31, 2012 from $683.5 million at December 31, 2011, as our focus on lending services and the addition of seasoned lenders to our staff enhanced our ability to produce high quality lending relationships. Automobile loans (consisting of direct and indirect loans) increased $18.4 million, or 8.9%, to $225.8 million at March 31, 2012 from $207.4 million at December 31, 2011, related primarily to our refocused sales initiatives and competitive rate structure. Real estate construction loans increased $5.8 million, or 12.1%, to $53.9 million at March 31, 2012 from $48.1 million at December 31, 2011, as new construction borrowing demand increased in our market area. One- to four-family residential real estate loans increased $5.2 million, or 1.9%, to $275.6 million at March 31, 2012 from $270.4 million at December 31, 2011. The increase in one- to four-family residential real estate loans was primarily due to an increase in refinancing demand resulting from lower mortgage interest rates. Commercial real estate loans decreased $1.6 million, or 1.8%, to $86.1 million at March 31, 2012 from $87.7 million at December 31, 2011 and home equity loans decreased $1.4 million, or 6.3%, to $20.7 million at March 31, 2012 from $22.1 million at December 31, 2011, as these loans are maturing and paying off. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while limiting the potential for risk of loss.

Allowance for Loan Losses. The allowance for loan losses decreased $175,000, or 2.2%, to $7.7 million at March 31, 2012 from $7.9 million at December 31, 2011. The allowance for loan losses represented 1.08% and 1.15% of total loans at March 31, 2012 and December 31, 2011, respectively. The decreases in the allowance for loan losses attributable to real estate construction and one- to four-family loans were partially offset by the increase in the allowance for loan losses related to commercial business loans. Included in the allowance for loan losses at March 31, 2012 were specific reserves of $1.2 million related to five impaired loans with balances totaling $8.1 million. Impaired loans with balances totaling $17.4 million did not require specific reserves at March 31, 2012. The allowance for loan losses at December 31, 2011 included specific reserves of $1.4 million related to four impaired loans with balances totaling $11.2 million. Impaired loans with balances totaling $21.7 million did not require specific reserves at December 31, 2011. The balance of unimpaired loans increased $34.1 million, or 5.2%, to $690.9 million at March 31, 2012 from $656.8 million at December 31, 2011. The allowance for loan losses related to unimpaired loans increased $8,000, or 0.1%, to $6.6 million at March 31, 2012 from $6.5 million at December 31, 2011.

The significant changes in the amount of the allowance for loan losses during the three months ended March 31, 2012 related to: (i) a $161,000 decrease in the allowance for loan losses attributable to real estate construction loans primarily due to the decrease in the specific reserve of $202,000, related to one impaired loan, reflecting the sale of two condominium units and an additional principal payment in the three months ended March 31, 2012; and (ii) a $131,000 decrease in the specific reserve of a one- to four-family real estate loan due to principal repayments. Management also considered local economic factors and unemployment as well as the higher risk profile of commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.

Bank-Owned Life Insurance. Bank-owned life insurance increased $10.2 million, or 48.6%, to $31.2 million at March 31, 2012 from $21.0 million at December 31, 2011. The increase in bank-owned life insurance reflects purchases of $10.0 million of life insurance policies on certain key employees to help offset cost associated with the Company’s compensation and benefits programs and to generate competitive investment yields.

Deposits. Deposits increased $24.2 million, or 3.0%, to $831.8 million at March 31, 2012 from $807.6 million at December 31, 2011. The increase in deposits was primarily attributable to increases in interest-bearing demand accounts, non-interest bearing demand accounts, money market accounts, and savings accounts, partially offset by a decrease in certificates of deposits. Interest-bearing demand accounts increased $10.0 million, or 7.4%, to $145.8 million at March 31, 2012 from $135.8 million at December 31, 2011. Noninterest-bearing demand accounts increased $8.5 million, or 25.5%, to $41.8 million at March 31, 2012 from $33.3 million at December 31, 2011. Money market accounts increased $7.1 million, or 4.7%, to $158.5 million at March 31, 2012 from $151.4 million at December 31, 2011. Savings accounts increased $7.0 million, or 4.2%, to $175.4 million at March 31, 2012 from $168.4 million at December 31, 2011. Certificates of deposit decreased $8.4 million, or 2.6%, to $310.3 million at March 31, 2012 from $318.7 million at December 31, 2011. The decrease in certificates of deposits resulted from certificates of deposit that matured and were not renewed.

Borrowings. Federal Home Loan Bank advances decreased $10.0 million, or 3.8%, to $252.0 million at March 31, 2012 from $262.0 million at December 31, 2011. The $10.0 million decrease in Federal Home Loan Bank advances was attributable to scheduled maturities of $95.0 million, partially offset by advances of $85.0 million during the three months ended March 31, 2012. Other secured borrowings increased $13.2 million, or 22.8%, to $71.2 million at March 31, 2012 from $58.0 million at December 31, 2011, due to $13.2 million in federal funds purchased at March 31, 2012.

Stockholders’ Equity. At March 31, 2012, our stockholders’ equity was $200.6 million, an increase of $1.6 million, or 0.8%, from $199.0 million at December 31, 2011. This increase was primarily attributable to net income of $803,000 for the three months ended March 31, 2012, an increase of $414,000 in accumulated other comprehensive income to $6.3 million at March 31, 2012 compared to $5.9 million at December 31, 2011, the amortization of $183,000 of share-based compensation, and $170,000 of ESOP compensation expense.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. Net income increased $284,000, or 54.7%, to $803,000 for the three months ended March 31, 2012 from $519,000 for the prior year period. The increase in net income for the three months ended March 31, 2012 reflected a decrease in noninterest expense of $779,000, an increase in net interest income of $369,000, and an increase in noninterest income of $335,000, partially offset by an increase in the provision for loan losses of $1.0 million and an increase in income tax expense of $199,000.

Interest Income. Interest income increased $265,000, or 2.1%, to $13.1 million for the three months ended March 31, 2012 from $12.8 million for the three months ended March 31, 2011. The increase resulted from a $200.3 million, or 19.1%, increase in the average balance of interest-earning assets to $1.25 billion for the three months ended March 31, 2012 from $1.05 billion for the three months ended March 31, 2011. Partially offsetting the increase in the average balance of interest-earning assets was a decrease of 70 basis points in our average yield on interest-earning assets to 4.18% for the three months ended March 31, 2012 from 4.88% for the three months ended March 31, 2011. The decrease in our average yield on interest-earning assets during the three months ended March 31, 2012 as compared to the prior year period was due to the sustained low short-term market interest rate environment.

Interest income on loans decreased $432,000, or 4.3%, to $9.7 million for the three months ended March 31, 2012 from $10.1 million for the three months ended March 31, 2011. The decrease resulted primarily from a decrease in the average yield on our loan portfolio of 58 basis points to 5.49% for the three months ended March 31, 2012 from 6.07% for the three months ended March 31, 2011, partially offset by an increase the average balance of loans of $38.9 million, or 5.8%, to $704.6 million for the three months ended March 31, 2012 from $665.7 million for the three months ended March 31, 2011.

Interest income on investment securities increased $697,000, or 25.8%, to $3.4 million for the three months ended March 31, 2012 from $2.7 million for the three months ended March 31, 2011. The increase resulted primarily from a $171.2 million, or 48.8%, increase in the average balance of our securities portfolio to $522.3 million for the three months ended March 31, 2012 from $351.1 million for the three months ended March 31, 2011, due to purchases of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations. Partially offsetting the increase in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio of 48 basis points to 2.57% for the three months ended March 31, 2012 from 3.05% for the three months ended March 31, 2011.

Interest Expense. Interest expense decreased by $104,000, or 3.3%, to $3.1 million for the three months ended March 31, 2012 from $3.2 million for the three months ended March 31, 2011. The decrease resulted primarily from a decrease in interest expense on deposits of $314,000, partially offset by an increase in interest expense on borrowed funds of $210,000. The decrease in interest expense on deposits resulted primarily from a decrease in the average rate we paid on deposits. The average rate we paid on deposits decreased 23 basis points to 0.87% for the three months ended March 31, 2012 from 1.10% for the three months ended March 31, 2011. The average balance of deposits increased primarily due to increases in the average balance of interest-bearing demand accounts and money market accounts, partially offset by decreases in the average balance of savings accounts and certificates of deposits.

Interest expense on certificates of deposit decreased $183,000, or 11.4%, to $1.5 million for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011. The average balance of certificates of deposit decreased $23.7 million, or 7.0%, to $314.7 million for the three months ended March 31, 2012 from $338.4 million for the three months ended March 31, 2011. In addition, the average rate paid on certificates of deposit decreased 9 basis points to 1.85% for the three months ended March 31, 2012 from 1.94% for the three months ended March 31, 2011, reflecting the continuing low market interest rate environment.

Interest expense on borrowed funds increased by $210,000, or 17.5%, to $1.4 million for the three months ended March 31, 2012 from $1.2 million for the prior year period, primarily due to a $173.1 million, or 197.4%, increase in the average balance of Federal Home Loan Bank advances to $260.8 million for the three months ended March 31, 2012 from $87.7 million for the three months ended March 31, 2011. Partially offsetting the increase in the average balance of Federal Home Loan Bank advances was a decrease in the average rate paid on borrowed funds of 154 basis points to 1.74% for the three months ended March 31, 2012 from 3.28% for the three months ended March 31, 2011.

Net Interest Income. Net interest income increased by $369,000, or 3.8%, to $10.0 million for the three months ended March 31, 2012 from $9.6 million for the prior year period. Our interest rate spread decreased 37 basis points to 3.05% for the three months ended March 31, 2012 from 3.42% for the three months ended March 31, 2011. Our net interest margin decreased 46 basis points to 3.20% for the three months ended March 31, 2012 from 3.66% for the three months ended March 31, 2011. These decreases in the interest rate spread and the net interest margin resulted primarily from a change in the asset composition. The securities portfolio represented 41.8% of our total interest-earning assets for the three months ended March 31, 2012, compared to 33.5% for the three months ended March 31, 2011, while the loan portfolio represented 56.4% of our total interest-earning assets for the three months ended March 31, 2012, compared to 63.5% for the three months ended March 31, 2011. The average yield on our securities portfolio was 2.57% for the three months ended March 31, 2012 and the average yield on our loan portfolio was 5.49% for the three months ended March 31, 2012. The average yield of the securities portfolio was 292 basis points less than the average yield of the loan portfolio, therefore as our securities portfolio increased in relation to our loan portfolio, the combined interest yield decreased.

Provision for Loan Losses. We recorded a provision for loan losses of $1.4 million for the three months ended March 31, 2012 compared to a provision for loan losses of $400,000 for the three months ended March 31, 2011. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. Net charge-offs increased $1.1 million to $1.6 million for the three months ended March 31, 2012 from $502,000 for the three months ended March 31, 2011. Net charge-offs as a percentage of average loans outstanding was 0.89% for the three months ended March 31, 2012 compared to 0.30% for the three months ended March 31, 2011. The allowance for loan losses to total loans receivable decreased to 1.08% at March 31, 2012 from 1.33% at March 31, 2011. Total loans increased $50.7 million, or 7.6%, to $716.4 million at March 31, 2012 from $665.7 million at March 31, 2011.

Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either March 31, 2012 or March 31, 2011. At March 31, 2012, non-performing loans totaled $10.2 million, or 1.43% of total loans, compared to $9.4 million, or 1.41% of total loans, at March 31, 2011. The allowance for loan losses as a percentage of non-performing loans decreased to 75.50% at March 31, 2012 from 94.29% at March 31, 2011.

Noninterest Income. Noninterest income increased $335,000, or 10.8%, to $3.5 million for the three months ended March 31, 2012 from $3.1 million for the three months ended March 31, 2011. The increase was primarily attributable to a $224,000 increase in commissions, reflecting an increase in the sales of investment products, and a $146,000 increase in net gains on the sales of loans, resulting primarily from improvements in the pricing of one- to four-family residential mortgage loans sold in the secondary market. Partially offsetting these increases in noninterest income was a $109,000 decrease in other income, primarily due to a decrease in net earnings from the lease of our headquarters building resulting from an increase in the vacancy rate and higher building repairs costs.

Noninterest Expense. Noninterest expense decreased $779,000, or 6.7%, to $10.9 million for the three months ended March 31, 2012 from $11.7 million for the three months ended March 31, 2011. The decrease was primarily attributable to a $316,000 decrease in depreciation of furniture, software, and equipment, a $163,000 decrease in net loss on the write-down of other real estate owned, a $146,000 decrease in other operations expense, an $85,000 decrease in professional and outside services, and an $84,000 decrease in marketing expense, partially offset by a $148,000 increase in salaries and benefits expense. The decrease in depreciation of furniture, software, and equipment is primarily attributable to certain assets being fully depreciated. The decrease in net loss on the write-down of other real estate owned is primarily due to two properties that were written down in the three months ended March 31, 2011 for a total of $403,000. In the three months ended March 31, 2012, four properties were written down for a total of $240,000. The decrease in other operations expense is primarily due to reductions in costs related to conferences and insurance. The decrease in marketing expense is primarily due to a rewards program that was offered during the three months ended March 31, 2011 that was not offered during the three months ended March 31, 2012. The decrease in professional and outside services expense is primarily due to expenses incurred during the three months ended March 31, 2011 for professional services related to internal training and internal audit that was outsourced. The increase in salaries and benefits expense is primarily due to annual salary increases implemented at the beginning of 2012, expenses related to our equity incentive plan implemented in June 2011, and higher commission expense reflecting an increase in one- to four-family residential real estate loan originations.

Income Tax Expense. Income tax expense was $377,000 for the three months ended March 31, 2012 compared to $178,000 for the same period in 2011. Our effective tax rate increased to 31.9% for the three months ended March 31, 2012 from 25.5% for the three months ended March 31, 2011 primarily due to an increase in the nondeductible expenses related to the ESOP compensation.

Analysis of Net Interest Income — Three Months Ended March 31, 2012 and 2011

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

	For the Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$704,648	$9,673	5.49%	$665,652	$10,105	6.07%
Investment securities available for sale	522,257	3,358	2.57	351,119	2,673	3.05
Cash and cash equivalents	8,329	6	0.29	27,402	10	0.15
Other	14,006	19	0.54	4,735	3	0.25

Total interest-earning assets	1,249,240	13,056	4.18	1,048,908	12,791	4.88
Noninterest-earning assets	93,272			105,944

Total assets	$1,342,512			$1,154,852

Interest-bearing liabilities:
Interest-bearing demand	$132,352	$31	0.09%	$75,769	$50	0.26%
Savings accounts	168,945	68	0.16	210,217	166	0.32
Money market accounts	154,276	114	0.30	101,059	128	0.51
Certificates of deposit	314,709	1,459	1.85	338,358	1,642	1.94

Total interest-bearing deposits	770,282	1,672	0.87	725,403	1,986	1.10
Federal Home Loan Bank advances	260,846	670	1.03	87,733	470	2.14
Other secured borrowings	62,473	735	4.71	58,094	725	4.99

Total interest-bearing liabilities	1,093,601	3,077	1.13	871,230	3,181	1.46
Noninterest-bearing liabilities(2)	48,778			84,451

Total liabilities	1,142,379			955,681
Equity	200,133			199,171

Total liabilities and equity	$1,342,512			$1,154,852

Net interest income		$9,979			$9,610

Interest rate spread (3)			3.05%			3.42%
Net interest-earning assets (4)	$155,639			$177,678

Net interest margin (5)			3.20%			3.66%
Average interest-earning assets to interest-bearing liabilities	114.23%			120.39%

(1)	Annualized.
(2)	Includes noninterest-bearing deposits.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$592	$(1,024)	$(432)
Investment securities available for sale	1,303	(618)	685
Cash and cash equivalents	(7)	3	(4)
Other	6	10	16

Total interest-earning assets	$1,894	$(1,629)	$265

Interest-bearing liabilities:
Interest-bearing demand	$37	$(56)	$(19)
Savings accounts	(33)	(65)	(98)
Money market accounts	67	(81)	(14)
Certificates of deposit	(115)	(68)	(183)

Total interest-bearing deposits	(44)	(270)	(314)
Federal Home Loan Bank advances	927	(727)	200
Other secured borrowings	55	(45)	10

Total interest-bearing liabilities	$938	$(1,042)	$(104)

Change in net interest income	$956	$(587)	$369

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $15.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $529.5 million at March 31, 2012. On that date, we had $252.0 million in Federal Home Loan Bank advances and $13.2 million in federal funds purchased from the Federal Home Loan Bank outstanding, with the ability to borrow an additional $390.7 million.

Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.

At March 31, 2012, we had $64.1 million in commitments to extend credit. Included in these commitments to extend credit were $53.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2012 totalled $150.1 million, or 18.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Generally, our primary investing activity is originating loans. During the three months ended March 31, 2012, we originated $85.8 million of loans. In addition, we purchased $31.1 million of securities classified as available for sale during the three months ended March 31, 2012.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Total deposits increased $24.2 million for the three months ended March 31, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we may utilize our borrowing agreements with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $10.0 million for the three months ended March 31, 2012. At March 31, 2012, we had the ability to borrow up to $655.9 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $55.0 million in federal funds lines with other financial institutions at March 31, 2012. We also have a line of credit with the Federal Reserve Bank of Dallas which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At March 31, 2012, the borrowing limit for this line of credit was $198.4 million.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at March 31, 2012 and December 31, 2011.

			Minimum For Capital		Minimum To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated as of March 31, 2012
Total risk-based capital to risk-weighted assets	$197,426	25.16%	$62,778	8.00%	$78,473	10.00%
Tier I risk-based capital to risk-weighted assets	189,298	24.13%	31,389	4.00%	47,084	6.00%
Tier I (Core) capital to adjusted total assets	189,298	13.91%	53,500	4.00%	66,876	5.00%
OmniAmerican Bank as of March 31, 2012
Total risk-based capital to risk-weighted assets	$179,362	22.86%	$62,786	8.00%	$78,483	10.00%
Tier I risk-based capital to risk-weighted assets	171,233	21.82%	31,393	4.00%	47,090	6.00%
Tier I (Core) capital to adjusted total assets	171,233	12.58%	53,508	4.00%	66,876	5.00%
Consolidated as of December 31, 2011
Total risk-based capital to risk-weighted assets	$195,823	24.86%	$63,012	8.00%	$78,766	10.00%
Tier I risk-based capital to risk-weighted assets	187,915	23.86%	31,506	4.00%	47,259	6.00%
Tier I (Core) capital to adjusted total assets	187,915	14.18%	53,024	4.00%	66,280	5.00%
OmniAmerican Bank as of December 31, 2011
Total risk-based capital to risk-weighted assets	$177,482	22.53%	$63,015	8.00%	$78,768	10.00%
Tier I risk-based capital to risk-weighted assets	169,574	21.53%	31,507	4.00%	47,261	6.00%
Tier I (Core) capital to adjusted total assets	169,574	12.79%	53,028	4.00%	66,285	5.00%

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at March 31, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$226,000	$79,000	$5,000	$—	$310,000
Operating leases	486	886	655	1,085	3,112
Certificates of deposit	150,074	128,887	31,368	1	310,330

Total contractual obligations	$376,560	$208,773	$37,023	$1,086	$623,442

Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$10,623	$—	$—	$—	$10,623
Unused lines of credit (2)	—	—	—	—	53,454

Total loan commitments	$10,623	$—	$—	$—	$64,077

Total contractual obligations and loan commitments	$387,183	$208,773	$37,023	$1,086	$687,519

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.
(2)	Because lines of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity, and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

Net Portfolio Value. We currently use a net portfolio value (“NPV”) analysis to monitor our level of interest rate risk. This analysis measures interest rate risk by capturing changes in the net portfolio value of our cash flows from assets, liabilities, and off-balance sheet items, based on a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in the United States Treasury yield curve with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The table below sets forth, as of March 31, 2012, our calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at March 31, 2012:

At March 31, 2012
				NPV as a Percentage of
				Present Value of Assets(3)		Net Interest Income
							Increase (Decrease) in
Change in		Estimated Increase			Increase	Estimated	Estimated Net Interest
Interest Rates	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)
+300	$178,134	$(58,560)	(24.74)%	13.21%	(338)	$39,459	$(3,932)	(9.06)%
+200	200,289	(36,405)	(15.38)%	14.55%	(204)	41,595	(1,796)	(4.14)%
+100	220,831	(15,863)	(6.70)%	15.73%	(86)	43,212	(179)	(0.41)%
—	236,694	—	—	16.59%	—	43,391	—	—
-100	238,906	2,212	0.93%	16.65%	6	35,585	(7,806)	(17.99)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2012, in the event of a 200 basis point increase in interest rates, we would experience an 15.38% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.93% increase in net portfolio value.

Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates. As of March 31, 2012, using our internal interest rate risk model, we estimated that our net interest income for the three months ended March 31, 2012 would decrease by 4.14% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 17.99% in the event of an instantaneous 100 basis point decrease in market interest rates.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In August 2011, the Chapter 11 Trustee for Taylor, Bean & Whitaker filed a complaint against the Company seeking to recover payments totaling $1.5 million made by Taylor, Bean & Whitaker to the Company as allegedly preferential transfers paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Taylor, Bean & Whitaker. The Company asserted that the payments did not constitute preferences and engaged outside legal counsel to assist in the matter. On February 29, 2012, a final agreement was reached to settle the complaint for $95,000.

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

There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 2, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Cost Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
January 1, 2012 through January 31, 2012	—	$—	—	453,969
February 1, 2012 through February 29, 2012	—	—	—	453,969
March 1, 2012 through March 31, 2012	1,500	17.79	1,500	452,469

Total	1,500	$17.79	1,500	452,469

(1)	On September 1, 2011, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to 565,369 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIAMERICAN BANCORP, INC. (Registrant)

Date: May 4, 2012	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: May 4, 2012	/s/ Deborah B. Wilkinson
Deborah B. Wilkinson
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Tim Carter, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Tim Carter, President and Chief Executive Officer, and Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Interactive Data File

+	As provided in rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934