Form 10-Q
period 2012-06-30
OmniAmerican Bancorp, Inc.
filed 2012-08-03
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
There were 11,277,134 shares of Common Stock, par value $0.01 per share, issued and outstanding as of August 3, 2012.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$17,959	$16,308
Short-term interest-earning deposits in other financial institutions	1,710	4,850
Total cash and cash equivalents	19,669	21,158
Investments:
Securities available for sale (Amortized cost of $455,227 on June 30, 2012 and $517,864 on December 31, 2011)	468,038	529,941
Other	14,908	13,465
Loans held for sale	476	2,418
Loans, net of deferred fees and discounts	754,713	691,399
Less allowance for loan losses	(7,156)	(7,908)
Loans, net	747,557	683,491
Premises and equipment, net	43,700	44,943
Bank-owned life insurance	31,553	21,016
Other real estate owned	6,493	6,683
Mortgage servicing rights	857	1,057
Deferred tax asset, net	969	2,238
Accrued interest receivable	3,648	4,003
Other assets	6,542	6,301
Total assets	$1,344,410	$1,336,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$39,897	$33,261
Interest-bearing	774,485	774,373
Total deposits	814,382	807,634
Federal Home Loan Bank advances	254,500	262,000
Other secured borrowings	62,500	58,000
Accrued expenses and other liabilities	11,034	10,056
Total liabilities	1,142,416	1,137,690
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,277,134 shares issued and outstanding at June 30, 2012 and 11,314,713 shares issued and outstanding at December 31, 2011	113	113
Additional paid-in capital	105,689	105,637
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 856,980 shares at June 30, 2012 and 876,024 shares at December 31, 2011	(8,570)	(8,760)
Retained earnings	98,422	96,179
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	8,456	7,971
Unrealized loss on pension plan, net of income taxes	(2,116)	(2,116)
Total accumulated other comprehensive income	6,340	5,855
Total stockholders’ equity	201,994	199,024
Total liabilities and stockholders’ equity	$1,344,410	$1,336,714

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$9,713	$9,785	$19,386	$19,890
Securities — taxable	3,206	4,402	6,589	7,088
Total interest income	12,919	14,187	25,975	26,978
Interest expense:
Deposits	1,579	1,862	3,251	3,848
Borrowed funds	1,445	1,542	2,850	2,737
Total interest expense	3,024	3,404	6,101	6,585
Net interest income	9,895	10,783	19,874	20,393
Provision for loan losses	—	600	1,400	1,000
Net interest income after provision for loan losses	9,895	10,183	18,474	19,393
Noninterest income:
Service charges and other fees	1,966	2,485	4,278	4,767
Net gains on sales of loans	501	10	820	183
Net gains on sales of securities available for sale	98	—	98	11
Net gains (losses) on disposition of premises and equipment	1	(5)	1	(5)
Net (losses) gains on sales of repossessed assets	(68)	—	26	22
Commissions	336	190	739	369
Increase in cash surrender value of bank-owned life insurance	318	240	537	476
Other income	188	253	325	499
Total noninterest income	3,340	3,173	6,824	6,322
Noninterest expense:
Salaries and benefits	6,040	5,663	12,167	11,642
Software and equipment maintenance	598	521	1,218	1,207
Depreciation of furniture, software, and equipment	444	737	889	1,498
FDIC insurance	213	398	424	673
Net loss on write-down of other real estate owned	492	1,109	732	1,512
Real estate owned expense	58	103	88	211
Service fees	108	126	237	249
Communications costs	271	250	539	464
Other operations expense	819	987	1,563	1,877
Occupancy	936	862	1,914	1,764
Professional and outside services	960	655	1,856	1,636
Loan servicing	87	82	161	217
Marketing	97	111	218	316
Total noninterest expense	11,123	11,604	22,006	23,266
Income before income tax expense	2,112	1,752	3,292	2,449
Income tax expense	672	535	1,049	713
Net income	$1,440	$1,217	$2,243	$1,736
Earnings per share:
Basic	$0.14	$0.11	$0.22	$0.16
Diluted	$0.14	$0.11	$0.22	$0.16
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$1,440	$1,217	$2,243	$1,736

Change in unrealized gains on securities available for sale	206	6,171	832	6,373
Reclassification of amount realized through sale of securities	(98)	—	(98)	(11)
Income tax effect	(37)	(2,098)	(249)	(2,163)
Other comprehensive income, net of income tax	71	4,073	485	4,199
Comprehensive income	$1,511	$5,290	$2,728	$5,935
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at January 1, 2012	$113	$105,637	$(8,760)	$96,179	$5,855	$199,024
ESOP shares allocated, 19,044 shares	—	175	190	—	—	365
Stock purchased and retired at cost, 42,500 shares	—	(893)	—	—	—	(893)
Share-based compensation expense	—	610	—	—	—	610
Tax benefit from the exercise of stock options and the vesting of restricted stock	—	58	—	—	—	58
Stock options exercised, 7,207 shares	—	102	—	—	—	102
Net income	—	—	—	2,243	—	2,243
Other comprehensive income	—	—	—	—	485	485
Balances at June 30, 2012	$113	$105,689	$(8,570)	$98,422	$6,340	$201,994
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,243	$1,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,735	2,303
Provision for loan losses	1,400	1,000
Amortization of net premium on investments	2,412	1,717
Amortization and impairment of mortgage servicing rights	338	56
Net gains on sales of securities available for sale	(98)	(11)
Net gains on sales of loans	(820)	(183)
Proceeds from sales of loans held for sale	20,597	4,888
Loans originated for sale	(21,197)	(4,655)
Net losses on write-down of other real estate owned	732	1,512
Net (gains) losses on disposition of premises and equipment	(1)	5
Net gains on sales of repossessed assets	(26)	(22)
Increase in cash surrender value of bank-owned life insurance	(537)	(476)
Federal Home Loan Bank stock dividends	(22)	(7)
ESOP compensation expense	365	287
Share-based compensation	610	43
Excess tax benefit from share-based compensation	(58)	—
Changes in operating assets and liabilities:
Accrued interest receivable	355	(518)
Other assets	786	307
Accrued interest payable and other liabilities	978	699
Net cash provided by operating activities	9,792	8,681
Cash flows from investing activities:
Securities available for sale:
Purchases	(31,076)	(340,815)
Proceeds from sales	26,566	71,782
Proceeds from maturities, calls and principal repayments	64,833	44,253
Purchases of other investments	(796)	(11,105)
Redemptions of other investments	6	606
Purchase of bank-owned life insurance	(10,000)	—
Net increase in loans held for investment	(65,897)	(22,112)
Proceeds from sales of loans held for investment	—	20,745
Purchases of premises and equipment	(492)	(633)
Proceeds from sales of premises and equipment	1	30
Proceeds from sales of foreclosed assets	1,435	1,192
Proceeds from sales of other real estate owned	1,124	2,798
Net cash used in investing activities	(14,296)	(233,259)
Cash flows from financing activities:
Net increase (decrease) in deposits	6,748	(5,581)
Net (decrease) increase in Federal Home Loan Bank advances	(7,500)	211,000
Net increase in other secured borrowings	4,500	10,878
Proceeds from stock options exercised	102	—
Excess tax benefit from share-based compensation	58	—
Purchase of common stock	(893)	(3,616)
Net cash provided by financing activities	3,015	212,681
Net decrease in cash and cash equivalents	(1,489)	(11,897)
Cash and cash equivalents, beginning of period	21,158	24,597
Cash and cash equivalents, end of period	$19,669	$12,700
Supplemental cash flow information:
Interest paid	$6,116	$6,463
Non-cash transactions:
Loans transferred to other real estate owned	$1,693	$659
Loans transferred to foreclosed assets	$1,469	$3,208
Loans transferred to other investments	$631	$—
Unrealized gain on securities available for sale	$832	$6,373
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012. In management’s opinion, the interim data as of June 30, 2012 and for the three- and six- month periods ended June 30, 2012 and 2011 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank, the Company’s wholly-owned subsidiary.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 3 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of June 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
U. S. government sponsored mortgage-backed securities	$231,465	$7,700	$—	$239,165
U. S. government sponsored collateralized mortgage obligations	218,762	4,834	(20)	223,576
Other equity securities	5,000	297	—	5,297
Total investment securities available for sale	$455,227	$12,831	$(20)	$468,038
December 31, 2011
U. S. government sponsored mortgage-backed securities	$235,574	$6,106	$(4)	$241,676
U. S. government sponsored collateralized mortgage obligations	277,290	5,784	(49)	283,025
Other equity securities	5,000	240	—	5,240
Total investment securities available for sale	$517,864	$12,130	$(53)	$529,941
Investment securities available for sale with gross unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2012
U. S. government sponsored collateralized mortgage obligations	$4,243	$(20)	$—	$—	$4,243	$(20)
	$4,243	$(20)	$—	$—	$4,243	$(20)
December 31, 2011
U. S. government sponsored mortgage-backed securities	$5,148	$(4)	$—	$—	$5,148	$(4)
U. S. government sponsored collateralized mortgage obligations	14,542	(39)	944	(10)	15,486	(49)
	$19,690	$(43)	$944	$(10)	$20,634	$(53)
At June 30, 2012, the Company owned 182 investment securities of which two had unrealized losses. At December 31, 2011, the Company owned 204 investment securities of which 11 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on June 30, 2012 and December 31, 2011, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The amortized cost and fair value of securities available for sale by contractual maturity at June 30, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due from one to five years	207	209
Due from five to ten years	8,360	8,895
Due after ten years	441,660	453,637
Equity securities	5,000	5,297
Total	$455,227	$468,038
Investment securities with an amortized cost of $391.0 million and $451.0 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with a fair value of $62.5 million and $64.4 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure other borrowings.
Sales activity of securities available for sale for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds from sales of investment securities	$26,566	$—	$26,566	$71,782
Gross gains from sales of investment securities	98	—	98	2,922
Gross losses from sales of investment securities	—	—	—	(2,911)
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	June 30, 2012	December 31, 2011
	(In thousands)
Residential Real Estate Loans:
One- to four-family	$276,173	$270,426
Home equity	20,775	22,074
Total residential real estate loans	296,948	292,500
Commercial Loans:
Commercial real estate	83,172	87,650
Real estate construction	59,965	48,128
Commercial business	46,307	36,648
Total commercial loans	189,444	172,426
Consumer Loans:
Automobile, indirect	222,220	184,093
Automobile, direct	25,527	23,316
Other consumer	17,675	17,354
Total consumer loans	265,422	224,763
Total loans	751,814	689,689
Plus (less):
Deferred fees and discounts	2,899	1,710
Allowance for loan losses	(7,156)	(7,908)
Total loans receivable, net	$747,557	$683,491
The Company originates one- to four-family residential real estate loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“FNMA”). Residential real estate loans serviced for FNMA are not included as assets on the consolidated balance sheets. The following table presents loans sold and serviced as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Principal balances of the loans sold and serviced for FNMA	$133,473	$132,721
Mortgage servicing rights associated with the mortgage loans serviced for FNMA	857	1,057

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents loans identified as impaired by class of loans as of June 30, 2012 and December 31, 2011:

	Recorded Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Interest Income Recognized
	(In thousands)
June 30, 2012
With no related allowance recorded:
One- to four-family	$7,705	$7,705	$—	$8,114	$132
Home equity	32	32	—	66	1
Commercial real estate	6,542	6,542	—	7,634	62
Real estate construction	—	—	—	348	—
Commercial business	1,133	1,133	—	1,671	22
Automobile, indirect	460	460	—	473	11
Automobile, direct	58	58	—	68	3
Other consumer	4	4	—	4	—
Impaired loans with no related allowance recorded	15,934	15,934	—	18,378	231
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	6,000	6,000	316	6,507	66
Commercial business	1,129	1,129	515	1,206	13
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	7,129	7,129	831	7,713	79
Total	$23,063	$23,063	$831	$26,091	$310

December 31, 2011
With no related allowance recorded:
One- to four-family	$5,706	$5,706	$—	$5,873	$222
Home equity	236	236	—	298	3
Commercial real estate	11,882	11,882	—	12,508	243
Real estate construction	766	766	—	1,549	24
Commercial business	2,545	2,545	—	2,106	61
Automobile, indirect	503	503	—	453	23
Automobile, direct	69	69	—	95	8
Other consumer	5	5	—	5	—
Impaired loans with no related allowance recorded	21,712	21,712	—	22,887	584
With an allowance recorded:
One- to four-family	$3,193	$3,193	$131	$3,236	$104
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	6,891	6,891	517	8,195	202
Commercial business	1,074	1,074	718	954	15
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	11,158	11,158	1,366	12,385	321
Total	$32,870	$32,870	$1,366	$35,272	$905

For the six months ended June 30, 2011, the average recorded investment in impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired were $36.1 million and $472,000, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

As of June 30, 2012, no additional funds were committed to be advanced in connection with impaired loans. As of December 31, 2011, the Company had $39,000 of additional funds committed to be advanced in connection with impaired loans.
The following table presents the recorded investment in non-accrual loans by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Residential Real Estate Loans:
One- to four-family	$1,513	$1,244
Home equity	—	204
Commercial Loans:
Commercial real estate	5,712	5,731
Real estate construction	—	766
Commercial business	1,555	1,548
Consumer Loans:
Automobile, indirect	93	142
Total	$8,873	$9,635
There were no loans greater than 90 days past due that continued to accrue interest at June 30, 2012 or December 31, 2011.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
June 30, 2012:
Residential real estate loans:
One- to four-family	$—	$235	$1,379	$1,614	$274,559	$276,173
Home equity	8	—	—	8	20,767	20,775
Commercial loans:
Commercial real estate	223	—	3,648	3,871	79,301	83,172
Real estate construction	—	—	—	—	59,965	59,965
Commercial business	135	—	—	135	46,172	46,307
Consumer loans:
Automobile, indirect	1,272	275	92	1,639	220,581	222,220
Automobile, direct	27	5	—	32	25,495	25,527
Other consumer	63	41	—	104	17,571	17,675
Total loans	$1,728	$556	$5,119	$7,403	$744,411	$751,814

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
December 31, 2011:
Residential real estate loans:
One- to four-family	$2,356	$557	$1,105	$4,018	$266,408	$270,426
Home equity	78	—	204	282	21,792	22,074
Commercial loans:
Commercial real estate	3,601	—	123	3,724	83,926	87,650
Real estate construction	—	—	—	—	48,128	48,128
Commercial business	—	369	144	513	36,135	36,648
Consumer loans:
Automobile, indirect	1,514	384	141	2,039	182,054	184,093
Automobile, direct	26	13	—	39	23,277	23,316
Other consumer	77	10	—	87	17,267	17,354
Total loans	$7,652	$1,333	$1,717	$10,702	$678,987	$689,689
Our methodology for evaluating the adequacy of the allowance for loan losses consists of:

•	a specific loss component which is the allowance for impaired loans; and

•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss.
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
The general component of the allowance for loan losses covers unimpaired loans and is based on the historical loss experience adjusted for other qualitative factors. The loan portfolio is stratified into homogeneous groups of loans that possess similar loss potential characteristics and an appropriate loss ratio adjusted for other qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The other qualitative factors considered by management include, but are not limited to, the following:

•	changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	changes in national and local economic and business conditions and developments, including the condition of various market segments;

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability, and depth of knowledge of the lending staff;

•	changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings, and other loan modifications;

•	changes in the quality of our loan review system and the degree of oversight by the board of directors;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our current portfolio.
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
Loans not meeting the criteria described above are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of June 30, 2012 and December 31, 2011:

	Commercial Real Estate	Real Estate Construction	Commercial Business	One- to Four- Family	Total
	(In thousands)
June 30, 2012:
Pass	$75,262	$53,380	$40,842	$16,213	$185,697
Special Mention	—	340	2,304	—	2,644
Substandard	7,910	6,245	3,161	—	17,316
Doubtful	—	—	—	—	—
	$83,172	$59,965	$46,307	$16,213	$205,657
December 31, 2011:
Pass	$71,369	$39,870	$28,810	$16,651	$156,700
Special Mention	1,210	340	81	—	1,631
Substandard	15,071	7,918	7,757	3,333	34,079
Doubtful	—	—	—	—	—
	$87,650	$48,128	$36,648	$19,984	$192,410
The Company classifies residential real estate loans that are not analyzed individually for impairment (less than $1 million) as prime or subprime. The Company defines a subprime residential real estate loan as any loan to a borrower who has no credit score or a credit score of less than 661 along with at least one of the following at the time of funding:

•	Two or more 30 day delinquencies in the past 12 months;

•	One or more 60 day delinquencies in the past 24 months;

•	Bankruptcy filing within the past 60 months;

•	Judgment or unpaid charge-off of $500 or more in the last 24 months; and

•	Foreclosure or repossession in the past 24 months.
All other residential real estate loans not individually analyzed for impairment are classified as prime.
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of June 30, 2012 and December 31, 2011:

	One- to Four- Family	Home Equity	Total
	(In thousands)
June 30, 2012:
Prime	$214,118	$19,979	$234,097
Subprime	45,842	796	46,638
	$259,960	$20,775	$280,735
December 31, 2011:
Prime	$211,522	$21,557	$233,079
Subprime	38,920	517	39,437
	$250,442	$22,074	$272,516

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a subprime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of June 30, 2012 and December 31, 2011:

Risk Tier	Credit Score	Automobile, indirect	Automobile, direct	Other consumer	Total
	(In thousands)
June 30, 2012:
A	720+	$108,413	$18,598	$13,220	$140,231
B	690–719	46,480	3,294	2,352	52,126
C	660–689	36,410	2,045	1,539	39,994
D	659 and under	30,917	1,590	564	33,071
		$222,220	$25,527	$17,675	$265,422
December 31, 2011:
A	720+	$72,745	$17,098	$13,205	$103,048
B	690–719	42,386	2,747	2,207	47,340
C	660–689	34,878	1,833	1,376	38,087
D	659 and under	34,084	1,638	566	36,288
		$184,093	$23,316	$17,354	$224,763

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment based on impairment method for the three and six months ended June 30, 2012 and 2011:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
June 30, 2012:
Allowance for loan losses for the three months ended:
Beginning balance	$1,125	$3,331	$3,277	$7,733
Charge-offs	(15)	(280)	(483)	(778)
Recoveries of loans previously charged-off	13	30	158	201
Provision for loan losses	11	(148)	137	—
Ending balance	$1,134	$2,933	$3,089	$7,156
Allowance for loan losses for the six months ended:
Beginning balance	$1,268	$3,443	$3,197	$7,908
Charge-offs	(77)	(1,235)	(1,191)	(2,503)
Recoveries of loans previously charged-off	30	55	266	351
Provision for loan losses	(87)	670	817	1,400
Ending balance	$1,134	$2,933	$3,089	$7,156
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$831	$—	$831
Collectively evaluated for impairment	1,134	2,102	3,089	6,325
Total ending balance	$1,134	$2,933	$3,089	$7,156
June 30, 2011:
Allowance for loan losses for the three months ended:
Beginning balance	$1,305	$4,813	$2,712	$8,830
Charge-offs	(68)	(181)	(631)	(880)
Recoveries of loans previously charged-off	1	21	66	88
Provision for loan losses	73	(385)	912	600
Ending balance	$1,311	$4,268	$3,059	$8,638
Allowance for loan losses for the six months ended:
Beginning balance	$1,365	$4,901	$2,666	$8,932
Charge-offs	(90)	(181)	(1,255)	(1,526)
Recoveries of loans previously charged-off	1	60	171	232
Provision for loan losses	35	(512)	1,477	1,000
Ending balance	$1,311	$4,268	$3,059	$8,638
Ending balance attributable to loans:
Individually evaluated for impairment	$131	$2,030	$—	$2,161
Collectively evaluated for impairment	1,180	2,238	3,059	6,477
Total ending balance	$1,311	$4,268	$3,059	$8,638

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company’s recorded investment in loans as of June 30, 2012, December 31, 2011, and June 30, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
June 30, 2012:
Loans individually evaluated for impairment	$7,737	$14,804	$522	$23,063
Loans collectively evaluated for impairment	289,211	174,640	264,900	728,751
Total ending balance	$296,948	$189,444	$265,422	$751,814
December 31, 2011:
Loans individually evaluated for impairment	$9,135	$23,158	$577	$32,870
Loans collectively evaluated for impairment	283,365	149,268	224,186	656,819
Total ending balance	$292,500	$172,426	$224,763	$689,689
June 30, 2011:
Loans individually evaluated for impairment	$10,175	$26,411	$471	$37,057
Loans collectively evaluated for impairment	275,952	148,306	207,064	631,322
Total ending balance	$286,127	$174,717	$207,535	$668,379
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
A summary of the Company’s loans classified as TDRs at June 30, 2012 and December 31, 2011 is presented below:

	June 30, 2012	December 31, 2011
	(In thousands)
TDR
Residential Real Estate	$6,987	$7,687
Commercial	12,632	20,004
Consumer	430	435
Total TDR	20,049	28,126
Less: TDR in non-accrual status
Residential Real Estate	763	—
Commercial	5,803	6,530
Consumer	—	—
Total performing TDR	$13,483	$21,596

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company may grant concessions through a number of different restructuring methods. The following table presents the outstanding principal balance of loans by class and by method of concession that were the subject of a TDR during the six months ended June 30, 2012 and 2011:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2012:
Interest rate reduction	$—	$—	$46	$46
Loan maturity extension	—	—	26	26
Forbearance	—	—	—	—
Principal reduction	—	—	24	24
Total	$—	$—	$96	$96
Six Months Ended June 30, 2011:
Interest rate reduction	$128	$12,472	$32	$12,632
Loan maturity extension	—	1,085	5	1,090
Forbearance	656	414	—	1,070
Principal reduction	—	—	14	14
Total	$784	$13,971	$51	$14,806

The following table presents the number of loans modified and the balances before and after modification for the six months ended June 30, 2012 and 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(Dollar amounts in thousands)
Six Months Ended June 30, 2012:
Residential Real Estate	—	$—	$—
Commercial	—	—	—
Consumer	6	105	102
Total	6	$105	$102
Six Months Ended June 30, 2011:
Residential Real Estate	3	$810	$810
Commercial	9	14,864	14,864
Consumer	6	70	67
Total	18	$15,744	$15,741
For the six months ended June 30, 2012, there were no TDR loans that had payment defaults. For the six months ended June 30, 2011, there was one consumer loan with a balance of $4,000 that had a payment default. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.
Included in the impaired loans as of June 30, 2012 and December 31, 2011 were TDRs of $20.0 million and $28.1 million, respectively. The Company has allocated $316,000 and $517,000 of specific reserves to customers whose loan terms have been modified as TDRs at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, no additional funds were committed to be advanced in connection with TDRs. As of December 31, 2011, $39,000 of additional funds were committed to be advanced in connection with TDRs.
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
At June 30, 2012 and December 31, 2011, the Company had balances in non-performing assets consisting of the following:

	June 30, 2012	December 31, 2011
	(Dollar amounts in thousands)
Other real estate owned and foreclosed assets
Residential Real Estate	$2,191	$893
Commercial	4,302	5,790
Consumer	314	227
Total other real estate owned and foreclosed assets	6,807	6,910
Total non-accrual loans	8,873	9,635
Total non-performing assets	$15,680	$16,545
Non-accrual loans/Total loans	1.18%	1.40%
Non-performing assets/Total assets	1.17%	1.24%
NOTE 5 — Other Secured Borrowings
On July 26, 2007, the Company entered into a sale of securities under agreement to repurchase (“Repurchase Agreement”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreement is structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreement is treated as financing and the obligation to repurchase securities sold is included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $58.0 million in repurchase agreements outstanding at June 30, 2012 and December 31, 2011. These repurchase agreements were secured by investment securities with a fair value of $62.5 million and $64.4 million at June 30, 2012 and December 31, 2011, respectively.
On July 26, 2012, a $50.0 million repurchase agreement matured and the Company repurchased the securities for $50.0 million utilizing $50.0 million in borrowings from the Federal Home Loan Bank of Dallas.
Federal funds purchased are short-term borrowings that typically mature within one to 90 days. Federal funds purchased totaled $4.5 million at June 30, 2012. There were no federal funds purchased at December 31, 2011.
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
The ESOP purchased 8% of the shares sold in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9.5 million. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561,000 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of June 30, 2012 and December 31, 2011). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital.
The ESOP shares as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Allocated shares	95,220	76,176
Unearned shares	856,980	876,024
Total ESOP shares	952,200	952,200
Fair value of unearned shares (in thousands)	$18,365	$13,754
Compensation expense recognized from the release of shares from the ESOP (in thousands)	365	567
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
The net periodic pension cost for the three and six months ended June 30, 2012 and 2011 includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Interest cost on projected benefit obligation	$64	$63	$128	$125
Expected return on assets	(61)	(63)	(123)	(125)
Amortization of net loss	33	16	66	32
Net periodic pension cost	$36	$16	$71	$32
Share-Based Compensation
At its annual meeting held May 24, 2011, the Company’s shareholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan (the “Plan”) which provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution by the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available. Share-based compensation expense for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Share-based compensation expense	$427	$43	$610	$43
Restricted Stock
Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Shares awarded to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Shares awarded to directors vest at a rate

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

of 33.3% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution were 476,100 at June 30, 2012, of which 119,538 shares had been issued under the Plan through June 30, 2012.
A summary of changes in the Company’s non-vested restricted shares for the six months ended June 30, 2012 follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at January 1, 2012	118,738	$14.15
Granted	800	16.32
Vested	(29,612)	14.15
Forfeited	(603)	14.15
Non-vested at June 30, 2012	89,323	$14.17
As of June 30, 2012, the Company had $781,000 of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.95 years. The Company applied an estimated forfeiture rate of 28.99% to employees’ and 3.33% to directors’ shares based on the historical turnover rates.
Stock Options
Under the terms of the Plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than 10 years after the grant date. The fair market value is the last sale price as quoted on the NASDAQ Stock Market on the date of grant. All stock options granted must vest over at least three years and not more than five years, subject to acceleration of vesting upon a change in control, death or disability.
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
The weighted-average fair value of each stock option granted during the six months ended June 30, 2012 was $6.80. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

Risk-free interest rate	1.48%
Expected term of stock options — for officers and employees (years)	7.50
Expected term of stock options — for directors (years)	6.50
Expected stock price volatility	35.99%
Expected dividends	—%
Forfeiture rate — for officers and employees	28.99%
Forfeiture rate — for directors	3.33%

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

A summary of activity in the stock option portion of the Plan for the six months ended June 30, 2012 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2012	373,552	$14.15	9.46	$2,719
Granted	12,800	16.47	9.59	64
Exercised	(7,207)	14.15	—	(52)
Forfeited	(7,214)	14.15	—	(53)
Outstanding at June 30, 2012	371,931	$14.23	8.98	$2,678
Fully vested and expected to vest	236,422	$14.21	8.97	$1,707
Exercisable at June 30, 2012	75,645	$14.15	8.96	$551
As of June 30, 2012, the Company had $893,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.46 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of June 30, 2012.
NOTE 7 — Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Earnings:
Net income	$1,440	$1,217	$2,243	$1,736
Basic shares:
Weighted-average common shares outstanding	11,300,602	11,795,818	11,307,587	11,839,892
Less: Average unallocated ESOP shares	(860,154)	(898,242)	(864,915)	(903,003)
Average unvested restricted stock awards	(113,078)	(23,487)	(116,058)	(11,808)
Average shares for basic earnings per share	10,327,370	10,874,089	10,326,614	10,925,081
Net income per common share, basic	$0.14	$0.11	$0.22	$0.16
Diluted shares:
Weighted-average common shares outstanding for basic earnings per common share	10,327,370	10,874,089	10,326,614	10,925,081
Add: Dilutive effects of share-based compensation plan	61,350	163	38,843	82
Average shares for diluted earnings per share	10,388,720	10,874,252	10,365,457	10,925,163
Net income per common share, diluted	$0.14	$0.11	$0.22	$0.16

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012, Using			Total Fair Value at June 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
U. S. government sponsored mortgage-backed securities	$—	$239,165	$—	$239,165
U. S. government sponsored collateralized mortgage obligations	—	223,576	—	223,576
Other equity securities	—	5,297	—	5,297

	Fair Value Measurements at December 31, 2011 Using			Total Fair Value at December 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
U.S. government sponsored mortgage-back securities	$—	$241,676	$—	$241,676
U.S. government sponsored collateralized mortgage obligations	—	283,025	—	283,025
Other equity securities	—	5,240	—	5,240

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

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
Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Company’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. Therefore, the Company has categorized its impaired loans as Level 3. The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Carrying value of impaired loans	$7,129	$1,875
Specific reserve	(831)	(1,329)
Fair Value	$6,298	$546
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are classified as Level 3 because they are obtained from independent third-party valuations through an analysis of cash flows and incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, such as the market’s perception of future interest rate movements. At June 30, 2012 and December 31, 2011, the Company’s mortgage servicing rights were recorded at $857,000 and $1.1 million, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned. Other real estate owned is carried at fair value less estimated selling costs (as determined by independent appraisal) within Level 3 of the fair value hierarchy. At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. The fair value is reviewed periodically and subsequent write downs are recorded accordingly. The following table represents other real estate owned that was remeasured and reported at fair value as of June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Carrying value of other real estate owned prior to remeasurement	$7,260	$14,247
Less: charge-offs recognized in the allowance for loan losses at initial acquisition	(198)	(6)
Less: subsequent write-downs included in net loss on write-down of other real estate owned	(732)	(1,512)
Less: sales of other real estate owned	(162)	(2,804)
Carrying value of remeasured other real estate owned at end of period	$6,168	$9,925
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2012 and December 31, 2011 were summarized as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$19,669	$19,669	$21,158	$21,158
Level 2 inputs:
Securities available for sale	468,038	468,038	529,941	529,941
Other investments	14,908	14,908	13,465	13,465
Loans held for sale	476	476	2,418	2,418
Accrued interest receivable	3,648	3,648	4,003	4,003
Level 3 inputs:
Loans, net	747,557	762,184	683,491	702,509
Mortgage servicing rights	857	857	1,057	1,057
Financial liabilities:
Level 2 inputs:
Federal Home Loan Bank advances	$254,500	$256,066	$262,000	$263,760
Other secured borrowings	4,500	4,500	—	—
Accrued interest payable	971	971	986	986
Level 3 inputs:
Deposits	814,382	819,586	807,634	811,900
Other secured borrowings	58,000	58,277	58,000	59,376
Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

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

•	inability of borrowers and/or third-party providers to perform their obligations to us;

•	the effect of developments in the secondary market affecting our loan pricing;

•	changes in our organization, compensation, and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	changes resulting from intense compliance and regulatory cost associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); and

•	changes in our regulatory capital resulting from compliance with the proposed Basel III capital rules.
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
General
OmniAmerican Bancorp, Inc. (referred to herein as “we,” “us,” “our,” or the “Company”) is the Maryland corporation that owns all of the outstanding shares of common stock of OmniAmerican Bank (the “Bank”) following the January 20, 2010 completion of the mutual-to-stock conversion of the Bank and initial public stock offering of the Company. The Company has no significant assets other than all of the outstanding shares of common stock of the Bank and the net proceeds that we retained in connection with the offering.
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
Our principal business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans (automobile loans referred to us by automobile dealerships), and to a lesser extent, commercial real estate, real estate construction, commercial business, and direct automobile loans. Since we completed our conversion from a credit union to a savings bank, we have increased our residential real estate, real estate construction, commercial real estate and commercial business lending while deemphasizing our consumer lending activities. Loans are originated from our main office in Fort Worth, Texas, and from our branch network in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. We retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential mortgage loans with terms less than 15 years. We generally sell the long-term, fixed-rate one- to four-family residential mortgage loans (terms 15 years or greater) that we originate either to the Federal National Mortgage Association on a servicing-retained basis or into the secondary mortgage market on a servicing-released basis, in order to generate fee income and for interest rate risk management purposes.
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations, and to a lesser extent equity securities. At June 30, 2012, our investment securities portfolio had an amortized cost of $455.2 million.
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
The SEC’s Division of Corporation Finance staff issued disclosure guidance that summarizes its observations about Management’s Discussion and Analysis (“MD&A”) and accounting policy disclosures of smaller financial institutions. The focus of the guidance is on asset quality and loan accounting issues. Please refer to Note 4 of our unaudited interim financial statements for our detailed disclosures related to asset quality and loan accounting issues.
Proposed Change to Regulatory Capital
On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us and the Bank. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) subsequently approved these proposed rules on June 12, 2012. The proposed rules implement Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Public comments on the three proposed rules are requested by September 7, 2012. After the comment period is closed the banking agencies will review the comments and publish final rules, which may vary substantially from the proposed rules. Management is monitoring these regulatory capital changes closely.
The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to us and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.
The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.
Critical Accounting Policies
There are no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011
Assets. Total assets remained stable at $1.34 billion at both June 30, 2012 and December 31, 2011, reflecting an increase of $7.7 million, or 0.6%. The increase was primarily the result of increases in loans, net of the allowance for loan losses and deferred fees and discounts, of $64.1 million and bank-owned life insurance of $10.6 million, partially offset by decreases in securities available for sale of $61.9 million, loans held for sale of $1.9 million, and total cash and cash equivalents of $1.5 million.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $1.5 million, or 7.1%, to $19.7 million at June 30, 2012 from $21.2 million at December 31, 2011. The decrease in total cash and cash equivalents reflects $202.4 million in cash used to originate loans, $31.1 million in cash used to purchase securities classified as available for sale, and $10.0 million in cash used to purchase bank-owned life insurance. These decreases were partially offset by $116.7 million in cash received from loan principal repayments, $64.8 million in proceeds from principal repayments and maturities of securities, $26.6 million in proceeds from the sales of securities, and $20.6 million of proceeds from the sales of loans. The sales of loans consisted primarily of longer term (greater than 15 years) one- to four-family residential real estate loans during the six months ended June 30, 2012.
Securities. Securities classified as available for sale decreased $61.9 million, or 11.7%, to $468.0 million at June 30, 2012 from $529.9 million at December 31, 2011. The decrease in securities classified as available for sale reflected principal repayments and maturities of $64.8 million, sales of investment securities of $26.6 million, and amortization of net premiums on investments of $2.4 million. The decrease was partially offset by purchases of $31.1 million during the six months ended June 30, 2012. At June 30, 2012, securities classified as available for sale consisted primarily of government sponsored mortgage-backed securities, government sponsored collateralized mortgage obligations, and other equity securities.
Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, increased $64.1 million, or 9.4%, to $747.6 million at June 30, 2012 from $683.5 million at December 31, 2011. Automobile loans (consisting of direct and indirect loans) increased $40.3 million, or 19.4%, to $247.7 million at June 30, 2012 from $207.4 million at December 31, 2011, related primarily to our refocused sales initiatives and competitive rate structure. Real estate construction loans increased $11.9 million, or 24.7%, to $60.0 million at June 30, 2012 from $48.1 million at December 31, 2011, as new construction borrowing demand increased in our market area. Commercial business loans increased $9.7 million, or 26.5%, to $46.3 million at June 30, 2012 from $36.6 million at December 31, 2011. The increase in commercial business loans was primarily due to the stabilization of our commercial lending team and our marketing efforts to grow the business. One- to four-family residential real estate loans increased $5.8 million, or 2.1%, to $276.2 million at June 30, 2012 from $270.4 million at December 31, 2011. The increase in one- to four-family residential real estate loans was primarily due to an increase in refinancing demand resulting from lower mortgage interest rates. Commercial real estate loans decreased $4.5 million, or 5.1%, to $83.2 million at June 30, 2012 from $87.7 million at December 31, 2011, related primarily to principal repayments on loans classified as troubled debt restructuring, partially offset by an increase in new borrowing demand in our market area. Home equity loans decreased $1.3 million, or 5.9%, to $20.8 million at June 30, 2012 from $22.1 million at December 31, 2011, as these loans are maturing and paying off. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while containing the potential for risk of loss.
Allowance for Loan Losses. The allowance for loan losses decreased $752,000, or 9.5%, to $7.2 million at June 30, 2012 from $7.9 million at December 31, 2011. The allowance for loan losses represented 0.95% and 1.15% of total loans at June 30, 2012 and December 31, 2011, respectively. The decreases in the allowance for loan losses was primarily attributable to decreases in the allowance related to commercial real estate, commercial business, automobile, and one- to four-family loans. Included in the allowance for loan losses at June 30, 2012 were specific reserves of $831,000 related to four impaired loans with balances totaling $7.1 million. Impaired loans with balances totaling $15.9 million did not require specific reserves at June 30, 2012. The allowance for loan losses at December 31, 2011 included specific reserves of $1.4 million related to five impaired loans with balances totaling $11.2 million. Impaired loans with balances totaling $21.7 million did not require specific reserves at December 31, 2011. The balance of unimpaired loans increased $72.0 million, or 11.0%, to $728.8 million at June 30, 2012 from $656.8 million at December 31, 2011. The allowance for loan losses related to unimpaired loans decreased $217,000, or 3.3%, to $6.3 million at June 30, 2012 from $6.5 million at December 31, 2011.
The significant changes in the amount of the allowance for loan losses during the six months ended June 30, 2012 related to: (i) a $222,000 decrease in the allowance for loan losses attributable to commercial real estate loans resulting primarily from a decrease of $5.3 million, or 4.5%, in impaired commercial real estate loans to $6.6 million at June 30, 2012 from $11.9 million at December 31, 2011; and (ii) a $202,000 decrease in the allowance for loan losses attributable to commercial business loans resulting primarily from a $193,000 decrease in the specific reserve for commercial business loans to $515,000 at June 30, 2012 from $718,000 at December 31, 2011, due to principal repayments on four impaired loans. Management also considered local economic factors and unemployment as well as the higher risk profile of commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Bank-Owned Life Insurance. Bank-owned life insurance increased $10.6 million, or 50.5% to $31.6 million at June 30, 2012 from $21.0 million at December 31, 2011. The increase in bank-owned life insurance primarily reflects purchases of $10.0 million of life insurance policies on certain key employees to help offset costs associated with the Company’s compensation and benefits programs and to generate competitive investment yields.

Deposits. Deposits increased $6.8 million, or 0.8%, to $814.4 million at June 30, 2012 from $807.6 million at December 31, 2011. The increase in deposits was primarily attributable to increases in money market deposits, non-interest bearing demand deposits, and interest-bearing demand deposits, partially offset by a decrease in savings deposits and certificates of deposits. Money market deposits increased $79.2 million, or 52.3%, to $230.6 million at June 30, 2012 from $151.4 million at December 31, 2011. Noninterest-bearing demand deposits increased $6.6 million, or 19.8%, to $39.9 million at June 30, 2012 from $33.3 million at December 31, 2011. Interest-bearing demand deposits increased $4.3 million, or 3.2%, to $140.1 million at June 30, 2012 from $135.8 million at December 31, 2011. Savings deposits decreased $62.4 million, or 37.1%, to $106.0 million at June 30, 2012 from $168.4 million at December 31, 2011. The changes in the balances of our money market deposits, demand deposits, and savings deposits were primarily the result of the redesign of our transaction account products in the first quarter of 2012. Certificates of deposit decreased $20.9 million, or 6.6%, to $297.8 million at June 30, 2012 from $318.7 million at December 31, 2011. The decrease in certificates of deposits resulted from certificates of deposit that matured and were not renewed.
Borrowings. Federal Home Loan Bank advances decreased $7.5 million, or 2.9%, to $254.5 million at June 30, 2012 from $262.0 million at December 31, 2011. The decrease in Federal Home Loan Bank advances was attributable to scheduled maturities of $170.0 million, partially offset by advances of $162.5 million during the six months ended June 30, 2012. Other secured borrowings increased $4.5 million, or 7.8%, to $62.5 million at June 30, 2012 from $58.0 million at December 31, 2011, due to $4.5 million in federal funds purchased at June 30, 2012.
Stockholders’ Equity. At June 30, 2012, our stockholders’ equity was $202.0 million, an increase of $3.0 million, or 1.5%, from $199.0 million at December 31, 2011. This increase was primarily attributable to net income of $2.2 million for the six months ended June 30, 2012, the amortization of $610,000 of share-based compensation, an increase of $485,000 in accumulated other comprehensive income to $6.4 million at June 30, 2012 compared to $5.9 million at December 31, 2011, and $365,000 of ESOP compensation expense. These increases were partially offset by a decrease due to the purchase of 42,500 shares of our common stock at a cost of $893,000 during the six months ended June 30, 2012.
Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011
General. Net income increased $223,000, or 18.6%, to $1.4 million for the three months ended June 30, 2012 from $1.2 million for the prior year period. The increase in net income for the three months ended June 30, 2012 reflected a decrease in the provision for loan losses of $600,000, a decrease in noninterest expense of $481,000 and an increase in noninterest income of $167,000, partially offset by a decrease in net interest income of $888,000 and an increase in income tax expense of $137,000.
Interest Income. Interest income decreased $1.3 million, or 9.2%, to $12.9 million for the three months ended June 30, 2012 from $14.2 million for the three months ended June 30, 2011. The decrease resulted primarily from a decrease in the average yield on interest-earning assets of 48 basis points to 4.11% for the three months ended June 30, 2012 from 4.59% for the three months ended June 30, 2011. Partially offsetting the decrease in the average yield on interest-earning assets was an increase of $21.1 million, or 1.7%, in the average balance of interest-earning assets to $1.26 billion for the three months ended June 30, 2012 from $1.24 billion for the three months ended June 30, 2011. The decrease in our average yield on interest-earning assets during the three months ended June 30, 2012 as compared to the prior year period was due to the sustained low short-term market interest rate environment.
Interest income on loans decreased $72,000, or 0.7%, to $9.7 million for the three months ended June 30, 2012 from $9.8 million for the three months ended June 30, 2011. The decrease resulted primarily from a decrease in the average yield on our loan portfolio of 57 basis points to 5.30% for the three months ended June 30, 2012 from 5.87% for the three months ended June 30, 2011, partially offset by an increase in the average balance of loans of $66.6 million, or 10.0%, to $733.0 million for the three months ended June 30, 2012 from $666.4 million for the three months ended June 30, 2011.
Interest income on investment securities decreased $1.2 million, or 27.3%, to $3.2 million for the three months ended June 30, 2012 from $4.4 million for the three months ended June 30, 2011. The decrease resulted primarily from a decrease in the average yield on our securities portfolio of 68 basis points to 2.51% for the three months ended June 30, 2012 from 3.19% for the three months ended June 30, 2011. In addition to the decrease in the average yield of our securities portfolio was a $43.9 million, or 8.0%, decrease in the average balance of our securities portfolio to $507.4 million for the three months ended June 30, 2012 from $551.3 million for the three months ended June 30, 2011, due to maturities and sales of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations.
Interest Expense. Interest expense decreased by $380,000, or 11.2%, to $3.0 million for the three months ended June 30, 2012 from $3.4 million for the three months ended June 30, 2011. The decrease resulted primarily from a decrease in interest expense on deposits of $283,000 and interest expense on borrowed funds of $97,000. The decrease in interest expense on deposits resulted primarily from a decrease in the average rate we paid on deposits. The average rate we paid on deposits decreased 21 basis points to 0.81% for the three months ended June 30, 2012 from 1.02% for the three months ended June 30, 2011. The average balance of deposits increased primarily due to increases in the average balance of money market deposits and interest-bearing demand deposits, partially offset by decreases in the average balance of savings deposits and certificates of deposits.
Interest expense on certificates of deposit decreased $187,000, or 11.7%, to $1.4 million for the three months ended June 30, 2012 from $1.6 million for the three months ended June 30, 2011. The average balance of certificates of deposit decreased $23.5 million, or 7.2%, to $303.6 million for the three months ended June 30, 2012 from $327.1 million for the three months ended June 30, 2011. In addition, the average rate paid on certificates of deposit decreased 10 basis points to 1.83% for the three months ended June 30, 2012 from 1.93% for the three months ended June 30, 2011, reflecting the continuing low market interest rate environment.
Interest expense on borrowed funds decreased by $97,000, or 6.5%, to $1.4 million for the three months ended June 30, 2012 from $1.5 million for the prior year period, primarily due to a decrease in the average rate paid on borrowed funds of 17 basis points to 1.75% for the three months ended June 30, 2012 from 1.92% for the three months ended June 30, 2011. Partially offsetting the decrease in the average yield of borrowed funds was an increase of $9.7 million, or 3.0%, in the average balance of borrowed funds to $330.4 million for the three months ended June 30, 2012 from $320.7 million for the three months ended June 30, 2011.
Net Interest Income. Net interest income decreased by $888,000, or 8.2%, to $9.9 million for the three months ended June 30, 2012 from $10.8 million for the prior year period. Our net interest margin decreased 34 basis points to 3.15% for the three months ended June 30, 2012 from 3.49% for the three months ended June 30, 2011. Our interest rate spread decreased 27 basis points to 3.02% for the three months ended June 30, 2012 from 3.29% for the three months ended June 30, 2011. These decreases in the net interest margin and the interest rate spread were primarily attributable to lower loan and investment rates.
Provision for Loan Losses. We did not record a provision for loan losses in the three months ended June 30, 2012 primarily as a result of improvements in asset quality. We recorded a provision for loan losses of $600,000 for the three months ended June 30, 2011. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. Net charge-offs decreased $215,000, to $577,000 for the three months ended June 30, 2012 from $792,000 for the three months ended June 30, 2011. Net charge-offs as a percentage of average loans outstanding was 0.31% for the three months ended June 30, 2012 compared to 0.48% for the three months ended June 30, 2011. The allowance for loan losses to total loans receivable decreased to 0.95% at June 30, 2012 from 1.29% at June 30, 2011. Total substandard loans decreased $18.3 million, or 51.4%, to $17.3 million at June 30, 2012 from $35.6 million at June 30, 2011. Total impaired loans decreased $14.0 million, or 37.7%, to $23.1 million at June 30, 2012 from $37.1 million at June 30, 2011. Total loans increased $83.4 million, or 12.5%, to $751.8 million at June 30, 2012 from $668.4 million at June 30, 2011.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either June 30, 2012 or June 30, 2011. At June 30, 2012, non-performing loans totaled $8.9 million, or 1.18% of total loans, compared to $13.6 million, or 2.03% of total loans, at June 30, 2011. The allowance for loan losses as a percentage of non-performing loans increased to 80.65% at June 30, 2012 from 63.60% at June 30, 2011.
Noninterest Income. Noninterest income increased $167,000, or 5.2%, to $3.3 million for the three months ended June 30, 2012 from $3.2 million for the three months ended June 30, 2011. The increase was primarily attributable to a $491,000 increase in net gains on the sales of loans, primarily due to improvements in the pricing of one- to four-family residential mortgage loans sold in the secondary market and greater efforts to sell these loans to reduce our exposure to interest rate risk, and a $146,000 increase in commissions, primarily due to increases in sales of investment products. Partially offsetting these increases in noninterest income was a $519,000 decrease in service charges and other fees, primarily attributable to the impairment of the mortgage servicing rights asset, a decrease in non-sufficient funds fee income and a decrease in debit card interchange income.
Noninterest Expense. Noninterest expense decreased $481,000, or 4.1%, to $11.1 million for the three months ended June 30, 2012 from $11.6 million for the three months ended June 30, 2011. The decrease was primarily attributable to a $617,000 decrease in net loss on the write-down of other real estate owned, a $293,000 decrease in depreciation of furniture, software, and equipment, and a $185,000 decrease in FDIC insurance expense, partially offset by a $377,000 increase in salaries and benefits expense and a $305,000 increase in professional and outside services expense. The decrease in the net loss on the write-down of other real estate owned was primarily attributable to write-downs of properties to their current fair value less estimated costs to sell totaling $492,000 during the three months ended June 30, 2012 compared to a total of $1.1 million in write-downs during the same period of 2011. The decrease in depreciation of furniture, software and equipment was due primarily to certain assets being fully depreciated. The decrease in FDIC insurance expense was primarily attributable to a change in the FDIC’s assessment methodology to base assessments on the average total consolidated assets less average tangible equity as required by the Dodd-Frank Act. The increase in salaries and benefits expense was due primarily to annual salary increases implemented at the beginning of 2012, expenses related to our equity incentive plan implemented in June 2011, and higher commissions expense reflecting an increase in one- to four-family residential real estate loan originations and sales of investment products. The increase in professional and outside services resulted primarily from expenses related to our equity incentive plan attributable to our outside directors.
Income Tax Expense. During the three months ended June 30, 2012, we recognized income tax expense of $672,000, reflecting an effective tax rate of 31.82%, compared to income tax expense of $535,000, reflecting an effective tax rate of 30.54%, for the three months ended June 30, 2011. The increase in the effective tax rate was primarily due to an increase in the nondeductible expenses related to ESOP compensation.
Analysis of Net Interest Income — Three Months Ended June 30, 2012 and 2011
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$733,042	$9,713	5.30%	$666,361	$9,785	5.87%
Investment securities available for sale	507,390	3,181	2.51	551,289	4,392	3.19
Cash and cash equivalents	2,030	5	0.99	4,895	5	0.41
Other	14,632	20	0.55	13,402	5	0.15
Total interest-earning assets	1,257,094	12,919	4.11	1,235,947	14,187	4.59
Noninterest-earning assets	103,407			103,304
Total assets	$1,360,501			$1,339,251
Interest-bearing liabilities:
Interest-bearing demand	$135,294	$30	0.09%	$80,161	$41	0.20%
Savings accounts	107,550	17	0.06	220,575	141	0.26
Money market accounts	229,767	143	0.25	101,992	104	0.41
Certificates of deposit	303,554	1,389	1.83	327,053	1,576	1.93
Total interest-bearing deposits	776,165	1,579	0.81	729,781	1,862	1.02
Federal Home Loan Bank advances	261,039	707	1.08	259,527	808	1.25
Other secured borrowings	69,399	738	4.25	61,171	734	4.80
Total interest-bearing liabilities	1,106,603	3,024	1.09	1,050,479	3,404	1.30
Noninterest-bearing liabilities(2)	51,557			88,684
Total liabilities	1,158,160			1,139,163
Equity	202,341			200,088
Total liabilities and equity	$1,360,501			$1,339,251
Net interest income		$9,895			$10,783
Interest rate spread (3)			3.02%			3.29%
Net interest-earning assets (4)	$150,491			$185,468
Net interest margin (5)			3.15%			3.49%
Average interest-earning assets to interest-bearing liabilities	113.60%			117.66%
_______________________

(1)	Annualized.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$979	$(1,051)	$(72)
Investment securities available for sale	(350)	(861)	(1,211)
Cash and cash equivalents	(3)	3	—
Other	—	15	15
Total interest-earning assets	$626	$(1,894)	$(1,268)
Interest-bearing liabilities:
Interest-bearing demand	$28	$(39)	$(11)
Savings accounts	(72)	(52)	(124)
Money market accounts	130	(91)	39
Certificates of deposit	(113)	(74)	(187)
Total interest-bearing deposits	(27)	(256)	(283)
Federal Home Loan Bank advances	5	(106)	(101)
Other secured borrowings	99	(95)	4
Total interest-bearing liabilities	$77	$(457)	$(380)
Change in net interest income	$549	$(1,437)	$(888)
Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011
General. Net income increased $507,000, or 29.8%, to $2.2 million for the six months ended June 30, 2012 from $1.7 million for the prior year period. The increase in net income for the six months ended June 30, 2012 reflected a decrease in noninterest expense of $1.3 million and an increase in noninterest income of $502,000, partially offset by a decrease in net interest income of $519,000, an increase in the provision for loan losses of $400,000, and an increase in income tax expense of $336,000.
Interest Income. Interest income decreased $1.0 million, or 3.7%, to $26.0 million for the six months ended June 30, 2012 from $27.0 million for the six months ended June 30, 2011. The decrease resulted from a 57 basis point decrease in our average yield on interest-earning assets to 4.15% for the six months ended June 30, 2012 from 4.72% for the six months ended June 30, 2011. Partially offsetting the decrease in the average yield on interest-earning assets was a $110.2 million, or 9.7%, increase in the average balance of interest-earning assets to $1.25 billion for the six months ended June 30, 2012 from $1.14 billion for the six months ended June 30, 2011. The decrease in our average yield on interest-earning assets during the six months ended June 30, 2012 as compared to the prior year period was due to the sustained low short-term market interest rate environment.
Interest income on loans decreased $504,000, or 2.5%, to $19.4 million for the six months ended June 30, 2012 from $19.9 million for the six months ended June 30, 2011. The decrease resulted primarily from a decrease in the average yield on our loan portfolio of 58 basis points to 5.39% for the six months ended June 30, 2012 from 5.97% for the six months ended June 30, 2011, partially offset by an increase in the average balance of loans of $52.8 million, or 7.9%, to $718.8 million for the six months ended June 30, 2012 from $666.0 million for the six months ended June 30, 2011.

Interest income on investment securities decreased $499,000, or 7.0%, to $6.6 million for the six months ended June 30, 2012 from $7.1 million for the six months ended June 30, 2011. The decrease resulted primarily from a decrease in the average yield on our securities portfolio of 59 basis points to 2.54% for the six months ended June 30, 2012 from 3.13% for the six months ended June 30, 2011. Partially offsetting the decrease in the average yield on our securities portfolio was a $63.0 million, or 13.9%, increase in the average balance of our securities portfolio to $514.8 million for the six months ended June 30, 2012 from $451.8 million for the six months ended June 30, 2011, due to purchases of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations.
Interest Expense. Interest expense decreased by $484,000, or 7.3%, to $6.1 million for the six months ended June 30, 2012 from $6.6 million for the six months ended June 30, 2011. The decrease resulted primarily from a decrease in interest expense on deposits of $597,000, partially offset by an increase in interest expense on borrowed funds of $113,000. The decrease in interest expense on deposits resulted primarily from a decrease in the average rate we paid on deposits. The average rate we paid on deposits decreased 22 basis points to 0.84% for the six months ended June 30, 2012 from 1.06% for the six months ended June 30, 2011. The decrease in average rates was partially offset by an increase the average balance of deposits of $45.6 million, or 6.3%, to $773.2 million for the six months ended June 30, 2012 from $727.6 million for the six months ended June 30, 2011. The increase was primarily due to increases in the average balance of money market accounts and interest-bearing demand accounts, partially offset by decreases in the average balance of savings accounts and certificates of deposits.
Interest expense on certificates of deposit decreased $370,000, or 11.6%, to $2.8 million for the six months ended June 30, 2012 from $3.2 million for the six months ended June 30, 2011. The average balance of certificates of deposit decreased $23.6 million, or 7.1%, to $309.1 million for the six months ended June 30, 2012 from $332.7 million for the six months ended June 30, 2011. In addition, the average rate paid on certificates of deposit decreased 10 basis points to 1.84% for the six months ended June 30, 2012 from 1.94% for the six months ended June 30, 2011, reflecting the continuing low market interest rate environment.
Interest expense on borrowed funds increased by $113,000, or 4.2%, to $2.8 million for the six months ended June 30, 2012 from $2.7 million for the prior year period, primarily due to a $93.2 million, or 39.9%, increase in the average balance of borrowed funds to $326.9 million for the six months ended June 30, 2012 from $233.7 million for the six months ended June 30, 2011. Partially offsetting the increase in the average balance of borrowed funds was a decrease in the average rate paid on borrowed funds of 60 basis points to 1.74% for the six months ended June 30, 2012 from 2.34% for the six months ended June 30, 2011.
Net Interest Income. Net interest income decreased by $519,000, or 2.5%, to $19.9 million for the six months ended June 30, 2012 from $20.4 million for the prior year period. Our net interest margin decreased 40 basis points to 3.17% for the six months ended June 30, 2012 from 3.57% for the six months ended June 30, 2011. Our interest rate spread decreased 31 basis points to 3.04% for the six months ended June 30, 2012 from 3.35% for the six months ended June 30, 2011. These decreases in the net interest margin and the interest rate spread were primarily due to a decrease in the average yield on interest-earning assets.
Provision for Loan Losses. We recorded a provision for loan losses of $1.4 million for the six months ended June 30, 2012 compared to a provision for loan losses of $1.0 million for the six months ended June 30, 2011. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. Net charge-offs increased $858,000, to $2.2 million for the six months ended June 30, 2012 from $1.3 million for the six months ended June 30, 2011. Net charge-offs as a percentage of average loans outstanding was 0.60% for the six months ended June 30, 2012 compared to 0.39% for the six months ended June 30, 2011. The allowance for loan losses to total loans receivable decreased to 0.95% at June 30, 2012 from 1.29% at June 30, 2011. Total substandard loans decreased $18.3 million, or 51.4%, to $17.3 million at June 30, 2012 from $35.6 million at June 30, 2011. Total impaired loans decreased $14.0 million, or 37.7%, to $23.1 million at June 30, 2012 from $37.1 million at June 30, 2011. Total loans increased $83.4 million, or 12.5%, to $751.8 million at June 30, 2012 from $668.4 million at June 30, 2011.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either June 30, 2012 or June 30, 2011. At June 30, 2012, non-performing loans totaled $8.9 million, or 1.18% of total loans, compared to $13.6 million, or 2.03% of total loans, at June 30, 2011. The allowance for loan losses as a percentage of non-performing loans increased to 80.65% at June 30, 2012 from 63.60% at June 30, 2011.
Noninterest Income. Noninterest income increased $502,000, or 8.0%, to $6.8 million for the six months ended June 30, 2012 from $6.3 million for the six months ended June 30, 2011. The increase was primarily attributable to a $637,000 increase in net gains on sales of loans, primarily due to improvements in the pricing of one- to four-family residential mortgage loans sold in the secondary market, greater efforts to sell these loans to reduce our exposure to interest rate risk, and the sale of a substandard commercial business loan in the six months ended June 30, 2011 at a loss of $212,000, and a $370,000 increase in commissions, primarily due to increases in sales of investment products. Partially offsetting these increases in noninterest income was a $489,000 decrease in service charges and other fees, primarily attributable to the impairment of the mortgage servicing rights asset, a decrease in non-sufficient funds fee income, and a decrease in debit card interchange income.
Noninterest Expense. Noninterest expense decreased $1.3 million, or 5.6%, to $22.0 million for the six months ended June 30, 2012 from $23.3 million for the six months ended June 30, 2011. The decrease was primarily attributable to a $780,000 decrease in net loss on the write-down of other real estate owned, a $609,000 decrease in depreciation of furniture, software, and equipment, and a $314,000 decrease in other operations expense, partially offset by a $525,000 increase in salaries and benefits expense. The decrease in the net loss on the write-down of other real estate owned was primarily attributable to write-downs of properties to their current fair value less estimated costs to sell totaling $732,000 during the six months ended June 30, 2012 compared to a total of $1.5 million in write-downs during the same period of 2011. The decrease in depreciation of furniture, software and equipment was due primarily to certain assets being fully depreciated. The decrease in other operations expense was primarily attributable to our cost reduction efforts related to conferences attended by employees and insurance. The increase in salaries and benefits expense was due primarily to annual salary increases implemented at the beginning of 2012, expenses related to our equity incentive plan implemented in June 2011, and higher commissions expense reflecting an increase in one- to four-family residential real estate loan originations and sales of investment products.
Income Tax Expense. During the six months ended June 30, 2012, we recognized income tax expense of $1.0 million, reflecting an effective tax rate of 31.87%, compared to income tax expense of $713,000, reflecting an effective tax rate of 29.11%, for the six months ended June 30, 2011. The increase in the effective tax rate was primarily due to an increase in the nondeductible expenses related to ESOP compensation.

Analysis of Net Interest Income — Six Months Ended June 30, 2012 and 2011
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Six Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$718,845	$19,386	5.39%	$666,008	$19,890	5.97%
Investment securities available for sale	514,824	6,539	2.54	451,757	7,066	3.13
Cash and cash equivalents	5,180	11	0.42	16,086	15	0.19
Other	14,318	39	0.54	9,093	7	0.15
Total interest-earning assets	1,253,167	25,975	4.15	1,142,944	26,978	4.72
Noninterest-earning assets	98,339			104,617
Total assets	$1,351,506			$1,247,561
Interest-bearing liabilities:
Interest-bearing demand	$133,823	$60	0.09%	$77,977	$91	0.23%
Savings accounts	138,248	85	0.12	215,425	307	0.29
Money market accounts	192,022	257	0.27	101,528	231	0.46
Certificates of deposit	309,131	2,849	1.84	332,674	3,219	1.94
Total interest-bearing deposits	773,224	3,251	0.84	727,604	3,848	1.06
Federal Home Loan Bank advances	260,942	1,377	1.06	174,105	1,278	1.47
Other secured borrowings	65,936	1,473	4.47	59,641	1,459	4.89
Total interest-bearing liabilities	1,100,102	6,101	1.11	961,350	6,585	1.37
Noninterest-bearing liabilities(2)	50,168			86,579
Total liabilities	1,150,270			1,047,929
Equity	201,236			199,632
Total liabilities and equity	$1,351,506			$1,247,561
Net interest income		$19,874			$20,393
Interest rate spread (3)			3.04%			3.35%
Net interest-earning assets (4)	$153,065			$181,594
Net interest margin (5)			3.17%			3.57%
Average interest-earning assets to interest-bearing liabilities	113.91%			118.89%
_______________________

(1)	Annualized.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,578	$(2,082)	$(504)
Investment securities available for sale	986	(1,513)	(527)
Cash and cash equivalents	(10)	6	(4)
Other	4	28	32
Total interest-earning assets	$2,558	$(3,561)	$(1,003)
Interest-bearing liabilities:
Interest-bearing demand	$65	$(96)	$(31)
Savings accounts	(110)	(112)	(222)
Money market accounts	206	(180)	26
Certificates of deposit	(228)	(142)	(370)
Total interest-bearing deposits	(67)	(530)	(597)
Federal Home Loan Bank advances	637	(538)	99
Other secured borrowings	154	(140)	14
Total interest-bearing liabilities	$724	$(1,208)	$(484)
Change in net interest income	$1,834	$(2,353)	$(519)

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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $19.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $468.0 million at June 30, 2012. On that date, we had $254.5 million in Federal Home Loan Bank advances and $4.5 million in federal funds purchased from the Federal Home Loan Bank outstanding, with the ability to borrow an additional $343.2 million.
Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At June 30, 2012, we had $72.0 million in commitments to extend credit. Included in these commitments to extend credit were $62.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2012 totalled $137.8 million, or 16.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Generally, our primary investing activity is originating loans. During the six months ended June 30, 2012, we originated $202.4 million of loans. In addition, we purchased $31.1 million of securities classified as available for sale during the six months ended June 30, 2012.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Total deposits increased $6.7 million for the six months ended June 30, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we may utilize our borrowing agreements with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $7.5 million for the six months ended June 30, 2012. At June 30, 2012, we had the ability to borrow up to $602.2 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $55.0 million in federal funds lines with other financial institutions at June 30, 2012. We also have a line of credit with the Federal Reserve Bank of Dallas, which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At June 30, 2012, the borrowing limit for this line of credit was $220.3 million.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at June 30, 2012 and December 31, 2011.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated as of June 30, 2012
Total risk-based capital to risk-weighted assets	$198,929	24.43%	$65,153	8.00%	$81,441	10.00%
Tier I risk-based capital to risk-weighted assets	191,334	23.49%	32,577	4.00%	48,865	6.00%
Tier I (Core) capital to adjusted total assets	191,334	14.28%	53,604	4.00%	67,004	5.00%
OmniAmerican Bank as of June 30, 2012
Total risk-based capital to risk-weighted assets	$181,817	22.32%	$65,164	8.00%	$81,455	10.00%
Tier I risk-based capital to risk-weighted assets	174,222	21.39%	32,582	4.00%	48,873	6.00%
Tier I (Core) capital to adjusted total assets	174,222	13.00%	53,609	4.00%	67,011	5.00%
Consolidated as of December 31, 2011
Total risk-based capital to risk-weighted assets	$195,823	24.86%	$63,012	8.00%	$78,766	10.00%
Tier I risk-based capital to risk-weighted assets	187,915	23.86%	31,506	4.00%	47,259	6.00%
Tier I (Core) capital to adjusted total assets	187,915	14.18%	53,024	4.00%	66,280	5.00%
OmniAmerican Bank as of December 31, 2011
Total risk-based capital to risk-weighted assets	$177,482	22.53%	$63,015	8.00%	$78,768	10.00%
Tier I risk-based capital to risk-weighted assets	169,574	21.53%	31,507	4.00%	47,261	6.00%
Tier I (Core) capital to adjusted total assets	169,574	12.79%	53,028	4.00%	66,285	5.00%
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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$218,500	$94,000	$—	$—	$312,500
Operating leases	486	870	739	1,009	3,104
Certificates of deposit	137,778	131,958	27,985	—	297,721
Total contractual obligations	$356,764	$226,828	$28,724	$1,009	$613,325
Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$9,776	$—	$—	$—	$9,776
Unused lines of credit (2)	—	—	—	—	62,272
Total loan commitments	$9,776	$—	$—	$—	$72,048
Total contractual obligations and loan commitments	$366,540	$226,828	$28,724	$1,009	$685,373
_______________________

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

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

(ii)
lengthen the weighted-average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Dallas;

(iii)	invest in shorter- to medium-term securities;

(iv)
originate commercial business and consumer loans, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in larger noninterest-bearing demand deposit accounts;

(v)	maintain adequate levels of capital; and

(vi)	evaluate the performance of the leveraging strategy by utilizing our internal measuring and monitoring systems which include interest rate sensitivity analysis.
In July 2012, we will also begin selling the 15-year, fixed rate one- to four-family mortgage loans that we originate into the secondary mortgage market to manage our exposure to interest rate risk in response to the low interest rates currently being offered in the market on these types of loans.
We have not engaged in hedging through the use of derivatives.
Net Portfolio Value. We currently use a net portfolio value (“NPV”) analysis to monitor our level of interest rate risk. This analysis measures interest rate risk by capturing changes in the NPV of our cash flows from assets, liabilities, and off-balance sheet items, based on a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in the United States Treasury yield curve with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The table below sets forth, as of June 30, 2012, our calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at June 30, 2012:

At June 30, 2012
				NPV as a Percentage of
				Present Value of Assets(3)		Net Interest Income
							Increase (Decrease) in
Change in		Estimated Increase			Increase	Estimated	Estimated Net Interest
Interest Rates	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)
+300	$159,084	$(54,861)	(25.64)%	12.18%	(332)	$36,763	$(5,331)	(12.66)%
+200	178,335	(35,610)	(16.64)%	13.40%	(210)	38,946	(3,148)	(7.48)%
+100	196,317	(17,628)	(8.24)%	14.48%	(102)	40,932	(1,162)	(2.76)%
—	213,945	—	—	15.50%	—	42,094	—	—
-100	219,498	5,553	2.60%	15.79%	29	35,987	(6,107)	(14.51)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at June 30, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 16.64% decrease in NPV. In the event of a 100 basis point decrease in interest rates, we would experience a 2.60% increase in NPV.
Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates. As of June 30, 2012, using our internal interest rate risk model, we estimated that our net interest income for the six months ended June 30, 2012 would decrease by 7.48% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 14.51% in the event of an instantaneous 100 basis point decrease in market interest rates.
We use various assumptions in assessing interest rate risk through changes in NPV and net interest income. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Cost Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
April 1, 2012 through April 30, 2012	—	$—	—	452,469
May 1, 2012 through May 31, 2012	20,300	19.97	20,300	432,169
June 1, 2012 through June 30, 2012	20,700	19.88	20,700	411,469
Total	41,000	$19.92	41,000	411,469
_______________________

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

OMNIAMERICAN BANCORP, INC.
(Registrant)

Date: August 3, 2012	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: August 3, 2012	/s/ Deborah B. Wilkinson
Deborah B. Wilkinson
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Tim Carter, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

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