Form 10-Q
period 2012-09-30
OmniAmerican Bancorp, Inc.
filed 2012-10-26
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
There were 11,435,300 shares of Common Stock, par value $0.01 per share, issued and outstanding as of October 26, 2012.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$18,182	$16,308
Short-term interest-earning deposits in other financial institutions	20,729	4,850
Total cash and cash equivalents	38,911	21,158
Investments:
Securities available for sale (Amortized cost of $387,570 on September 30, 2012 and $517,864 on December 31, 2011)	400,254	529,941
Other	15,407	13,465
Loans held for sale	7,645	2,418
Loans, net of deferred fees and discounts	735,317	691,399
Less allowance for loan losses	(7,312)	(7,908)
Loans, net	728,005	683,491
Premises and equipment, net	43,308	44,943
Bank-owned life insurance	31,870	21,016
Other real estate owned	5,603	6,683
Mortgage servicing rights	859	1,057
Deferred tax asset, net	957	2,238
Accrued interest receivable	3,435	4,003
Other assets	5,837	6,301
Total assets	$1,282,091	$1,336,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$39,542	$33,261
Interest-bearing	765,079	774,373
Total deposits	804,621	807,634
Federal Home Loan Bank advances	252,000	262,000
Other secured borrowings	8,000	58,000
Accrued expenses and other liabilities	12,671	10,056
Total liabilities	1,077,292	1,137,690
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,435,300 shares issued and outstanding at September 30, 2012 and 11,314,713 shares issued and outstanding at December 31, 2011	114	113
Additional paid-in capital	106,186	105,637
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 847,458 shares at September 30, 2012 and 876,024 shares at December 31, 2011	(8,475)	(8,760)
Retained earnings	100,718	96,179
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	8,372	7,971
Unrealized loss on pension plan, net of income taxes	(2,116)	(2,116)
Total accumulated other comprehensive income	6,256	5,855
Total stockholders’ equity	204,799	199,024
Total liabilities and stockholders’ equity	$1,282,091	$1,336,714

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$9,753	$9,806	$29,139	$29,696
Securities — taxable	2,742	3,886	9,331	10,974
Total interest income	12,495	13,692	38,470	40,670
Interest expense:
Deposits	1,530	1,755	4,781	5,603
Borrowed funds	981	1,519	3,831	4,256
Total interest expense	2,511	3,274	8,612	9,859
Net interest income	9,984	10,418	29,858	30,811
Provision for loan losses	550	550	1,950	1,550
Net interest income after provision for loan losses	9,434	9,868	27,908	29,261
Noninterest income:
Service charges and other fees	2,263	2,280	6,541	7,047
Net gains on sales of loans	941	380	1,761	563
Net gains on sales of securities available for sale	762	—	860	11
Net losses on disposition of premises and equipment	(1)	(1)	—	(6)
Net losses on sales of repossessed assets	(91)	(413)	(65)	(391)
Commissions	341	246	1,080	615
Increase in cash surrender value of bank-owned life insurance	317	242	854	718
Other income	172	159	497	658
Total noninterest income	4,704	2,893	11,528	9,215
Noninterest expense:
Salaries and benefits	6,059	5,815	18,226	17,457
Software and equipment maintenance	547	596	1,765	1,803
Depreciation of furniture, software, and equipment	432	638	1,321	2,136
FDIC insurance	211	190	635	863
Net loss on write-down of other real estate owned	41	714	773	2,226
Real estate owned expense	47	176	135	387
Service fees	116	125	353	374
Communications costs	267	230	806	694
Other operations expense	733	868	2,296	2,745
Occupancy	1,004	911	2,918	2,675
Professional and outside services	1,063	823	2,919	2,459
Loan servicing	44	94	205	311
Marketing	144	130	362	446
Total noninterest expense	10,708	11,310	32,714	34,576
Income before income tax expense	3,430	1,451	6,722	3,900
Income tax expense	1,134	418	2,183	1,131
Net income	$2,296	$1,033	$4,539	$2,769
Earnings per share:
Basic	$0.22	$0.10	$0.44	$0.26
Diluted	$0.22	$0.10	$0.44	$0.26
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$2,296	$1,033	$4,539	$2,769

Change in unrealized gains on securities available for sale	635	7,659	1,467	14,032
Reclassification of amount realized through sale of securities	(762)	—	(860)	(11)
Income tax effect	43	(2,604)	(206)	(4,767)
Other comprehensive income, net of income tax	(84)	5,055	401	9,254
Comprehensive income	$2,212	$6,088	$4,940	$12,023
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at January 1, 2012	$113	$105,637	$(8,760)	$96,179	$5,855	$199,024
ESOP shares allocated, 28,566 shares	—	288	285	—	—	573
Stock purchased and retired at cost, 42,500 shares	—	(893)	—	—	—	(893)
Share-based compensation expense	—	955	—	—	—	955
Tax benefit from the exercise of stock options and the vesting of restricted stock	—	61	—	—	—	61
Stock options exercised, 9,873 shares	—	139	—	—	—	139
Restricted stock issued, net of forfeitures, 155,697 shares	1	(1)	—	—	—	—
Net income	—	—	—	4,539	—	4,539
Other comprehensive income	—	—	—	—	401	401
Balances at September 30, 2012	$114	$106,186	$(8,475)	$100,718	$6,256	$204,799
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,539	$2,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,597	3,349
Provision for loan losses	1,950	1,550
Amortization of net premium on investments	3,420	2,895
Amortization and impairment of mortgage servicing rights	457	322
Net gains on sales of securities available for sale	(860)	(11)
Net gains on sales of loans	(1,761)	(563)
Proceeds from sales of loans held for sale	40,514	7,370
Loans originated for sale	(44,388)	(7,484)
Net losses on write-down of other real estate owned	773	2,226
Net losses on disposition of premises and equipment	—	6
Net losses on sales of repossessed assets	65	391
Increase in cash surrender value of bank-owned life insurance	(854)	(718)
Federal Home Loan Bank stock dividends	(33)	(18)
ESOP compensation expense	573	423
Share-based compensation	955	159
Excess tax benefit from share-based compensation	(61)	—
Changes in operating assets and liabilities:
Accrued interest receivable	568	(400)
Other assets	1,430	1,380
Accrued interest payable and other liabilities	2,615	4,554
Net cash provided by operating activities	12,499	18,200
Cash flows from investing activities:
Securities available for sale:
Purchases	(32,075)	(340,814)
Proceeds from sales	60,440	71,782
Proceeds from maturities, calls and principal repayments	99,369	70,207
Purchases of other investments	(1,912)	(11,105)
Redemptions of other investments	628	606
Purchase of bank-owned life insurance	(10,000)	—
Net increase in loans held for investment	(59,965)	(32,980)
Proceeds from sales of loans held for investment	9,265	22,634
Purchases of premises and equipment	(977)	(838)
Proceeds from sales of premises and equipment	15	30
Proceeds from sales of foreclosed assets	2,201	1,944
Proceeds from sales of other real estate owned	1,971	5,256
Net cash provided by (used in) investing activities	68,960	(213,278)
Cash flows from financing activities:
Net (decrease) increase in deposits	(3,013)	4,764
Net (decrease) increase in Federal Home Loan Bank advances	(10,000)	206,000
Net decrease in other secured borrowings	(50,000)	—
Proceeds from stock options exercised	139	—
Excess tax benefit from share-based compensation	61	—
Purchase of common stock	(893)	(9,185)
Net cash (used in) provided by financing activities	(63,706)	201,579
Net increase in cash and cash equivalents	17,753	6,501
Cash and cash equivalents, beginning of period	21,158	24,597
Cash and cash equivalents, end of period	$38,911	$31,098
Supplemental cash flow information:
Interest paid	$9,101	$9,790
Income tax paid, net of refunds	$1,036	$(20)
Non-cash transactions:
Loans transferred to other real estate owned	$1,739	$2,417
Loans transferred to foreclosed assets	$2,274	$1,886
Loans transferred to other investments	$631	$—
Unrealized gain on securities available for sale	$1,467	$14,032
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012. In management’s opinion, the interim data as of September 30, 2012 and for the three- and nine- month periods ended September 30, 2012 and 2011 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank, the Company’s wholly-owned subsidiary.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 3 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of September 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012
U. S. government sponsored mortgage-backed securities	$196,621	$8,207	$—	$204,828
U. S. government sponsored collateralized mortgage obligations	184,949	4,163	(28)	189,084
Other equity securities	6,000	342	—	6,342
Total investment securities available for sale	$387,570	$12,712	$(28)	$400,254
December 31, 2011
U. S. government sponsored mortgage-backed securities	$235,574	$6,106	$(4)	$241,676
U. S. government sponsored collateralized mortgage obligations	277,290	5,784	(49)	283,025
Other equity securities	5,000	240	—	5,240
Total investment securities available for sale	$517,864	$12,130	$(53)	$529,941
Investment securities available for sale with gross unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2012
U. S. government sponsored collateralized mortgage obligations	$9,776	$(28)	$—	$—	$9,776	$(28)
	$9,776	$(28)	$—	$—	$9,776	$(28)
December 31, 2011
U. S. government sponsored mortgage-backed securities	$5,148	$(4)	$—	$—	$5,148	$(4)
U. S. government sponsored collateralized mortgage obligations	14,542	(39)	944	(10)	15,486	(49)
	$19,690	$(43)	$944	$(10)	$20,634	$(53)
At September 30, 2012, the Company owned 161 investment securities of which four had unrealized losses. At December 31, 2011, the Company owned 204 investment securities of which 11 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on September 30, 2012 and December 31, 2011, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The amortized cost and fair value of securities available for sale by contractual maturity at September 30, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due from one to five years	812	854
Due from five to ten years	6,119	6,549
Due after ten years	374,639	386,509
Equity securities	6,000	6,342
Total	$387,570	$400,254
Investment securities with an amortized cost of $322.1 million and $451.0 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with a fair value of $8.7 million and $64.4 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure other borrowings.
Sales activity of securities available for sale for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds from sales of investment securities	$33,873	$—	$60,440	$71,782
Gross gains from sales of investment securities	762	—	860	2,922
Gross losses from sales of investment securities	—	—	—	(2,911)
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	September 30, 2012	December 31, 2011
	(In thousands)
Residential Real Estate Loans:
One- to four-family	$256,427	$270,426
Home equity	20,495	22,074
Total residential real estate loans	276,922	292,500
Commercial Loans:
Commercial real estate	83,831	87,650
Real estate construction	48,907	48,128
Commercial business	55,385	36,648
Total commercial loans	188,123	172,426
Consumer Loans:
Automobile, indirect	223,018	184,093
Automobile, direct	26,989	23,316
Other consumer	17,268	17,354
Total consumer loans	267,275	224,763
Total loans	732,320	689,689
Plus (less):
Deferred fees and discounts	2,997	1,710
Allowance for loan losses	(7,312)	(7,908)
Total loans receivable, net	$728,005	$683,491

The Company originates one- to four-family residential real estate loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“FNMA”). Residential real estate loans serviced for FNMA are not included as assets on the consolidated balance sheets. The following table presents loans sold and serviced as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Principal balances of the loans sold and serviced for FNMA	$149,339	$132,721
Mortgage servicing rights associated with the mortgage loans serviced for FNMA	859	1,057

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents loans identified as impaired by class of loans as of September 30, 2012 and December 31, 2011:

	Recorded Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Interest Income Recognized
	(In thousands)
September 30, 2012
With no related allowance recorded:
One- to four-family	$7,585	$7,585	$—	$7,948	$190
Home equity	32	32	—	55	2
Commercial real estate	6,294	6,294	—	7,195	109
Real estate construction	—	—	—	232	—
Commercial business	989	989	—	1,459	31
Automobile, indirect	494	494	—	486	14
Automobile, direct	52	52	—	64	4
Other consumer	4	4	—	4	—
Impaired loans with no related allowance recorded	15,450	15,450	—	17,443	350
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	5,401	5,401	100	6,182	86
Commercial business	1,055	1,055	452	1,164	13
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	6,456	6,456	552	7,346	99
Total	$21,906	$21,906	$552	$24,789	$449

December 31, 2011
With no related allowance recorded:
One- to four-family	$5,706	$5,706	$—	$5,873	$222
Home equity	236	236	—	298	3
Commercial real estate	11,882	11,882	—	12,508	243
Real estate construction	766	766	—	1,549	24
Commercial business	2,545	2,545	—	2,106	61
Automobile, indirect	503	503	—	453	23
Automobile, direct	69	69	—	95	8
Other consumer	5	5	—	5	—
Impaired loans with no related allowance recorded	21,712	21,712	—	22,887	584
With an allowance recorded:
One- to four-family	$3,193	$3,193	$131	$3,236	$104
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	6,891	6,891	517	8,195	202
Commercial business	1,074	1,074	718	954	15
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	11,158	11,158	1,366	12,385	321
Total	$32,870	$32,870	$1,366	$35,272	$905

For the nine months ended September 30, 2011, the average recorded investment in impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired were $36.1 million and $707,000, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

As of September 30, 2012, no additional funds were committed to be advanced in connection with impaired loans. As of December 31, 2011, the Company had $39,000 of additional funds committed to be advanced in connection with impaired loans.
The following table presents the recorded investment in non-accrual loans by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Residential Real Estate Loans:
One- to four-family	$1,425	$1,244
Home equity	—	204
Commercial Loans:
Commercial real estate	5,470	5,731
Real estate construction	—	766
Commercial business	1,346	1,548
Consumer Loans:
Automobile, indirect	119	142
Automobile, direct	1	—
Total	$8,361	$9,635
There were no loans greater than 90 days past due that continued to accrue interest at September 30, 2012 or December 31, 2011.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
September 30, 2012:
Residential real estate loans:
One- to four-family	$—	$228	$1,293	$1,521	$254,906	$256,427
Home equity	8	50	—	58	20,437	20,495
Commercial loans:
Commercial real estate	130	—	3,601	3,731	80,100	83,831
Real estate construction	340	—	—	340	48,567	48,907
Commercial business	12	—	—	12	55,373	55,385
Consumer loans:
Automobile, indirect	1,290	469	119	1,878	221,140	223,018
Automobile, direct	51	13	1	65	26,924	26,989
Other consumer	114	39	—	153	17,115	17,268
Total loans	$1,945	$799	$5,014	$7,758	$724,562	$732,320

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
December 31, 2011:
Residential real estate loans:
One- to four-family	$2,356	$557	$1,105	$4,018	$266,408	$270,426
Home equity	78	—	204	282	21,792	22,074
Commercial loans:
Commercial real estate	3,601	—	123	3,724	83,926	87,650
Real estate construction	—	—	—	—	48,128	48,128
Commercial business	—	369	144	513	36,135	36,648
Consumer loans:
Automobile, indirect	1,514	384	141	2,039	182,054	184,093
Automobile, direct	26	13	—	39	23,277	23,316
Other consumer	77	10	—	87	17,267	17,354
Total loans	$7,652	$1,333	$1,717	$10,702	$678,987	$689,689
Our methodology for evaluating the adequacy of the allowance for loan losses consists of:

•	a specific loss component which is the allowance for impaired loans; and

•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss.
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
Loans not meeting the criteria described above are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of September 30, 2012 and December 31, 2011:

	Commercial Real Estate	Real Estate Construction	Commercial Business	One- to Four- Family	Total
	(In thousands)
September 30, 2012:
Pass	$74,924	$42,924	$50,194	$16,152	$184,194
Special Mention	1,260	340	2,270	—	3,870
Substandard	7,647	5,643	2,921	—	16,211
Doubtful	—	—	—	—	—
	$83,831	$48,907	$55,385	$16,152	$204,275
December 31, 2011:
Pass	$71,369	$39,870	$28,810	$16,651	$156,700
Special Mention	1,210	340	81	—	1,631
Substandard	15,071	7,918	7,757	3,333	34,079
Doubtful	—	—	—	—	—
	$87,650	$48,128	$36,648	$19,984	$192,410
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
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of September 30, 2012 and December 31, 2011:

	One- to Four- Family	Home Equity	Total
	(In thousands)
September 30, 2012:
Prime	$193,742	$19,724	$213,466
Subprime	46,533	771	47,304
	$240,275	$20,495	$260,770
December 31, 2011:
Prime	$211,522	$21,557	$233,079
Subprime	38,920	517	39,437
	$250,442	$22,074	$272,516

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a subprime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of September 30, 2012 and December 31, 2011:

Risk Tier	Credit Score	Automobile, indirect	Automobile, direct	Other consumer	Total
	(In thousands)
September 30, 2012:
A	720+	$112,191	$19,611	$12,811	$144,613
B	690–719	46,085	3,727	2,331	52,143
C	661–689	35,842	2,062	1,599	39,503
D	660 and under	28,900	1,589	527	31,016
		$223,018	$26,989	$17,268	$267,275
December 31, 2011:
A	720+	$72,745	$17,098	$13,205	$103,048
B	690–719	42,386	2,747	2,207	47,340
C	661–689	34,878	1,833	1,376	38,087
D	660 and under	34,084	1,638	566	36,288
		$184,093	$23,316	$17,354	$224,763

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment based on impairment method for the three and nine months ended September 30, 2012 and 2011:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
September 30, 2012:
Allowance for loan losses for the three months ended:
Beginning balance	$1,134	$2,933	$3,089	$7,156
Charge-offs	(2)	(65)	(606)	(673)
Recoveries of loans previously charged-off	82	45	152	279
Provision for loan losses	(180)	425	305	550
Ending balance	$1,034	$3,338	$2,940	$7,312
Allowance for loan losses for the nine months ended:
Beginning balance	$1,268	$3,443	$3,197	$7,908
Charge-offs	(79)	(1,300)	(1,797)	(3,176)
Recoveries of loans previously charged-off	112	100	418	630
Provision for loan losses	(267)	1,095	1,122	1,950
Ending balance	$1,034	$3,338	$2,940	$7,312
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$552	$—	$552
Collectively evaluated for impairment	1,034	2,786	2,940	6,760
Total ending balance	$1,034	$3,338	$2,940	$7,312
September 30, 2011:
Allowance for loan losses for the three months ended:
Beginning balance	$1,311	$4,268	$3,059	$8,638
Charge-offs	(71)	(241)	(505)	(817)
Recoveries of loans previously charged-off	12	8	98	118
Provision for loan losses	(80)	338	292	550
Ending balance	$1,172	$4,373	$2,944	$8,489
Allowance for loan losses for the nine months ended:
Beginning balance	$1,365	$4,901	$2,666	$8,932
Charge-offs	(161)	(422)	(1,760)	(2,343)
Recoveries of loans previously charged-off	13	68	269	350
Provision for loan losses	(45)	(174)	1,769	1,550
Ending balance	$1,172	$4,373	$2,944	$8,489
Ending balance attributable to loans:
Individually evaluated for impairment	$131	$2,193	$—	$2,324
Collectively evaluated for impairment	1,041	2,180	2,944	6,165
Total ending balance	$1,172	$4,373	$2,944	$8,489

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company’s recorded investment in loans as of September 30, 2012, December 31, 2011, and September 30, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
September 30, 2012:
Loans individually evaluated for impairment	$7,617	$13,739	$550	$21,906
Loans collectively evaluated for impairment	269,305	174,384	266,725	710,414
Total ending balance	$276,922	$188,123	$267,275	$732,320
December 31, 2011:
Loans individually evaluated for impairment	$9,135	$23,158	$577	$32,870
Loans collectively evaluated for impairment	283,365	149,268	224,186	656,819
Total ending balance	$292,500	$172,426	$224,763	$689,689
September 30, 2011:
Loans individually evaluated for impairment	$10,139	$24,084	$494	$34,717
Loans collectively evaluated for impairment	276,160	150,685	211,397	638,242
Total ending balance	$286,299	$174,769	$211,891	$672,959
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
A summary of the Company’s loans classified as TDRs at September 30, 2012 and December 31, 2011 is presented below:

	September 30, 2012	December 31, 2011
	(In thousands)
TDR
Residential Real Estate	$7,087	$7,687
Commercial	11,565	20,004
Consumer	430	435
Total TDR	19,082	28,126
Less: TDR in non-accrual status
Residential Real Estate	895	—
Commercial	5,340	6,530
Consumer	—	—
Total performing TDR	$12,847	$21,596

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company may grant concessions through a number of different restructuring methods. The following table presents the outstanding principal balance of loans by class and by method of concession that were the subject of a TDR during the nine months ended September 30, 2012 and 2011:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2012:
Interest rate reduction	$—	$—	$97	$97
Loan maturity extension	—	—	38	38
Forbearance	—	—	—	—
Principal reduction	—	—	23	23
Total	$—	$—	$158	$158
Nine Months Ended September 30, 2011:
Interest rate reduction	$127	$11,329	$41	$11,497
Loan maturity extension	—	1,427	3	1,430
Forbearance	646	408	—	1,054
Principal reduction	—	—	24	24
Total	$773	$13,164	$68	$14,005

The following table presents the number of loans modified and the balances before and after modification for the nine months ended September 30, 2012 and 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(Dollar amounts in thousands)
Nine Months Ended September 30, 2012:
Residential Real Estate	—	$—	$—
Commercial	—	—	—
Consumer	11	173	170
Total	11	$173	$170
Nine Months Ended September 30, 2011:
Residential Real Estate	3	$810	$810
Commercial	9	14,867	14,867
Consumer	7	81	76
Total	19	$15,758	$15,753

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

There were no TDR loans which had payment defaults during the nine months ended September 30, 2012. TDR loans which had payment defaults during the nine months ended September 30, 2011, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

	Number of Loans	Recorded Balance
	(Dollar amounts in thousands)
Nine Months Ended September 30, 2011:
Residential Real Estate	2	$646
Commercial	2	793
Consumer	—	—
Total	4	$1,439
Included in the impaired loans as of September 30, 2012 and December 31, 2011 were TDRs of $19.1 million and $28.1 million, respectively. The Company has allocated $100,000 and $517,000 of specific reserves to customers whose loan terms have been modified as TDRs at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, no additional funds were committed to be advanced in connection with TDRs. As of December 31, 2011, $39,000 of additional funds were committed to be advanced in connection with TDRs
The Company’s other real estate owned and foreclosed assets represent properties and personal collateral acquired through customer loan defaults. The property is recorded at fair value less the estimated costs to sell at the date acquired. Any difference between the book value and estimated market value is recognized as a charge-off through the allowance for loan losses. Subsequently, should the fair market value of an asset less the estimated cost to sell decline to less than the carrying amount of the asset, the deficiency is recognized in the period in which it becomes known and is included in noninterest expense.
At September 30, 2012 and December 31, 2011, the Company had balances in non-performing assets consisting of the following:

	September 30, 2012	December 31, 2011
	(Dollar amounts in thousands)
Other real estate owned and foreclosed assets
Residential Real Estate	$1,301	$893
Commercial	4,302	5,790
Consumer	317	227
Total other real estate owned and foreclosed assets	5,920	6,910
Total non-accrual loans	8,361	9,635
Total non-performing assets	$14,281	$16,545
Non-accrual loans/Total loans	1.14%	1.40%
Non-performing assets/Total assets	1.11%	1.24%
NOTE 5 — Other Secured Borrowings
Beginning July 26, 2007, the Company entered into sales of securities under agreements to repurchase (“Repurchase Agreements”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreements are structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreements are treated as financing and the obligation to repurchase securities sold are included in other secured borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $8.0 million and $58.0 million in repurchase agreements outstanding at September 30, 2012 and December 31, 2011, respectively. These repurchase agreements were secured by investment securities with a fair value of $8.7 million and $64.4 million at September 30, 2012 and December 31, 2011, respectively.
A $50.0 million repurchase agreement matured on July 26, 2012 and was repaid utilizing proceeds from the sales of securities available for sale.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 6 — Employee Benefit Plans
Employee Stock Ownership Plan
OmniAmerican Bank adopted an Employee Stock Ownership Plan (“ESOP”) effective January 1, 2010. The ESOP enables all eligible employees of OmniAmerican Bank to share in the growth of the Company through the acquisition of Company common stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining age 21.
The ESOP purchased 8% of the shares sold in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9.5 million. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561,000 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of September 30, 2012 and December 31, 2011). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.
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
The ESOP shares as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Allocated shares	104,742	76,176
Unearned shares	847,458	876,024
Total ESOP shares	952,200	952,200
Fair value of unearned shares (in thousands)	$19,263	$13,754
Compensation expense recognized from the release of shares from the ESOP (in thousands)	573	567
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The net periodic pension cost for the three and nine months ended September 30, 2012 and 2011 includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Interest cost on projected benefit obligation	$64	$63	$192	$187
Expected return on assets	(62)	(63)	(185)	(188)
Amortization of net loss	33	16	99	49
Net periodic pension cost	$35	$16	$106	$48
Share-Based Compensation

At its annual meeting held May 24, 2011, the Company’s shareholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan (the “Plan”) which provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution by the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available. Share-based compensation expense for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Share-based compensation expense	$345	$117	$955	$159
Restricted Stock
Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Shares awarded to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Shares awarded to directors vest at rates of 20% to 33.3% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution were 476,100 at September 30, 2012, of which 275,038 shares had been issued under the Plan through September 30, 2012.
A summary of changes in the Company’s non-vested restricted shares for the nine months ended September 30, 2012 follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at January 1, 2012	118,738	$14.15
Granted	156,300	21.03
Vested	(29,612)	14.15
Forfeited	(603)	14.15
Non-vested at September 30, 2012	244,823	$18.54

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

As of September 30, 2012, the Company had $3.3 million of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 4.28 years. The Company applied an estimated forfeiture rate of 17.84% to employees’ and 0.00% to directors’ shares based on the historical turnover rates.
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
The weighted-average fair value of each stock option granted during the nine months ended September 30, 2012 was $8.47. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

Risk-free interest rate	1.12%
Expected term of stock options — for officers and employees (years)	7.50
Expected term of stock options — for directors (years)	7.50
Expected stock price volatility	36.71%
Expected dividends	—%
Forfeiture rate — for officers and employees	17.84%
Forfeiture rate — for directors	—%

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

A summary of activity in the stock option portion of the Plan for the nine months ended September 30, 2012 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2012	373,552	$14.15	9.46	$3,205
Granted	134,200	20.61	9.74	284
Exercised	(9,873)	14.15	—	(84)
Forfeited	(7,214)	14.15	—	(62)
Outstanding at September 30, 2012	490,665	$15.92	8.99	$3,343
Fully vested and expected to vest	373,194	$15.82	8.97	$2,579
Exercisable at September 30, 2012	72,979	$14.15	8.71	$626
As of September 30, 2012, the Company had $1.8 million of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.91 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of September 30, 2012.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Earnings:
Net income	$2,296	$1,033	$4,539	$2,769
Basic shares:
Weighted-average common shares outstanding	11,419,035	11,573,028	11,297,903	11,749,960
Less: Average unallocated ESOP shares	(850,632)	(888,720)	(860,154)	(899,829)
Average unvested restricted stock awards	(229,611)	(118,738)	(107,081)	(47,843)
Average shares for basic earnings per share	10,338,792	10,565,570	10,330,668	10,802,288
Net income per common share, basic	$0.22	$0.10	$0.44	$0.26
Diluted shares:
Weighted-average common shares outstanding for basic earnings per common share	10,338,792	10,565,570	10,330,668	10,802,288
Add: Dilutive effects of share-based compensation plan	81,590	4,338	51,977	2,839
Average shares for diluted earnings per share	10,420,382	10,569,908	10,382,645	10,805,127
Net income per common share, diluted	$0.22	$0.10	$0.44	$0.26

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012, Using			Total Fair Value at September 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
U. S. government sponsored mortgage-backed securities	$—	$204,828	$—	$204,828
U. S. government sponsored collateralized mortgage obligations	—	189,084	—	189,084
Other equity securities	—	6,342	—	6,342

	Fair Value Measurements at December 31, 2011 Using			Total Fair Value at December 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
U.S. government sponsored mortgage-back securities	$—	$241,676	$—	$241,676
U.S. government sponsored collateralized mortgage obligations	—	283,025	—	283,025
Other equity securities	—	5,240	—	5,240

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
Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Company’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. Therefore, the Company has categorized its impaired loans as Level 3. The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Carrying value of impaired loans	$6,456	$9,085
Specific reserve	(552)	(1,492)
Fair Value	$5,904	$7,593
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are classified as Level 3 because they are obtained from independent third-party valuations through an analysis of cash flows and incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, such as the market’s perception of future interest rate movements. At September 30, 2012 and December 31, 2011, the Company’s mortgage servicing rights were recorded at $859,000 and $1.1 million, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned. Other real estate owned is carried at fair value less estimated selling costs (as determined by independent appraisal) within Level 3 of the fair value hierarchy. At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. The fair value is reviewed periodically and subsequent write-downs are recorded accordingly. The following table represents other real estate owned that was remeasured and reported at fair value as of September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Carrying value of other real estate owned prior to remeasurement	$7,314	$16,721
Less: charge-offs recognized in the allowance for loan losses at initial acquisition	(207)	(234)
Less: subsequent write-downs included in net loss on write-down of other real estate owned	(773)	(2,226)
Less: sales of other real estate owned	(875)	(5,667)
Carrying value of remeasured other real estate owned at end of period	$5,459	$8,594
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2012 and December 31, 2011 were summarized as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$38,911	$38,911	$21,158	$21,158
Level 2 inputs:
Securities available for sale	400,254	400,254	529,941	529,941
Other investments	15,407	15,407	13,465	13,465
Loans held for sale	7,645	7,645	2,418	2,418
Accrued interest receivable	3,435	3,435	4,003	4,003
Level 3 inputs:
Loans, net	728,005	739,334	683,491	702,509
Mortgage servicing rights	859	859	1,057	1,057
Financial liabilities:
Level 2 inputs:
Federal Home Loan Bank advances	$252,000	$253,361	$262,000	$263,760
Accrued interest payable	497	497	986	986
Level 3 inputs:
Deposits	804,621	809,629	807,634	811,900
Other secured borrowings	8,000	8,143	58,000	59,376
Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

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
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations, and to a lesser extent equity securities. At September 30, 2012, our investment securities portfolio had an amortized cost of $387.6 million.
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
Proposed Change to Regulatory Capital
On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us and the Bank. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) subsequently approved these proposed rules on June 12, 2012. The proposed rules were published on August 30, 2012 and implement Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The period for public comments on the three proposed rules was extended to October 22, 2012 and the banking agencies are reviewing the comments and will publish final rules, which may vary substantially from the proposed rules. Management is monitoring these regulatory capital changes closely.

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
The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, and unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.
Critical Accounting Policies
There are no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011
Assets. Total assets decreased $54.6 million, or 4.1%, to $1.28 billion at September 30, 2012 from $1.34 billion at December 31, 2011. The decrease was primarily the result of a decrease in securities available for sale of $129.6 million, partially offset by increases in loans, net of the allowance for loan losses and deferred fees and discounts, of $44.5 million, total cash and cash equivalents of $17.7 million, and bank-owned life insurance of $10.9 million.
Cash and Cash Equivalents. Total cash and cash equivalents increased $17.7 million, or 83.5%, to $38.9 million at September 30, 2012 from $21.2 million at December 31, 2011. The increase in total cash and cash equivalents reflects $197.4 million in cash received from loan principal repayments, $99.4 million in proceeds from principal repayments and maturities of securities, $60.4 million in proceeds from the sales of securities available for sale, and $49.8 million of proceeds from the sales of loans. These increases were partially offset by $292.7 million in cash used to originate loans, $50.0 million in cash used to repay other secured borrowings, $32.1 million in cash used to purchase securities classified as available for sale, and $10.0 million in cash used to purchase bank-owned life insurance. The loans sold during the nine months ended September 30, 2012 consisted primarily of one- to four-family residential real estate loans with terms 15 years or greater. These loans were sold in order to manage our interest rate risk.
Securities. Securities classified as available for sale decreased $129.6 million, or 24.5%, to $400.3 million at September 30, 2012 from $529.9 million at December 31, 2011. The decrease in securities classified as available for sale reflected principal repayments and maturities of $99.4 million, sales of investment securities of $59.6 million, and amortization of net premiums on investments of $3.4 million. The decrease was partially offset by purchases of $32.1 million of securities during the nine months ended September 30, 2012. At September 30, 2012, securities classified as available for sale consisted primarily of government sponsored mortgage-backed securities, government sponsored collateralized mortgage obligations, and other equity securities.
Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, increased $44.5 million, or 6.5%, to $728.0 million at September 30, 2012 from $683.5 million at December 31, 2011. Automobile loans (consisting of direct and indirect loans) increased $42.6 million, or 20.5%, to $250.0 million at September 30, 2012 from $207.4 million at December 31, 2011, related primarily to our refocused sales initiatives and competitive rate structure. Commercial business loans increased $18.8 million, or 51.4%, to $55.4 million at September 30, 2012 from $36.6 million at December 31, 2011. The increase in commercial business loans was primarily due to the stabilization of our commercial lending team and our marketing efforts to grow the business. Real estate construction loans increased $779,000, or 1.6%, to $48.9 million at September 30, 2012 from $48.1 million at December 31, 2011, as new construction borrowing demand increased in our market area. One- to four-family residential real estate loans decreased $14.0 million, or 5.2%, to $256.4 million at September 30, 2012 from $270.4 million at December 31, 2011. The decrease in one- to four-family residential real estate loans was primarily due to the increase in loan sales. Commercial real estate loans decreased $3.9 million, or 4.4%, to $83.8 million at September 30, 2012 from $87.7 million at December 31, 2011, related primarily to principal repayments on loans classified as troubled debt restructuring, partially offset by an increase in new borrowing demand in our market area. Home equity loans decreased $1.6 million, or 7.2%, to $20.5 million at September 30, 2012 from $22.1 million at December 31, 2011, as these loans are maturing and paying off. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while containing the potential for risk of loss.

Allowance for Loan Losses. The allowance for loan losses decreased $596,000, or 7.5%, to $7.3 million at September 30, 2012 from $7.9 million at December 31, 2011. The allowance for loan losses represented 1.00% and 1.15% of total loans at September 30, 2012 and December 31, 2011, respectively. The decrease in the allowance for loan losses was primarily attributable to decreases in the allowance related to real estate construction, automobile, and one- to four-family loans. Included in the allowance for loan losses at September 30, 2012 were specific reserves of $552,000 related to four impaired loans with balances totaling $6.5 million. Impaired loans with balances totaling $15.4 million did not require specific reserves at September 30, 2012. The allowance for loan losses at December 31, 2011 included specific reserves of $1.4 million related to five impaired loans with balances totaling $11.2 million. Impaired loans with balances totaling $21.7 million did not require specific reserves at December 31, 2011. The balance of unimpaired loans increased $53.6 million, or 8.2%, to $710.4 million at September 30, 2012 from $656.8 million at December 31, 2011. The allowance for loan losses related to unimpaired loans increased $218,000, or 3.4%, to $6.7 million at September 30, 2012 from $6.5 million at December 31, 2011.
The significant changes in the amount of the allowance for loan losses during the nine months ended September 30, 2012 related to: (i) a 417,000 decrease in the allowance for loan losses attributable to impaired real estate construction loans resulting from a decrease in the specific reserve on one impaired loan, reflecting principal payments made on the loan in the nine months ended September 30, 2012; and (ii) a $284,000 decrease in the allowance for loan losses attributable to automobile loans primarily due to a decrease in net charge-offs to $1.1 million, or 0.65% of average loans (annualized), for the nine months ended September 30, 2012, from $1.7 million, or 0.87% of average loans, for the twelve months ended December 31, 2011. Management also considered local economic factors and unemployment as well as the higher risk profile of real estate construction and automobile loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Bank-Owned Life Insurance. Bank-owned life insurance increased $10.9 million, or 51.9%, to $31.9 million at September 30, 2012 from $21.0 million at December 31, 2011. The increase in bank-owned life insurance primarily reflects purchases of $10.0 million of life insurance policies on certain key employees to help offset costs associated with the Company’s compensation and benefits programs and to generate competitive investment yields.
Deposits. Deposits decreased $3.0 million, or 0.4%, to $804.6 million at September 30, 2012 from $807.6 million at December 31, 2011. The decrease in deposits was primarily attributable to a decrease in savings deposits and certificates of deposits, partially offset by an increase in money market deposits, non-interest bearing demand deposits, and interest-bearing demand deposits. Savings deposits decreased $63.4 million, or 37.6%, to $105.0 million at September 30, 2012 from $168.4 million at December 31, 2011. Certificates of deposit decreased $23.0 million, or 7.2%, to $295.7 million at September 30, 2012 from $318.7 million at December 31, 2011. The decrease in certificates of deposits resulted from certificates of deposit that matured and were not renewed. Money market deposits increased $75.0 million, or 49.5%, to $226.4 million at September 30, 2012 from $151.4 million at December 31, 2011. Noninterest-bearing demand deposits increased $6.2 million, or 18.6%, to $39.5 million at September 30, 2012 from $33.3 million at December 31, 2011. Interest-bearing demand deposits increased $2.2 million, or 1.6%, to $138.0 million at September 30, 2012 from $135.8 million at December 31, 2011. The changes in the balances of our savings deposits, money market deposits, and demand deposits were primarily the result of the redesign of our transaction account products in the first quarter of 2012.
Borrowings. Federal Home Loan Bank advances decreased $10.0 million, or 3.8%, to $252.0 million at September 30, 2012 from $262.0 million at December 31, 2011. The decrease in Federal Home Loan Bank advances was attributable to scheduled maturities of $257.5 million, partially offset by advances of $247.5 million during the nine months ended September 30, 2012. Other secured borrowings decreased $50.0 million, or 86.2%, to $8.0 million at September 30, 2012 from $58.0 million at December 31, 2011, due to the maturity and repayment of $50.0 million of repurchase agreements.
Stockholders’ Equity. At September 30, 2012, our stockholders’ equity was $204.8 million, an increase of $5.8 million, or 2.9%, from $199.0 million at December 31, 2011. This increase was primarily attributable to net income of $4.5 million for the nine months ended September 30, 2012, share-based compensation expense of $955,000, ESOP compensation expense of $573,000, and an increase of $401,000 in accumulated other comprehensive income to $6.3 million at September 30, 2012 compared to $5.8 million at December 31, 2011. These increases were partially offset by a decrease due to the purchase of 42,500 shares of our common stock at a cost of $893,000 during the nine months ended September 30, 2012.
Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011
General. Net income increased $1.3 million, or 130.0%, to $2.3 million for the three months ended September 30, 2012 from $1.0 million for the prior year period. The increase in net income for the three months ended September 30, 2012 reflected an increase in noninterest income of $1.8 million and a decrease in noninterest expense of $602,000, partially offset by an increase in income tax expense of $716,000 and a decrease in net interest income of $434,000.

Interest Income. Interest income decreased $1.2 million, or 8.8%, to $12.5 million for the three months ended September 30, 2012 from $13.7 million for the three months ended September 30, 2011. The decrease resulted primarily from a decrease in the average yield on interest-earning assets of 34 basis points to 4.13% for the three months ended September 30, 2012 from 4.47% for the three months ended September 30, 2011. In addition to the decrease in the average yield on interest-earning assets was a decrease of $13.6 million, or 1.1%, in the average balance of interest-earning assets to $1.21 billion for the three months ended September 30, 2012 from $1.22 billion for the three months ended September 30, 2011. The decrease in our average yield on interest-earning assets during the three months ended September 30, 2012 as compared to the prior year period was due to the sustained low short-term market interest rate environment.
Interest income on loans decreased $53,000, or 0.5%, to $9.7 million for the three months ended September 30, 2012 from $9.8 million for the three months ended September 30, 2011. The decrease resulted primarily from a decrease in the average yield on our loan portfolio of 68 basis points to 5.19% for the three months ended September 30, 2012 from 5.87% for the three months ended September 30, 2011, partially offset by an increase in the average balance of loans of $83.1 million, or 12.4%, to $751.1 million for the three months ended September 30, 2012 from $668.0 million for the three months ended September 30, 2011.
Interest income on investment securities decreased $1.2 million, or 30.8%, to $2.7 million for the three months ended September 30, 2012 from $3.9 million for the three months ended September 30, 2011. The decrease resulted primarily from a $100.3 million, or 18.6%, decrease in the average balance of our securities portfolio to $439.6 million for the three months ended September 30, 2012 from $539.9 million for the three months ended September 30, 2011, due to maturities and sales of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations. In addition to the decrease in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio of 39 basis points to 2.47% for the three months ended September 30, 2012 from 2.86% for the three months ended September 30, 2011.
Interest Expense. Interest expense decreased by $763,000, or 23.1%, to $2.5 million for the three months ended September 30, 2012 from $3.3 million for the three months ended September 30, 2011. The decrease resulted primarily from a decrease in interest expense on borrowed funds of $538,000 and interest expense on deposits of $225,000. The decrease in interest expense on deposits resulted primarily from a decrease in the average rate we paid on deposits. The average rate we paid on deposits decreased 17 basis points to 0.80% for the three months ended September 30, 2012 from 0.97% for the three months ended September 30, 2011. The average balance of deposits increased primarily due to increases in the average balance of money market deposits and interest-bearing demand deposits, partially offset by decreases in the average balance of savings deposits and certificates of deposits.
Interest expense on certificates of deposit decreased $194,000, or 12.9%, to $1.3 million for the three months ended September 30, 2012 from $1.5 million for the three months ended September 30, 2011. The average balance of certificates of deposit decreased $21.6 million, or 6.8%, to $296.2 million for the three months ended September 30, 2012 from $317.8 million for the three months ended September 30, 2011. In addition, the average rate paid on certificates of deposit decreased 12 basis points to 1.82% for the three months ended September 30, 2012 from 1.94% for the three months ended September 30, 2011, reflecting the continuing low market interest rate environment.
Interest expense on borrowed funds decreased by $538,000, or 35.9%, to $1.0 million for the three months ended September 30, 2012 from $1.5 million for the prior year period, primarily due to a decrease of $17.9 million, or 5.7%, in the average balance of borrowed funds to $293.7 million for the three months ended September 30, 2012 from $311.6 million for the three months ended September 30, 2011. In addition, the average rate paid on borrowed funds decreased 61 basis points to 1.34% for the three months ended September 30, 2012 from 1.95% for the three months ended September 30, 2011.
Net Interest Income. Net interest income decreased by $434,000, or 4.2%, to $10.0 million for the three months ended September 30, 2012 from $10.4 million for the prior year period. Our net interest margin decreased 10 basis points to 3.30% for the three months ended September 30, 2012 from 3.40% for the three months ended September 30, 2011. Our interest rate spread decreased 2 basis points to 3.18% for the three months ended September 30, 2012 from 3.20% for the three months ended September 30, 2011. These decreases in the net interest margin and the interest rate spread were primarily attributable to lower loan and investment rates.
Provision for Loan Losses. We recorded a provision for loan losses of $550,000 for the three months ended September 30, 2012 and September 30, 2011. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. Net charge-offs decreased $305,000, to $394,000 for the three months ended September 30, 2012 from $699,000 for the three months ended September 30, 2011. Annualized net charge-offs as a percentage of average loans outstanding was 0.21% for the three months ended September 30, 2012 compared to 0.42% for the three months ended September 30, 2011. The allowance for loan losses to total loans receivable decreased to 1.00% at September 30, 2012 from 1.26% at September 30, 2011. Total substandard loans decreased $18.3 million, or 53.0%, to $16.2 million at September 30, 2012 from $34.5 million at September 30, 2011. Total impaired loans decreased $12.8 million, or 36.9%, to $21.9 million at September 30, 2012 from $34.7 million at September 30, 2011. Total loans increased $59.3 million, or 8.8%, to $732.3 million at September 30, 2012 from $673.0 million at September 30, 2011.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either September 30, 2012 or September 30, 2011. At September 30, 2012, non-performing loans totaled $8.4 million, or 1.14% of total loans, compared to $11.6 million, or 1.73% of total loans, at September 30, 2011. The allowance for loan losses as a percentage of non-performing loans increased to 87.45% at September 30, 2012 from 72.91% at September 30, 2011.
Noninterest Income. Noninterest income increased $1.8 million, or 62.1%, to $4.7 million for the three months ended September 30, 2012 from $2.9 million for the three months ended September 30, 2011. The increase was primarily attributable to a $762,000 increase in net gains on the sales of investments, a $561,000 increase in net gains on the sales of loans, a $322,000 decrease in net losses on the sales of repossessed assets, and a $95,000 increase in commissions. The increases in gains on sales of investment securities is attributable to sales of $33.1 million of investment securities in the third quarter of 2012 to provide liquidity for the repayment of $50.0 million of our repurchase agreements which matured in July 2012. The increase in gains on sales of loans resulted primarily from increased sales of mortgage loans as we began selling a portion of our fixed-rate one- to four-family residential real estate loans with terms of 15 to 25 years during the third quarter of 2012. The decrease in net losses on sales of repossessed assets was due primarily to a $367,000 decrease in net losses on the sales of other real estate owned properties for three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in commissions is primarily due to increases in sales of investment products.
Noninterest Expense. Noninterest expense decreased $602,000, or 5.3%, to $10.7 million for the three months ended September 30, 2012 from $11.3 million for the three months ended September 30, 2011. The decrease was primarily attributable to a $673,000 decrease in net loss on the write-down of other real estate owned, a $206,000 decrease in depreciation of furniture, software, and equipment, a $135,000 decrease in other operations expense, and a $129,000 decrease in real estate owned expense, partially offset by a $244,000 increase in salaries and benefits expense and a $240,000 increase in professional and outside services expense. The decrease in the net loss on the write-down of other real estate owned was primarily attributable to write-downs of properties to their current fair value less estimated costs to sell totaling $41,000 during the three months ended September 30, 2012 compared to a total of $714,000 in write-downs during the same period of 2011. The decrease in depreciation of furniture, software and equipment was due primarily to certain assets being fully depreciated. The decrease in other operations expense was primarily attributable to cost reduction efforts related to insurance, recruiting expense, contract labor, and other supplies. The decrease in real estate owned expense was primarily attributable to the decrease in the other real estate owned balance. The increase in salaries and benefits expense was due primarily to expenses related to our equity incentive plan, higher commissions expense reflecting an increase in sales of investment products, expense related to our employee stock ownership plan, and annual salary increases implemented at the beginning of 2012. The increase in professional and outside services resulted primarily from expenses related to our equity incentive plan attributable to our outside directors and consulting fees.
Income Tax Expense. During the three months ended September 30, 2012, we recognized income tax expense of $1.1 million, reflecting an effective tax rate of 33.06%, compared to income tax expense of $418,000, reflecting an effective tax rate of 28.81%, for the three months ended September 30, 2011. The increase in the effective tax rate was primarily due to an increase in the nondeductible expenses related to ESOP compensation.
Analysis of Net Interest Income — Three Months Ended September 30, 2012 and 2011
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$751,068	$9,753	5.19%	$668,004	$9,806	5.87%
Investment securities available for sale	439,636	2,718	2.47	539,886	3,856	2.86
Cash and cash equivalents	4,920	5	0.41	3,061	10	1.31
Other	15,306	19	0.50	13,566	20	0.59
Total interest-earning assets	1,210,930	12,495	4.13	1,224,517	13,692	4.47
Noninterest-earning assets	105,191			97,805
Total assets	$1,316,121			$1,322,322
Interest-bearing liabilities:
Interest-bearing demand	$134,473	$30	0.09%	$81,627	$24	0.12%
Savings accounts	104,711	15	0.06	209,635	98	0.19
Money market accounts	228,258	139	0.24	111,046	93	0.33
Certificates of deposit	296,217	1,346	1.82	317,804	1,540	1.94
Total interest-bearing deposits	763,659	1,530	0.80	720,112	1,755	0.97
Federal Home Loan Bank advances	263,783	721	1.09	249,554	777	1.25
Other secured borrowings	29,917	260	3.48	62,086	742	4.78
Total interest-bearing liabilities	1,057,359	2,511	0.95	1,031,752	3,274	1.27
Noninterest-bearing liabilities(2)	54,557			88,367
Total liabilities	1,111,916			1,120,119
Equity	204,205			202,203
Total liabilities and equity	$1,316,121			$1,322,322
Net interest income		$9,984			$10,418
Interest rate spread (3)			3.18%			3.20%
Net interest-earning assets (4)	$153,571			$192,765
Net interest margin (5)			3.30%			3.40%
Average interest-earning assets to interest-bearing liabilities	114.52%			118.68%
_______________________

(1)	Annualized.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,219	$(1,272)	$(53)
Investment securities available for sale	(716)	(422)	(1,138)
Cash and cash equivalents	6	(11)	(5)
Other	3	(4)	(1)
Total interest-earning assets	$512	$(1,709)	$(1,197)
Interest-bearing liabilities:
Interest-bearing demand	$16	$(10)	$6
Savings accounts	(49)	(34)	(83)
Money market accounts	98	(52)	46
Certificates of deposit	(105)	(89)	(194)
Total interest-bearing deposits	(40)	(185)	(225)
Federal Home Loan Bank advances	44	(100)	(56)
Other secured borrowings	(384)	(98)	(482)
Total interest-bearing liabilities	$(380)	$(383)	$(763)
Change in net interest income	$892	$(1,326)	$(434)
Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011
General. Net income increased $1.7 million, or 60.7%, to $4.5 million for the nine months ended September 30, 2012 from $2.8 million for the prior year period. The increase in net income for the nine months ended September 30, 2012 reflected an increase in noninterest income of $2.3 million and a decrease in noninterest expense of $1.9 million, partially offset by an increase in income tax expense of $1.1 million, a decrease in net interest income of $953,000, and an increase in the provision for loan losses of $400,000.
Interest Income. Interest income decreased $2.2 million, or 5.4%, to $38.5 million for the nine months ended September 30, 2012 from $40.7 million for the nine months ended September 30, 2011. The decrease resulted from a 49 basis point decrease in our average yield on interest-earning assets to 4.14% for the nine months ended September 30, 2012 from 4.63% for the nine months ended September 30, 2011. Partially offsetting the decrease in the average yield on interest-earning assets was a $68.6 million, or 5.9%, increase in the average balance of interest-earning assets to $1.24 billion for the nine months ended September 30, 2012 from $1.17 billion for the nine months ended September 30, 2011. The decrease in our average yield on interest-earning assets during the nine months ended September 30, 2012 as compared to the prior year period was due to the sustained low short-term market interest rate environment.
Interest income on loans decreased $557,000, or 1.9%, to $29.1 million for the nine months ended September 30, 2012 from $29.7 million for the nine months ended September 30, 2011. The decrease resulted primarily from a decrease in the average yield on our loan portfolio of 62 basis points to 5.32% for the nine months ended September 30, 2012 from 5.94% for the nine months ended September 30, 2011, partially offset by an increase in the average balance of loans of $63.0 million, or 9.4%, to $729.7 million for the nine months ended September 30, 2012 from $666.7 million for the nine months ended September 30, 2011.

Interest income on investment securities decreased $1.7 million, or 15.5%, to $9.3 million for the nine months ended September 30, 2012 from $11.0 million for the nine months ended September 30, 2011. The decrease resulted primarily from a decrease in the average yield on our securities portfolio of 50 basis points to 2.52% for the nine months ended September 30, 2012 from 3.02% for the nine months ended September 30, 2011. Partially offsetting the decrease in the average yield on our securities portfolio was a $8.1 million, or 1.7%, increase in the average balance of our securities portfolio to $489.6 million for the nine months ended September 30, 2012 from $481.5 million for the nine months ended September 30, 2011, due to purchases of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations.
Interest Expense. Interest expense decreased by $1.3 million, or 13.1%, to $8.6 million for the nine months ended September 30, 2012 from $9.9 million for the nine months ended September 30, 2011. The decrease resulted primarily from a decrease in interest expense on deposits of $823,000 and borrowed funds of $425,000. The decrease in interest expense on deposits resulted primarily from a decrease in the average rate we paid on deposits. The average rate we paid on deposits decreased 20 basis points to 0.83% for the nine months ended September 30, 2012 from 1.03% for the nine months ended September 30, 2011. The decrease in average rates was partially offset by an increase the average balance of deposits of $44.9 million, or 6.2%, to $770.0 million for the nine months ended September 30, 2012 from $725.1 million for the nine months ended September 30, 2011. The increase was primarily due to increases in the average balance of money market accounts and interest-bearing demand accounts, partially offset by decreases in the average balance of savings accounts and certificates of deposits.
Interest expense on certificates of deposit decreased $563,000, or 11.7%, to $4.2 million for the nine months ended September 30, 2012 from $4.8 million for the nine months ended September 30, 2011. The average balance of certificates of deposit decreased $22.9 million, or 7.0%, to $304.8 million for the nine months ended September 30, 2012 from $327.7 million for the nine months ended September 30, 2011. In addition, the average rate paid on certificates of deposit decreased 10 basis points to 1.84% for the nine months ended September 30, 2012 from 1.94% for the nine months ended September 30, 2011, reflecting the continuing low market interest rate environment.
Interest expense on borrowed funds decreased by $425,000, or 9.9%, to $3.8 million for the nine months ended September 30, 2012 from $4.3 million for the prior year period, primarily due to a decrease in the average rate paid on borrowed funds of 56 basis points to 1.62% for the nine months ended September 30, 2012 from 2.18% for the nine months ended September 30, 2011. Partially offsetting the decrease in the average rate paid on borrowed funds was a $55.7 million, or 21.4%, increase in the average balance of borrowed funds to $315.7 million for the nine months ended September 30, 2012 from $260.0 million for the nine months ended September 30, 2011.
Net Interest Income. Net interest income decreased by $953,000, or 3.1%, to $29.9 million for the nine months ended September 30, 2012 from $30.8 million for the prior year period. Our net interest margin decreased 30 basis points to 3.21% for the nine months ended September 30, 2012 from 3.51% for the nine months ended September 30, 2011. Our interest rate spread decreased 22 basis points to 3.08% for the nine months ended September 30, 2012 from 3.30% for the nine months ended September 30, 2011. These decreases in the net interest margin and the interest rate spread were primarily due to a decrease in the average yield on interest-earning assets.
Provision for Loan Losses. We recorded a provision for loan losses of $2.0 million for the nine months ended September 30, 2012 compared to a provision for loan losses of $1.6 million for the nine months ended September 30, 2011. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. Net charge-offs increased $553,000, to $2.5 million for the nine months ended September 30, 2012 from $2.0 million for the nine months ended September 30, 2011. Annualized net charge-offs as a percentage of average loans outstanding was 0.47% for the nine months ended September 30, 2012 compared to 0.40% for the nine months ended September 30, 2011. The allowance for loan losses to total loans receivable decreased to 1.00% at September 30, 2012 from 1.26% at September 30, 2011. Total substandard loans decreased $18.3 million, or 53.0%, to $16.2 million at September 30, 2012 from $34.5 million at September 30, 2011. Total impaired loans decreased $12.8 million, or 36.9%, to $21.9 million at September 30, 2012 from $34.7 million at September 30, 2011. Total loans increased $59.3 million, or 8.8%, to $732.3 million at September 30, 2012 from $673.0 million at September 30, 2011.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either September 30, 2012 or September 30, 2011. At September 30, 2012, non-performing loans totaled $8.4 million, or 1.14% of total loans, compared to $11.6 million, or 1.73% of total loans, at September 30, 2011. The allowance for loan losses as a percentage of non-performing loans increased to 87.45% at September 30, 2012 from 72.91% at September 30, 2011.

Noninterest Income. Noninterest income increased $2.3 million, or 25.0%, to $11.5 million for the nine months ended September 30, 2012 from $9.2 million for the nine months ended September 30, 2011. The increase was primarily attributable to a $1.2 million increase in net gains on sales of loans, a $849,000 increase in net gains on sales of investment securities, and a $465,000 increase in commissions, partially offset by a $506,000 decrease in service charges and other fees. The increase in gains on sales of loans resulted primarily from improvements in the pricing of one- to four-family residential real estate loans sold in the secondary market, our efforts to sell more of our one- to four-family residential real estate loans to reduce our exposure to interest rate risk, and the sale of a substandard commercial business loan in the nine months ended September 30, 2011 at a loss of $212,000. The increase in gains on sales of investment securities is attributable to sales of $59.6 million of securities available for sale in the nine months ended September 30, 2012 to provide liquidity for the repayment of $50.0 million of the Company’s repurchase agreements which matured in July 2012 and to fund loan growth. The increase in commission income resulted primarily from an increase in the sales of investment products. The decrease in service charges and other fees income was primarily attributable to a decrease in non-sufficient funds fee income, a decrease in debit card interchange income, and an increase in the impairment of the mortgage servicing rights asset.
Noninterest Expense. Noninterest expense decreased $1.9 million, or 5.5%, to $32.7 million for the nine months ended September 30, 2012 from $34.6 million for the nine months ended September 30, 2011. The decrease was primarily attributable to a $1.5 million decrease in net loss on the write-down of other real estate owned, an $815,000 decrease in depreciation of furniture, software, and equipment, and a $449,000 decrease in other operations expense, partially offset by a $769,000 increase in salaries and benefits expense and a $460,000 increase in professional and outside services expense. The decrease in the net loss on the write-down of other real estate owned was primarily attributable to write-downs of properties to their current fair value less estimated costs to sell totaling $773,000 during the nine months ended September 30, 2012 compared to a total of $2.2 million in write-downs during the same period of 2011. The decrease in depreciation of furniture, software and equipment was due primarily to certain assets being fully depreciated. The decrease in other operations expense was primarily attributable to our company-wide cost reduction efforts. The increase in salaries and benefits expense was due primarily to expenses related to our equity incentive plan implemented in June 2011, annual salary increases implemented at the beginning of 2012, and higher commissions expense reflecting an increase in sales of investment products. The increase in professional and outside services resulted primarily from an increase in expenses related to employee training and the equity incentive plan attributable to our outside directors.
Income Tax Expense. During the nine months ended September 30, 2012, we recognized income tax expense of $2.2 million, reflecting an effective tax rate of 32.48%, compared to income tax expense of $1.1 million, reflecting an effective tax rate of 29.00%, for the nine months ended September 30, 2011. The increase in the effective tax rate was primarily due to an increase in the nondeductible expenses related to ESOP compensation.

Analysis of Net Interest Income — Nine Months Ended September 30, 2012 and 2011
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Nine Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$729,664	$29,139	5.32%	$666,681	$29,696	5.94%
Investment securities available for sale	489,578	9,257	2.52	481,456	10,922	3.02
Cash and cash equivalents	5,092	16	0.42	11,697	25	0.28
Other	14,650	58	0.53	10,600	27	0.34
Total interest-earning assets	1,238,984	38,470	4.14	1,170,434	40,670	4.63
Noninterest-earning assets	100,644			102,321
Total assets	$1,339,628			$1,272,755
Interest-bearing liabilities:
Interest-bearing demand	$134,041	$90	0.09%	$79,207	$115	0.19%
Savings accounts	126,987	100	0.10	213,474	405	0.25
Money market accounts	204,189	396	0.26	104,735	325	0.41
Certificates of deposit	304,795	4,195	1.84	327,663	4,758	1.94
Total interest-bearing deposits	770,012	4,781	0.83	725,079	5,603	1.03
Federal Home Loan Bank advances	261,896	2,098	1.07	199,531	2,055	1.37
Other secured borrowings	53,842	1,733	4.29	60,465	2,201	4.85
Total interest-bearing liabilities	1,085,750	8,612	1.06	985,075	9,859	1.33
Noninterest-bearing liabilities(2)	51,642			87,182
Total liabilities	1,137,392			1,072,257
Equity	202,236			200,498
Total liabilities and equity	$1,339,628			$1,272,755
Net interest income		$29,858			$30,811
Interest rate spread (3)			3.08%			3.30%
Net interest-earning assets (4)	$153,234			$185,359
Net interest margin (5)			3.21%			3.51%
Average interest-earning assets to interest-bearing liabilities	114.11%			118.82%
_______________________

(1)	Annualized.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$2,805	$(3,362)	$(557)
Investment securities available for sale	184	(1,849)	(1,665)
Cash and cash equivalents	(14)	5	(9)
Other	10	21	31
Total interest-earning assets	$2,985	$(5,185)	$(2,200)
Interest-bearing liabilities:
Interest-bearing demand	$80	$(105)	$(25)
Savings accounts	(164)	(141)	(305)
Money market accounts	309	(238)	71
Certificates of deposit	(332)	(231)	(563)
Total interest-bearing deposits	(107)	(715)	(822)
Federal Home Loan Bank advances	642	(599)	43
Other secured borrowings	(241)	(227)	(468)
Total interest-bearing liabilities	$294	$(1,541)	$(1,247)
Change in net interest income	$2,691	$(3,644)	$(953)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $38.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $400.3 million at September 30, 2012. On that date, we had $252.0 million in Federal Home Loan Bank advances, with the ability to borrow an additional $312.7 million.
Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At September 30, 2012, we had $56.8 million in commitments to extend credit. Included in these commitments to extend credit were $46.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2012 totaled $156.2 million, or 19.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on unfavorable market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Generally, our primary investing activity is originating loans. During the nine months ended September 30, 2012, we originated $292.7 million of loans. In addition, we purchased $32.1 million of securities classified as available for sale during the nine months ended September 30, 2012.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances and other borrowings. Total deposits decreased $3.0 million for the nine months ended September 30, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we may utilize our borrowing agreements with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $10.0 million for the nine months ended September 30, 2012. At September 30, 2012, we had the ability to borrow up to $564.7 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $55.0 million in federal funds lines with other financial institutions at September 30, 2012. We also have a line of credit with the Federal Reserve Bank of Dallas, which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At September 30, 2012, the borrowing limit for this line of credit was $250.0 million.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at September 30, 2012 and December 31, 2011.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated as of September 30, 2012
Total risk-based capital to risk-weighted assets	$201,992	25.46%	$63,458	8.00%	$79,322	10.00%
Tier I risk-based capital to risk-weighted assets	194,277	24.49%	31,729	4.00%	47,593	6.00%
Tier I (Core) capital to adjusted total assets	194,277	15.20%	51,113	4.00%	63,891	5.00%
OmniAmerican Bank as of September 30, 2012
Total risk-based capital to risk-weighted assets	$183,977	23.19%	$63,458	8.00%	$79,322	10.00%
Tier I risk-based capital to risk-weighted assets	176,262	22.22%	31,729	4.00%	47,593	6.00%
Tier I (Core) capital to adjusted total assets	176,262	13.79%	51,113	4.00%	63,891	5.00%
Consolidated as of December 31, 2011
Total risk-based capital to risk-weighted assets	$195,823	24.86%	$63,012	8.00%	$78,766	10.00%
Tier I risk-based capital to risk-weighted assets	187,915	23.86%	31,506	4.00%	47,259	6.00%
Tier I (Core) capital to adjusted total assets	187,915	14.18%	53,024	4.00%	66,280	5.00%
OmniAmerican Bank as of December 31, 2011
Total risk-based capital to risk-weighted assets	$177,482	22.53%	$63,015	8.00%	$78,768	10.00%
Tier I risk-based capital to risk-weighted assets	169,574	21.53%	31,507	4.00%	47,261	6.00%
Tier I (Core) capital to adjusted total assets	169,574	12.79%	53,028	4.00%	66,285	5.00%
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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$143,000	$100,333	$16,667	$—	$260,000
Operating leases	595	1,072	851	1,464	3,982
Certificates of deposit	156,190	118,483	21,000	—	295,673
Total contractual obligations	$299,785	$219,888	$38,518	$1,464	$559,655
Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$10,070	$—	$—	$—	$10,070
Unused lines of credit (2)	—	—	—	—	46,691
Total loan commitments	$10,070	$—	$—	$—	$56,761
Total contractual obligations and loan commitments	$309,855	$219,888	$38,518	$1,464	$616,416
_______________________

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

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
We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	sell the long-term, fixed-rate one- to four-family residential mortgage loans (terms 15 years or greater) that we originate into the secondary mortgage market;

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
In July 2012, we began selling the 15-year, fixed rate one- to four-family mortgage loans that we originate into the secondary mortgage market to manage our exposure to interest rate risk in response to the low interest rates currently being offered in the market on these types of loans.
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

The table below sets forth, as of September 30, 2012, our calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at September 30, 2012:

At September 30, 2012
				NPV as a Percentage of
				Present Value of Assets(3)		Net Interest Income
							Increase (Decrease) in
Change in		Estimated Increase			Increase	Estimated	Estimated Net Interest
Interest Rates	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)
+300	$226,743	$6,660	3.03%	17.35%	68	$37,432	$20	0.05%
+200	226,078	5,995	2.72%	17.22%	55	37,749	337	0.90%
+100	223,735	3,652	1.66%	16.99%	32	37,911	499	1.33%
—	220,083	—	—	16.67%	—	37,412	—	—
-100	214,252	(5,831)	(2.65)%	16.24%	(43)	29,977	(7,435)	(19.87)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 2.72% increase in NPV. In the event of a 100 basis point decrease in interest rates, we would experience a 2.65% decrease in NPV.
Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates. As of September 30, 2012, using our internal interest rate risk model, we estimated that our net interest income for the nine months ended September 30, 2012 would increase by 0.90% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 19.87% in the event of an instantaneous 100 basis point decrease in market interest rates.
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

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

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

OMNIAMERICAN BANCORP, INC.
(Registrant)

Date: October 26, 2012	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: October 26, 2012	/s/ Deborah B. Wilkinson
Deborah B. Wilkinson
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Tim Carter, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32
Certification of Tim Carter, President and Chief Executive Officer, and Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Interactive Data File

+
As provided in rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.