Form 10-K
period 2012-12-31
OmniAmerican Bancorp, Inc.
filed 2013-03-11
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑
As of March 7, 2013, there were issued and outstanding 11,444,104 shares of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2012 was $213,725,762.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant	Part III

OmniAmerican Bancorp, Inc.
Annual Report on Form 10-K
For The Year Ended
December 31, 2012

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

•	inability of borrowers and/or third-party providers to perform their obligation to us;

•	the effect of developments in the secondary market affecting our loan pricing;

•	changes in our organization, compensation, and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	changes resulting from intense compliance and regulatory costs associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); and

•	changes in our regulatory capital resulting from compliance with the proposed Basel III capital rules.
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

On January 20, 2010, we completed the mutual-to-stock conversion of OmniAmerican Bank and initial public stock offering of OmniAmerican Bancorp, Inc. OmniAmerican Bancorp, Inc. sold 11,902,500 shares raising $119.0 million in gross proceeds. OmniAmerican Bancorp, Inc. received net proceeds from the offering of $115.5 million and loaned $9.5 million to OmniAmerican Bank’s Employee Stock Purchase Plan to enable it to purchase 952,200 shares of common stock in the offering. OmniAmerican Bancorp, Inc. contributed $86.6 million of the remaining net proceeds of $106.0 million to OmniAmerican Bank and the remainder was retained by OmniAmerican Bancorp, Inc. to be utilized for general corporate purposes. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of OmniAmerican Bank. At December 31, 2012, we had consolidated assets of $1.26 billion, loans of $735.3 million, deposits of $816.3 million, and stockholders’ equity of $205.6 million.
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
The Bank’s principal business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans (automobile loans referred to us by automobile dealerships), and to a lesser extent, commercial real estate, commercial business loans, real estate construction, and direct automobile loans.
Loans are originated from our main office in Fort Worth, Texas, and from the Bank’s branch network in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. We retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential real estate loans with terms less than 15 years. We generally sell the long-term, fixed-rate one- to four-family residential real estate loans (terms 15 years or greater) that we originate either to the Federal National Mortgage Association (“Fannie Mae”) on a servicing-retained basis or into the secondary mortgage market on a servicing-released basis, in order to generate fee income and for interest rate risk management purposes.
In addition to loans, we invest in a variety of investments, primarily government-sponsored mortgage-backed securities and government-sponsored collateralized mortgage obligations (“CMOs”), and to a lesser extent equity securities. We have in the past invested in trust preferred securities issued by third parties, private-label CMOs, municipal obligations, and agency bonds. In March 2011, we sold our trust preferred securities and private-label CMOs. We do not expect to invest in these types of securities in the future. At December 31, 2012, our investment securities portfolio had an amortized cost of $372.9 million.
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
The Securities and Exchange Commission’s Division of Corporation Finance staff issued disclosure guidance that summarizes its observations about Management’s Discussion and Analysis (“MD&A”) and accounting policy disclosures of smaller financial institutions. The focus of the guidance is on asset quality and loan accounting issues. Please refer to Note 4 of our audited financial statements for our detailed disclosures related to asset quality and loan accounting issues.
Available Information
OmniAmerican Bancorp, Inc.’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K and all amendments to these reports will be made available free of charge through our Internet website, www.omniamerican.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the Securities and Exchange Commission.

Market Area
Our primary market area is the area surrounding our main office in Fort Worth, Texas which includes the communities in the Dallas-Fort Worth-Arlington metropolitan statistical area (“MSA”). This area, commonly referred to as the “Dallas-Fort Worth Metroplex,” encompasses 12 counties in North Texas: Collin, Dallas, Delta, Denton, Ellis, Hunt, Johnson, Kaufman, Parker, Rockwall, Tarrant, and Wise Counties. The Bank also has a branch located in Hood County, Texas. The total area of the Dallas-Fort Worth Metroplex is approximately 9,000 square miles.
The Dallas-Fort Worth Metroplex’s central location, transportation infrastructure, young and educated labor force, diverse collection of industries and pro-business atmosphere foster a prosperous economic environment that provides an outstanding base for future growth. The area is home to 18 Fortune 500 corporations including Exxon-Mobil, AT&T, American Airlines, Texas Instruments, Fluor, and Kimberly-Clark as well as over 10,000 other corporations. The area’s balance of high-tech, health care, energy, finance, transportation, and other industries means that, even when other regional economies flounder, the area’s economy continues to be strong.
The Dallas-Fort Worth Metroplex is the largest population center in Texas and the fourth largest in the United States with a population of 6.5 million in 2011. The population in the Dallas-Fort Worth Metroplex grew 1.9% in 2011 from a population of 6.4 million in 2010, exceeding the state and national population increases of 1.6% and 0.7%, respectively, according to the U.S. Census Bureau American Community Survey. Employment in the Dallas-Fort Worth Metroplex rose 2.7% during the year ended December 31, 2012 compared to 2.5% in the state of Texas and 1.4% nationwide. The unemployment rate (not seasonally adjusted) for the Dallas/Fort Worth Metroplex was 5.9% for December 2012, comparing favorably with the state average of 6.1% and national average of 7.6%. National forecasts of population and economic growth indicate that the Dallas-Fort Worth Metroplex will continue to add residents and jobs well into the future.
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
Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. Based on the most recent branch deposit data provided by the Federal Deposit Insurance Corporation (“FDIC”) (as of June 30, 2012), we ranked eighth in deposit share in Tarrant County, with 2.31% of total deposits, and 26th in deposit share in the Dallas-Fort Worth-Arlington, Texas MSA, with 0.44% of total deposits. Such data does not reflect deposits held by credit unions.
Lending Activities
Our principal lending activities are the originations of mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans, and to a lesser extent, commercial real estate, commercial business, real estate construction, and direct automobile loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate loans:
One- to four-family(1)	$251,756	34.06%	$270,426	39.21%	$271,792	40.60%	$257,265	36.35%	$245,554	33.96%
Home equity(2)	20,863	2.82	22,074	3.20	26,670	3.98	28,526	4.03	27,180	3.76
Commercial loans:
Commercial real estate	84,783	11.47	87,650	12.71	87,887	13.13	100,985	14.27	89,023	12.31
Real estate construction	52,245	7.07	48,128	6.98	34,502	5.15	36,843	5.20	45,840	6.34
Commercial business(3)	63,390	8.58	36,648	5.32	48,733	7.28	59,325	8.38	50,975	7.05
Consumer loans:
Automobile, indirect	221,907	30.03	184,093	26.69	156,708	23.41	176,775	24.98	209,371	28.95
Automobile, direct	27,433	3.71	23,316	3.38	24,523	3.66	28,722	4.06	34,824	4.82
Other consumer	16,707	2.26	17,354	2.51	18,703	2.79	19,324	2.73	20,337	2.81
Total loans	739,084	100.00%	689,689	100.00%	669,518	100.00%	707,765	100.00%	723,104	100.00%
Other items:
Unearned fees and discounts, net	3,087		1,710		(161)		(1,310)		940
Allowance for loan losses	(6,900)		(7,908)		(8,932)		(8,328)		(8,270)
Total loans, net	$735,271		$683,491		$660,425		$698,127		$715,774
____________________

(1)	Excludes loans held for sale of $8.8 million, $2.4 million, $861,000, $241,000, and $160,000 at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

(2)	Included in home equity loans are home equity lines of credit totaling $2.2 million, $855,000, $886,000, $1.1 million, and $1.9 million at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

(3)
Commercial business loans include a participating interest in a mortgage warehouse line of credit with another financial institution beginning in 2012. The balance of our participating interest in the mortgage warehouse line of credit was $13.6 million at December 31, 2012.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real Estate		Home Equity		Commercial Real Estate		Real Estate Construction		Commercial Business
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2013	$301	4.87%	$1,043	4.46%	$7,883	5.73%	$19,184	5.73%	$22,515	4.45%
2014	297	6.32	135	6.56	7,005	5.83	17,642	4.03	14,635	4.58
2015	923	6.45	213	6.63	9,237	5.88	—	—	5,243	5.43
2016 to 2017	3,591	5.08	760	7.46	22,779	4.75	13,067	5.77	13,939	4.94
2018 to 2022	24,799	4.43	4,494	6.62	17,821	5.56	1,156	5.76	5,479	6.60
2023 to 2027	78,560	4.23	6,427	5.86	11,515	5.59	1,196	6.29	—	—
2028 and beyond	143,285	5.82	7,791	5.90	8,543	6.10	—	—	1,579	6.00
Total	$251,756	5.18%	$20,863	6.04%	$84,783	5.47%	$52,245	5.18%	$63,390	4.89%

	Automobile, Indirect		Automobile, Direct		Unsecured Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2013	$2,514	6.98%	$707	5.87%	$10,724	6.33%	$64,871	5.41%
2014	8,548	7.15	2,241	5.27	886	12.73	51,389	5.17
2015	17,883	7.06	4,312	4.65	1,229	13.05	39,040	6.47
2016 to 2017	114,347	5.80	16,008	3.67	2,752	13.35	187,243	5.53
2018 to 2022	78,615	5.08	4,165	3.57	1,116	9.93	137,645	5.14
2023 to 2027	—	—	—	—	—	—	97,698	4.52
2028 and beyond	—	—	—	—	—	—	161,198	5.84
Total	$221,907	5.71%	$27,433	4.00%	$16,707	8.56%	$739,084	5.41%

The following table sets forth the composition of fixed- and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2013. For purposes of the table, adjustable-rate loans include adjustable-rate mortgages with initial fixed-rate periods of three to seven years.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)
Residential real estate loans:
One- to four-family	$213,741	$37,714	$251,455
Home equity	14,925	4,895	19,820
Commercial loans:
Commercial real estate	35,648	41,252	76,900
Real estate construction	12,654	20,407	33,061
Commercial business	19,015	21,860	40,875
Consumer loans:
Automobile, indirect	219,393	—	219,393
Automobile, direct	26,726	—	26,726
Other consumer	5,983	—	5,983
Total loans	$548,085	$126,128	$674,213

One- to Four-Family Residential Real Estate Loans. At December 31, 2012, $251.8 million, or 34.1% of our total loan portfolio, consisted of one- to four-family residential real estate loans. We offer residential real estate loans that conform to Fannie Mae underwriting standards (conforming loans) and non-conforming loans. We generally underwrite our one- to four-family residential real estate loans based on the applicant’s employment and credit history and the appraised value of the subject property. Our loans have fixed rates and adjustable rates, with maturities of up to 30 years, and maximum loan amounts generally of up to $1.0 million. As of December 31, 2012, less than 1% of our one- to four-family residential real estate loans had balances over $1.0 million. At December 31, 2012, fixed-rate one- to four-family residential real estate loans totaled $213.8 million and adjustable-rate one- to four-family residential real estate loans totaled $38.0 million.
We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments and adjustable-rate mortgage loans that provide an initial fixed interest rate for three, five, or seven years and that amortize over a period up to 30 years. We do not offer discounted or teaser rates on our adjustable-rate mortgage loans.
Our one- to four-family residential real estate loans are generally conforming loans, underwritten according to Fannie Mae guidelines. We originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum general conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which as of December 31, 2012 was generally $417,000 for single-family homes in our market area. At December 31, 2012, 3.2% of our one- to four-family residential real estate loans had principal balances in excess of $417,000. At that date, our average one- to four-family residential real estate loan had a principal balance of approximately $116,000. In the current low interest rate environment, most borrowers have preferred fixed-rate loans to our adjustable-rate loan products. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We only originate fixed-rate jumbo loans with terms of up to 30 years and adjustable-rate jumbo loans with an initial fixed-rate period of three, five, or seven years and which adjusts annually. At December 31, 2012, our largest one- to four-family residential real estate loan had an outstanding balance of $3.1 million, was secured by a single-family residence, and was identified as impaired in 2009. The loan was restructured in October 2009 to reduce the interest rate and was performing in accordance with the restructured terms at December 31, 2012.
We will originate loans with loan-to-value ratios in excess of 80%, provided that, with limited exceptions, the borrower obtains private mortgage insurance. We generally will not originate loans with a loan-to-value ratio in excess of 95%. As of December 31, 2012, $44.0 million, or 17.5% of our residential loan portfolio, had loan-to-value ratios in excess of 80%.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. We generally retain in our portfolio fixed-rate one- to four-family residential real estate loans with terms less than 15 years. We currently sell most of our long-term, fixed-rate one- to four-family residential real estate loans (terms 15 years or greater) that we originate into the secondary mortgage market to government-sponsored enterprises, such as Fannie Mae, or other purchasers. Such loans are sold without recourse. We generally retain the servicing rights on all loans sold to Fannie Mae in order to generate fee income and reinforce our relationship with our customers. For the year ended December 31, 2012, we received servicing fees of $368,000. As of December 31, 2012, the principal balance of loans serviced for others totaled $158.0 million.
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
A portion of our one- to four-family residential real estate loan portfolio has higher risk characteristics. We have internally originated and purchased the loans in this portfolio. This portfolio consists of subprime loans (those loans made to borrowers with no established credit scores or credit scores of 660 or less and some additional credit weakness), stated income loans (the reasonableness of which was verified through sources other than the borrower), and interest-only loans (loans which typically provide for the payment of only the interest on the loan for a fixed period of time, thereafter the loan payments adjust to include both principal and interest for the remaining term). At December 31, 2012, the outstanding balance of our subprime one- to four-family residential real estate loans totaled $46.8 million, or 18.6% of our one- to four-family residential real estate loans and 6.3% of our total loans. Included in this balance are $26.5 million in loans made to borrowers who are resident aliens and have no established credit scores. These loans were originated consistent with our commitment under the Community Reinvestment Act to help provide credit to the low and moderate income segment of our community. At December 31, 2012, the outstanding balance of our one- to four-family residential real estate loans also included $9.1 million of stated income loans and $4.3 million in interest-only loans (of which $1.9 million were also stated income loans). At December 31, 2012, two of our subprime one- to four-family residential real estate loans were over 90 days past due and had been placed on non-accrual status. For the year ended December 31, 2012, two of our subprime loans were foreclosed. In addition, one of the loans in the subprime portfolio with a balance of $378,000 had been restructured or modified as of December 31, 2012.
In 2008, we began purchasing one- to four-family residential real estate loans, which included subprime, stated income, and interest-only loans, at a discount to the original principal balance of the loan. As of December 31, 2012, the total outstanding balance of all purchased one- to four-family residential real estate loans was $16.4 million, or 6.5% of our one- to four-family residential real estate loans and 2.2% of our total loans, while the carrying value of such loans, net of purchase discounts, was $14.2 million. Our purchased one- to four-family residential real estate loans included $2.2 million of subprime loans as of December 31, 2012. In addition, these purchased one- to four-family residential real estate loans included $8.4 million of stated income loans and $3.5 million of interest-only loans (of which $1.9 million were also stated income loans). At December 31, 2012, the purchased subprime, stated income, and interest-only loans represented 0.9%, 3.3%, and 1.4%, respectively, of our total one- to four-family residential real estate loans. We did not purchase any loans during the years ended December 31, 2012 and 2011. We may purchase subprime, stated income, and interest-only loans as market conditions permit, and if we are able to obtain the loans at a sufficient discount to the loan balance to compensate us for the added risk associated with such loans.
At December 31, 2012, our internally originated one- to four-family residential loans included $44.6 million of subprime loans, $778,000 of interest-only loans, and $689,000 of stated income loans. These loans represent 17.7%, 0.3%, and 0.3%, respectively, of our total one- to four-family residential real estate loans. We intend to continue to originate these types of loans in the future as market conditions permit.

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
During the year ended December 31, 2012, we had a total of nine foreclosures in our one- to four-family residential real estate loan portfolio with principal balances of the foreclosed loans totaling $2.0 million.
Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 30 years. Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties may be underwritten with loan-to-value ratios of 80% of the market value of the single-family residence inclusive of all other debt, and the credit limit cannot exceed 50% of the market value when combined with the principal balance of the existing mortgage loan. Home equity lines of credit are generally originated with adjustable rates of interest. The maximum maturity period is 20 years with a five-year period to draw funds. At the time we close a home equity loan or line of credit, we record a deed of trust to perfect our security interest in the underlying collateral. At December 31, 2012, the outstanding balance of home equity loans totaled $18.6 million, or 2.5% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $2.2 million, or 0.3% of our total loan portfolio.
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
During the year ended December 31, 2012, we had one foreclosure in our home equity loan portfolio with a principal balance of the foreclosed loan of $230,000.
Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by multi-family residences, retail strip centers, office buildings, industrial buildings, condominiums, hotels, developed lots, and raw land. Loans secured by commercial real estate totaled $84.8 million, or 11.5% of our total loan portfolio, at December 31, 2012, and consisted of 162 loans outstanding with an average loan balance of approximately $523,000 as of December 31, 2012.
Our commercial real estate loans are generally written up to terms of five years with adjustable interest rates. The rates are generally tied to the prime rate as reported in The Wall Street Journal and generally have a specified floor. Many of our adjustable-rate commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We also originate fixed-rate, fully amortizing commercial real estate loans. A portion of our commercial real estate loans are loans that provide permanent financing for borrowers following the completion of the real estate construction for which we previously provided construction financing.
In underwriting commercial real estate loans, we generally lend up to 85% of the property’s appraised value and up to 65% of the property’s appraised value if the property is unimproved land. We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are preferred from commercial real estate borrowers. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. We do not conduct environmental testing on commercial real estate loans unless specific concerns for hazards are identified in connection with the origination of the loan.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential real estate loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. At December 31, 2012, our largest commercial real estate loan had an outstanding balance of $4.6 million, was secured by a 56-bed hospital building and was performing in accordance with its terms as of that date.
Real Estate Construction Loans. We originate real estate construction loans for the construction of single-family residences, multi-family residences, retail strip centers, office buildings, industrial buildings, condominiums, and hotels. Construction loans are offered to individuals for the construction of their personal residences (owner-occupied) and to qualified developers. At December 31, 2012, real estate construction loans totaled $52.2 million, or 7.1% of total loans. At December 31, 2012, the commitment to advance additional amounts on these real estate construction loans totaled $9.9 million.
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
Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. At December 31, 2012, our largest real estate construction loan had an outstanding balance of $6.3 million, was originated to finance the construction of a 26,000 square foot, 46-bed medical care facility and was performing in accordance with its terms as of that date.
Commercial Business Loans. We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes. The terms of these loans generally range from one year to a maximum of 10 years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate as reported in The Wall Street Journal or London InterBank Offered Rate (LIBOR) and generally with specified floors. At December 31, 2012, we had 148 commercial business loans outstanding with an aggregate balance of $63.4 million, or 8.6% of our total loans. As of December 31, 2012, the average commercial business loan balance was approximately $428,000. At December 31, 2012, we had $1.4 million in unsecured commercial business loans.
We have in the past purchased participation interests in shared national credits, which are adjustable-rate loans generally tied to the LIBOR where a larger financial institution serves as the lead lender and credit is extended to a large business secured by business assets or equipment. Historically, the minimum participation amount has been $5.0 million. During 2011, we sold our participation interest in a shared national credit of $4.3 million at a loss of $212,000. We are no longer purchasing interests in shared national credit loans and at December 31, 2012, we did not have any remaining interests in shared national credits.
During the year ended December 31, 2012, we began participating in a mortgage warehouse line of credit with another financial institution. We may lend up to a maximum balance of $20.0 million under the terms of the participation agreement. At December 31, 2012, the balance related to our participating interest in the mortgage warehouse line of credit was $13.6 million. We may enter into additional agreements to participate in mortgage warehouse lines of credit as management deems appropriate.

Commercial credit decisions are based upon our credit assessment of the borrower and the underlying business. We determine the borrower’s ability to repay in accordance with the proposed terms of the loan and we assess the risks involved. An evaluation is made of the borrower to determine character and capacity to manage the borrower’s business. Personal guarantees of the principals of a borrower are usually obtained. In addition to evaluating the borrower’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the guarantor’s credit history supplement our analysis of the borrower’s creditworthiness. We may also check with other banks and conduct trade investigations. Collateral supporting a secured transaction is also analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential real estate loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with an appropriate deposit relationship. At December 31, 2012, our largest internally originated commercial business loan had an outstanding balance of $9.3 million, was secured by equipment and was performing in accordance with its terms as of that date.
Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by savings deposits. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market areas. Most of our consumer loans are secured by automobiles. At December 31, 2012, our consumer loan portfolio totaled $266.0 million, or 36.0% of our total loan portfolio. We originate automobile loans on a direct and indirect basis. Automobile loans totaled $249.3 million at December 31, 2012, or 33.7% of our total loan portfolio, with $221.9 million in indirect loans and $27.4 million in direct loans.
We acquire our indirect automobile loans from approximately 85 dealers located primarily in our market area under an arrangement providing for a premium for any amount over the interest rate to be paid to the referring dealer. Approximately 55.8% of the aggregate principal balance of our automobile loan portfolio as of December 31, 2012 was for new vehicles and the remainder was for used vehicles. The weighted-average original term to maturity of our automobile loan portfolio at December 31, 2012 was five years and seven months. The average outstanding balance of our automobile loans for the year ended December 31, 2012 was $17,881 and the average credit score was 728. More than 96.7% of the aggregate principal balance of our automobile loan portfolio as of December 31, 2012 consisted of loans to borrowers with mailing addresses in the State of Texas. We have been in the business of providing indirect automobile financing since 1992.
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
The borrower’s credit score is the principal factor used in determining the interest rate on the loan. Our underwriting procedure evaluates information relating to the borrower and supplied by the borrower on the credit application combined with information provided by credit reporting agencies and the amount to be financed relative to the value of the related financed vehicle. Additionally, our underwriters may verify a borrower’s employment income and/or residency or where appropriate, verify a borrower’s payment history directly with the borrower’s creditors. Based on these procedures, a credit decision is considered and approved either automatically or by our personnel at various levels of authority. We generally follow the same underwriting guidelines in originating direct automobile loans.
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
At December 31, 2012, our automobile loans to borrowers with credit scores of 660 or less totaled $26.7 million or 11.5% of our total automobile loan portfolio. We typically will not originate these types of loans with loan-to-value ratios greater than 110%. We also consider the applicant’s employment history and we may charge a higher interest rate.
Our other consumer loans, consisting of secured and unsecured consumer loans, totaled $16.7 million, or 2.3% of our total loan portfolio, at December 31, 2012. Included in other consumer loans at December 31, 2012 were secured consumer loans of $4.5 million, or 0.6% of our total loan portfolio, and unsecured consumer loans of $12.2 million, or 1.7% of our total loan portfolio. The secured consumer loans consist primarily of deposit secured loans. The unsecured consumer loans have either a fixed rate of interest for a maximum term of 60 months or are revolving lines of credit with an adjustable rate of interest tied to the prime rate of interest as reported in The Wall Street Journal. At December 31, 2012, unfunded commitments on our unsecured lines of credit totaled $8.0 million and the average outstanding balance on our lines was $6,217 as of December 31, 2012.
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
We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs, and other factors. We sold $71.4 million of one- to four-family residential real estate loans (all fixed-rate loans with terms of 15 years or longer) during the year ended December 31, 2012, and $42.7 million of such loans were sold during the year ended December 31, 2011. We had $8.8 million in loans held for sale at December 31, 2012.
At December 31, 2012, we serviced residential real estate loans for Fannie Mae with a principal balance of $158.0 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremediated defaults, making certain insurance and tax payments on behalf of borrowers, and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

We did not purchase any loans during the years ended December 31, 2012 and 2011. We purchased loans totaling $4.5 million during the year ended December 31, 2010. We purchased commercial loans and one- to four-family residential real estate loans in 2010 to supplement our own loan origination activity.
The following table shows our loan origination, sale, and repayment activities for the years indicated.

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Originations by type:
Adjustable-rate:
Residential real estate loans:
One- to four-family	$9,932	$8,625	$6,676
Home equity	1,549	334	3,739
Commercial loans:
Commercial real estate	19,006	14,829	5,976
Real estate construction	27,768	52,761	9,886
Commercial business	41,407	6,733	6,814
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Other	1,680	2,066	3,096
Total adjustable-rate	101,342	85,348	36,187
Fixed-rate:
Residential real estate loans:
One- to four-family	105,215	83,456	119,344
Home equity	2,619	1,897	2,078
Commercial loans:
Commercial real estate	13,111	4,304	1,168
Real estate construction	12,531	10,603	1,502
Commercial business	13,096	4,094	2,049
Consumer loans:
Automobile, indirect	119,878	99,414	58,333
Automobile, direct	17,544	12,217	10,912
Other	3,449	3,779	4,222
Total fixed-rate	287,443	219,764	199,608
Total loans originated	$388,785	$305,112	$235,795
Purchases:
Residential real estate loans:
One- to four-family	$—	$—	$130
Home equity	—	—	—
Commercial loans:
Commercial real estate	—	—	3,400
Real estate construction	—	—	—
Commercial business	—	—	978
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Other	—	—	—
Total loans purchased	$—	$—	$4,508
Sales and repayments:
Residential real estate loans:
One- to four-family	$71,396	$42,742	$53,660
Home equity	—	—	—
Commercial loans:
Commercial real estate	—	—	—
Real estate construction	—	—	—
Commercial business	—	6,523	3,211
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Other	—	—	—
Total loans sold	$71,396	$49,265	$56,871
Principal repayments	$267,994	$235,676	$221,679
Total reductions	$339,390	$284,941	$278,550
Increase in other items, net	$2,385	$2,895	$545
Net increase (decrease)	$51,780	$23,066	$(37,702)

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
OmniAmerican Bank’s policies and loan approval limits are established by our board of directors. Our lending officers at the assistant vice president level may approve secured commercial loans up to $25,000 and unsecured commercial loans up to $2,000, lending officers at the vice president level may approve secured commercial loans up to $75,000 and unsecured commercial loans up to $5,000, and lending officers at the senior vice president level may approve secured commercial loans up to $500,000 and unsecured commercial loans up to $25,000. Our lending officers at the bank officer level may approve secured consumer loans up to $75,000 and unsecured consumer loans up to $25,000, and lending officers at the senior vice president level may approve secured consumer loans up to $125,000 and unsecured consumer loans up to $50,000. Aggregate lending relationships in amounts up to $1.0 million for residential real estate loans and in amounts up to $1.0 million for commercial real estate loans may be approved by the Chief Lending Officer or the Chief Credit Officer. Our President and Chief Executive Officer has authority to approve aggregate lending relationships up to $2.5 million. All loans in excess of $1.0 million must be approved or ratified by a majority of the Loan Committee, consisting of our Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Chief Operating Officer and Chief Credit Officer. All approved loans in excess of $1.0 million are reported to the board of directors upon approval.
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
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. At December 31, 2012, 2011, 2010, 2009, and 2008, we had troubled debt restructurings of $18.3 million, $28.1 million, $19.5 million, $18.4 million, and $4.0 million, respectively.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans:
One- to four-family	$1,026	$1,244	$2,294	$1,640	$81
Home equity	—	204	230	94	—
Commercial loans:
Commercial real estate	5,444	5,731	5,587	6,304	5,272
Real estate construction	—	766	—	—	—
Commercial business	1,245	1,548	1,051	—	107
Consumer loans:
Automobile, indirect	143	142	78	200	240
Automobile, direct	—	—	11	35	1
Other	—	—	—	—	—
Total non-accrual loans	7,858	9,635	9,251	8,273	5,701
Loans delinquent 90 days or greater and still accruing:
Residential real estate loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial loans:
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer loans:
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other	—	—	—	—	—
Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—
Total non-performing loans	7,858	9,635	9,251	8,273	5,701
Other real estate owned and foreclosed assets:
Residential real estate loans:
One- to four-family	$819	$799	$2,316	$671	$—
Home equity	—	94	—	—	—
Commercial loans:
Commercial real estate	3,950	5,330	12,477	6,091	488
Real estate construction	—	460	—	—	—
Commercial business	—	—	—	25	—
Consumer loans:
Automobile, indirect	394	210	165	218	95
Automobile, direct	—	13	42	24	3
Other	—	4	—	—	—
Total other real estate owned and foreclosed assets	5,163	6,910	15,000	7,029	586
Total non-performing assets	$13,021	$16,545	$24,251	$15,302	$6,287
Ratios:
Non-performing loans to total loans	1.06%	1.40%	1.38%	1.17%	0.79%
Non-performing assets to total assets	1.04	1.24	2.19	1.35	0.59

Interest income recognized on non-accruing loans and troubled debt restructured loans was $616,000 for the year ended December 31, 2012. Had non-accrual and troubled debt restructured loans been current in accordance with their original terms, an additional $1.1 million in interest income would have been recognized in 2012 on these loans.
At December 31, 2012, our non-accrual loans totaled $7.9 million. The non-accrual loans consisted primarily of two loans with principal balances totaling $5.7 million. The first loan, with an outstanding balance of $3.6 million at December 31, 2012, is a participation purchased in a $36.6 million credit secured by a hotel with an appraised value of $65.6 million as of the most recent appraisal obtained in September 2011. At December 31, 2012, we did not have a specific reserve on this loan. The second loan, with an outstanding balance of $2.1 million at December 31, 2012, is a participation purchased in a $128.0 million credit secured by an ethanol plant with an appraised value of $140.0 million based on an appraisal performed in July 2011 and farmland with an appraised value of $9.5 million based on an appraisal performed in February 2010. At December 31, 2012, we did not have a specific reserve on this loan.
At December 31, 2012, we did not have any loans that were not currently classified as non-accrual, 90 days past due, or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as non-accrual, 90 days past due, or troubled debt restructurings.
Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2012
Residential real estate loans:
One- to four-family	2	$1,487	3	$897	5	$2,384
Home equity	1	36	—	—	1	36
Commercial loans:
Commercial real estate	1	27	2	3,730	3	3,757
Real estate construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	19	346	7	144	26	490
Automobile, direct	3	30	—	—	3	30
Other	2	19	—	—	2	19
Total loans	28	$1,945	12	$4,771	40	$6,716
At December 31, 2011
Residential real estate loans:
One- to four-family	4	$557	6	$1,105	10	$1,662
Home equity	—	—	1	204	1	204
Commercial loans:
Commercial real estate	—	—	2	123	2	123
Real estate construction	—	—	—	—	—	—
Commercial business	2	369	1	144	3	513
Consumer loans:
Automobile, indirect	23	384	9	141	32	525
Automobile, direct	2	13	—	—	2	13
Other	1	10	—	—	1	10
Total loans	32	$1,333	19	$1,717	51	$3,050

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2010
Residential real estate loans:
One- to four-family	—	$—	7	$2,294	7	$2,294
Home equity	—	—	1	230	1	230
Commercial loans:
Commercial real estate	1	149	2	1,568	3	1,717
Real estate construction	—	—	—	—	—	—
Commercial business	1	359	—	—	1	359
Consumer loans:
Automobile, indirect	15	204	9	78	24	282
Automobile, direct	1	9	2	11	3	20
Other	5	40	—	—	5	40
Total loans	23	$761	21	$4,181	44	$4,942
At December 31, 2009
Residential real estate loans:
One- to four-family	1	$53	11	$1,640	12	$1,693
Home equity	2	73	1	94	3	167
Commercial loans:
Commercial real estate	—	—	1	103	1	103
Real estate construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	30	245	11	195	41	440
Automobile, direct	4	6	3	30	7	36
Other	12	61	2	9	14	70
Total loans	49	$438	29	$2,071	78	$2,509
At December 31, 2008
Residential real estate loans:
One- to four-family	1	$101	1	$81	2	$182
Home equity	—	—	—	—	—	—
Commercial loans:
Commercial real estate	—	—	1	5,272	1	5,272
Real estate construction	—	—	—	—	—	—
Commercial business	1	19	2	91	3	110
Consumer loans:
Automobile, indirect	42	457	21	240	63	697
Automobile, direct	4	29	1	1	5	30
Other	13	74	—	—	13	74
Total loans	61	$680	26	$5,685	87	$6,365
Total delinquent loans increased by $3.6 million to $6.7 million at December 31, 2012 from $3.1 million at December 31, 2011. The increase in delinquent loans was attributable to a $3.6 million increase in commercial real estate loans delinquent 90 days and over.
Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired, it is recorded at the lower of cost or estimated fair market value at the date of foreclosure less costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to noninterest expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles. At December 31, 2012, we had $5.2 million in real estate owned and foreclosed assets.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2012, we had $2.3 million of assets designated as special mention.
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowance to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we provide a specific reserve for that portion of the asset that is uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our primary regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Based on our review of our assets at December 31, 2012, we had substandard assets of $28.0 million, consisting of $22.8 million of substandard loans and $5.2 million of real estate owned and foreclosed assets. There were no doubtful assets and no loss assets at December 31, 2012.
As of December 31, 2012, our largest substandard asset was a loan with a balance of $4.7 million secured by multi-family condominium units with an appraised value of $5.1 million as of the most recent appraisal dated June 2012. At December 31, 2012, the loan was identified as impaired. We did not have a specific reserve related to this loan because the appraised value of the loan’s collateral less estimated selling costs exceeded the loan balance.
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
Our evaluation of the risks inherent in our loan portfolio and changes in our asset quality considers various factors pertinent to a determination of the adequacy of the allowance for loan losses. In particular, the following factors are considered in the evaluation of the allowance for loan losses:

•	changes in portfolio composition, loan balances, and the maturities of various loan types in the portfolio;

•	changes in loan concentrations, borrower economic profiles, industries, location of borrowers and loan collateral, particular loan products, loan classes and collateral types;

•	changes in the volume and trend of loan delinquencies and loans in non-accrual status;

•	the level of criticized and classified loans, as well as delinquency trends in the loan portfolio and developments in significant individual loans identified as problem loans;

•	non-performing loans and non-performing assets, including trends in the aggregate and developments in significant individual loan credits;

•	historical trends of actual loan losses or charge-offs (net of recoveries) based on volumes and types of loans;

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
Commercial business loans involve a greater risk of default than residential real estate loans of like duration since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than one- to four-family residential real estate loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-

producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.
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
The decrease in substandard and impaired loans has affected the level of the allowance for loan losses at December 31, 2012. The allowance for loan losses decreased $1.0 million, or 12.7%, to $6.9 million at December 31, 2012 from $7.9 million at December 31, 2011, while total loans increased $49.4 million, or 7.2%, to $739.1 million from $689.7 million during the same time period. At December 31, 2012, the allowance for loan losses represented 0.93% of total loans compared to 1.15% of total loans at December 31, 2011. Substandard loans decreased $16.6 million, or 42.1%, to $22.8 million at December 31, 2012 from $39.4 million at December 31, 2011.
Non-performing loans decreased $1.7 million, or 17.7%, to $7.9 million at December 31, 2012 from $9.6 million at December 31, 2011, due primarily to the charge-off of two non-performing commercial business loans with balances totaling $477,000 and the foreclosures of one non-performing real estate construction loan with a balance of $724,000, five non-performing one- to four-family residential real estate loans with balances totaling $853,000 and one non-performing home equity loan with a balance of $204,000, partially offset by the addition of three non-performing one- to four-family residential real estate loans with balances totaling $897,000 and one non-performing commercial business loan with a balance of $418,000 during the year ended December 31, 2012. Approximately 82.3% and 81.9% of our non-performing loans were collateralized by real estate at December 31, 2012 and 2011, respectively. Non-performing loans are evaluated to determine impairment. Loans that are found to be impaired are individually assessed and a specific reserve is applied, if warranted.
As of December 31, 2012, we identified 99 impaired loans with balances totaling $20.4 million, of which three of the larger balance loans had principal balances totaling $11.4 million. The largest of the impaired loans, with a balance of $4.7 million at December 31, 2012, was secured by multi-family condominium units with an appraised value of $5.1 million. At December 31, 2012, we did not have a specific reserve on this loan since the appraised value less selling costs of the property exceeded the loan balance. The second largest impaired loan with a balance of $3.6 million at December 31, 2012 is a participation purchased in a $36.6 million credit secured by a hotel with an appraised value of $65.6 million as of the most recent appraisal obtained in July 2010. At December 31, 2012, we did not have a specific reserve on this loan since the appraised value less selling costs of the property exceeded the loan balance. The third largest impaired loan had a principal balance of $3.1 million at December 31, 2012 and was secured by a single-family residence with an appraised value less selling costs of $3.9 million based upon an appraisal obtained in March 2012. At December 31, 2012, we did not have a specific reserve on this loan since the appraised value less selling costs of the collateral exceeded the loan balance.
Appraisals are performed by independent, certified appraisers to obtain fair values on non-homogeneous loans secured by real estate. The appraisals are generally obtained when market conditions change, annually for criticized loans, and at the time a loan becomes impaired.
We periodically conduct an internal evaluation of the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, we regularly contract with third-party loan review experts to assess the credit quality of our loan portfolio. Further, as an integral part of their examination process, the Office of the Comptroller of the Currency periodically reviews the allowance for loan losses. The Office of the Comptroller of the Currency may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$7,908	$8,932	$8,328	$8,270	$7,386
Charge-offs:
Residential real estate loans:
One- to four-family	103	315	325	183	—
Home equity	—	64	61	—	—
Commercial loans:
Commercial real estate	114	241	3,635	899	—
Real estate construction	86	631	—	556	—
Commercial business	1,100	1,010	259	665	345
Consumer loans:
Automobile, indirect	2,122	1,867	1,357	2,187	1,890
Automobile, direct	51	39	86	137	120
Other	461	570	743	1,005	1,165
Total charge-offs	4,037	4,737	6,466	5,632	3,520
Recoveries:
Residential real estate loans:
One- to four-family	86	59	3	2	—
Home equity	37	6	—	—	—
Commercial loans:
Commercial real estate	15	—	—	—	—
Real estate construction	21	4	—	—	—
Commercial business	373	85	30	2	18
Consumer loans:
Automobile, indirect	456	203	139	335	296
Automobile, direct	7	13	18	7	8
Other	84	113	180	144	257
Total recoveries	1,079	483	370	490	579
Net charge-offs	2,958	4,254	6,096	5,142	2,941
Provision for loan losses	1,950	3,230	6,700	5,200	3,825
Balance at end of year	$6,900	$7,908	$8,932	$8,328	$8,270
Ratios:
Net charge-offs to average loans outstanding	0.40%	0.63%	0.89%	0.71%	0.40%
Allowance for loan losses to non-performing loans at end of year	87.81	82.08	96.55	100.66	145.06
Allowance for loan losses to total loans at end of year	0.93	1.15	1.33	1.18	1.14

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

	At December 31,
	2012		2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$779	34.06%	$1,137	39.18%	$1,207	40.60%
Home equity	91	2.82	131	3.20	158	3.98
Commercial loans:
Commercial real estate	1,343	11.47	1,148	12.73	1,479	13.13
Real estate construction	586	7.07	936	6.99	979	5.15
Commercial business	1,204	8.58	1,360	5.32	2,443	7.28
Consumer loans:
Automobile, indirect	2,237	30.03	2,519	26.69	1,983	23.41
Automobile, direct	276	3.71	319	3.38	310	3.66
Other	384	2.26	358	2.51	373	2.79
Total	$6,900	100.00%	$7,908	100.00%	$8,932	100.00%

	At December 31,
	2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$1,341	36.35%	$936	33.96%
Home equity	136	4.03	156	3.76
Commercial loans:
Commercial real estate	2,068	14.27	2,660	12.31
Real estate construction	1,077	5.20	1,204	6.34
Commercial business	855	8.38	744	7.05
Consumer loans:
Automobile, indirect	2,156	24.98	1,927	28.95
Automobile, direct	350	4.06	320	4.82
Other	345	2.73	323	2.81
Total	$8,328	100.00%	$8,270	100.00%
The allowance for loan losses decreased $1.0 million, or 12.7%, to $6.9 million at December 31, 2012 from $7.9 million at December 31, 2011, while total loans increased $49.4 million, or 7.2%, to $739.1 million at December 31, 2012 from $689.7 million at December 31, 2011. At December 31, 2012, the allowance for loan losses represented 0.93% of total loans compared to 1.15% of total loans at December 31, 2011. Included in the allowance for loan losses at December 31, 2012 were specific reserves for loan losses of $278,000 related to three impaired loans with balances totaling $981,000. Impaired loans with balances totaling $19.5 million did not require specific reserves for loan losses at December 31, 2012. The allowance for loan losses at December 31, 2011 included specific reserves for loan losses of $1.4 million related to four impaired loans with balances totaling $11.2 million. In addition, impaired loans with balances totaling $21.7 million did not require specific reserves for loan losses at December 31, 2011. The balance of unimpaired loans increased $61.8 million, or 9.4%, to $718.6 million at December 31, 2012 from $656.8 million at December 31, 2011. The allowance for loan losses related to unimpaired loans increased $80,000, or 1.2%, to $6.6 million at December 31, 2012 from $6.5 million at December 31, 2011.
The significant changes in the amount of the allowance for loan losses during the year ended December 31, 2012 related to: (i) a $517,000 decrease in the allowance for loan losses attributable to impaired real estate construction loans primarily due to an increase in the value of the collateral underlying one impaired real estate construction loan and a reduction in the loan balance due to principal payments during the year ended December 31, 2012; (ii) a $440,000 decrease in the allowance for loan losses attributable to impaired commercial business loans primarily due to reductions in the loan balances resulting from principal payments on two loans during the year ended December 31, 2012; and (iii) a $325,000 decrease in the general allowance for loan losses on unimpaired automobile loans primarily due to a decrease in net charge-offs of automobile loans to 0.75% of average loans outstanding for the year ended December 31, 2012 from 0.87% of average loans outstanding for the year ended December 31, 2011. Management also considered local economic factors and unemployment rates as well as the higher risk profile of commercial business and commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
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
Our current investment policy permits us to invest in mortgage-backed securities, including pass-through securities, insured and guaranteed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”) as well as CMOs issued or backed by securities issued by government entities or government-sponsored enterprises and private issuers, as well as investment grade bank-qualified municipal securities and investment grade corporate debt securities. The investment policy also permits investments in certain trust preferred securities, certificates of deposit, securities purchased under an agreement to resell, bankers acceptances, commercial paper, and federal funds.
Our current investment policy generally does not permit without prior approval by the board of directors, interest rate swaps, financial futures/options transactions, purchases of high-risk mortgage securities, or securities denominated in currencies other than U.S. dollars. As a federal savings bank, OmniAmerican Bank is generally not permitted to invest in equity securities. This general restriction does not apply to OmniAmerican Bancorp, Inc., which may acquire up to 5% of voting securities of any company without regulatory approval. Investing in mutual funds is permissible, if investing in the underlying securities is permissible.
Accounting Standards Codification (“ASC”) No. 320, “Investments – Debt and Equity Securities,” requires that we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent at the time of purchase. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by our board of directors.
Our available for sale securities portfolio at December 31, 2012, consisted of securities with the following amortized costs: $192.9 million of mortgage-backed securities issued by U.S. Government-sponsored enterprises; $169.0 million of CMOs; $5.0 million of agency bonds; and $6.0 million of equity securities consisting of a community reinvestment mutual fund, the CRA Qualified Investment Fund.
Mortgage-Backed Securities and CMOs. We invest in mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Our investment policy allows us to purchase privately-issued mortgage-backed securities rated “AA” or higher, although in practice we generally limit purchases of such securities to those rated “AAA.” We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, or Ginnie Mae.

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
Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.
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
As of December 31, 2012, all of the mortgage-backed securities and CMOs owned by OmniAmerican Bank were guaranteed by the U.S. Government or agencies thereof or by government-sponsored enterprises. While the private-label CMOs were purchased in order to earn a higher yield than would have been earned on U.S. Government-backed mortgage-backed securities and CMOs, they also possess greater risk of loss since private-label securities and CMOs are not guaranteed by the U.S. Government or agencies thereof. We do not intend to invest in private-label CMOs in the future.
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
Agency Bonds. At December 31, 2012, agency bonds consisted of a bond issued by the Federal Home Loan Bank which has a term of 10 years and is callable beginning on December 27, 2013.
Other Equity Securities. Other equity securities consist solely of an investment in a community reinvestment mutual fund, the CRA Qualified Investment Fund, with a cost basis of $6.0 million and a fair value of $6.3 million as of December 31, 2012. The fund’s investment objective is to provide a high level of current income consistent with the preservation of capital, and investments in our CRA assessment area that qualify under the Community Reinvestment Act of 1977.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Dallas stock. All of such securities were classified as available for sale.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
U.S. Government-sponsored mortgage-backed securities:
Fannie Mae	$112,245	$116,673	$153,797	$157,807	$90,239	$92,231
Freddie Mac	79,830	82,169	80,690	82,666	59,104	60,964
Ginnie Mae	819	888	1,087	1,203	1,335	1,419
Collateralized mortgage obligations	169,046	172,896	277,290	283,025	149,336	150,792
Private-label collateralized mortgage obligations	—	—	—	—	3,349	3,396
Total mortgage-backed securities	361,940	372,626	512,864	524,701	303,363	308,802
Trust preferred securities	—	—	—	—	7,693	3,920
Agency bonds	5,000	5,015	—	—	—	—
Other equity securities	6,000	6,268	5,000	5,240	5,000	5,084
Total	$372,940	$383,909	$517,864	$529,941	$316,056	$317,806

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
U.S. Government-sponsored mortgage-backed securities:
Fannie Mae	$—	—%	$620	5.64%	$2,332	4.79%	$109,293	2.70%	$112,245	$116,673	2.76%
Freddie Mac	—	—	—	—	3,227	4.10	76,603	2.62	79,830	82,169	2.68
Ginnie Mae	—	—	—	—	—	—	819	4.83	819	888	4.83
Collateralized mortgage obligations	—	—	64	3.90	5,220	2.57	163,762	2.58	169,046	172,896	2.58
Total mortgage-backed securities	—	—	684	5.48	10,779	3.51%	350,477	2.63	361,940	372,626	2.66
Agency bonds	—	—	—	—	5,000	2.20	—	—	5,000	5,015	2.20
Other equity securities	6,000	2.00	—	—	—	—	—	—	6,000	6,268	2.00
Total	$6,000	2.00%	$684	5.48%	$15,779	3.09%	$350,477	2.63%	$372,940	$383,909	2.65%

Sources of Funds
General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also borrow, primarily from the Federal Home Loan Bank of Dallas, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, retained earnings, and income on other earning assets.
Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations, and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, demand accounts, money market accounts, and certificates of deposit. On a limited basis we obtain our brokered deposits through the Certificate of Deposit Account Registry Service network. At December 31, 2012, we had $298,000 in brokered deposits.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors, and our deposit growth goals.
At December 31, 2012, we had a total of $293.5 million in certificates of deposit, of which $176.1 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.
The following tables set forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest-bearing demand	$39,477	4.89%	—%	$71,226	8.89%	—%	$81,342	10.16%	—%
Interest-bearing demand	134,228	16.61	0.09	85,296	10.65	0.17	74,069	9.25	0.36
Savings accounts	121,756	15.07	0.09	204,193	25.48	0.24	206,873	25.83	0.50
Money market	210,204	26.01	0.26	114,712	14.32	0.39	93,952	11.73	0.89
Certificates of deposit	302,401	37.42	1.82	325,828	40.66	1.93	344,681	43.03	2.12
Total deposits	$808,066	100.00%	0.82%	$801,255	100.00%	1.01%	$800,917	100.00%	1.31%

As of December 31, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $130.5 million. The following table sets forth the maturity of those certificates as of December 31, 2012.

At December 31, 2012
(In thousands)
Three months or less	$9,867
Over three months through six months	14,008
Over six months through one year	49,045
Over one year to three years	44,806
Over three years	12,767
Total	$130,493

Borrowings. Our borrowings consist of advances and overnight borrowings from the Federal Home Loan Bank of Dallas and funds borrowed under repurchase agreements. At December 31, 2012, we had access to additional Federal Home Loan Bank advances and overnight borrowings of up to $323.5 million. In addition, the Company maintained $55.0 million in federal funds lines with other financial institutions at December 31, 2012. See Note 10 – Borrowed Funds in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information about our borrowings.
The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of period	$207,000	$262,000	$41,000
Average balance during period	$255,388	$208,071	$54,009
Maximum outstanding at any month end	$289,500	$262,000	$66,400
Weighted-average interest rate at end of period	1.14%	1.01%	3.62%
Average interest rate during period	1.08%	1.33%	3.72%
The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of period	$8,000	$58,000	$58,000
Average balance during period	$36,279	$58,000	$58,000
Maximum outstanding at any month end	$58,000	$58,000	$58,000
Weighted-average interest rate at end of period	3.08%	5.00%	5.00%
Average interest rate during period	4.92%	5.07%	4.22%
The following table sets forth information concerning balances and interest rates on our overnight borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of period	$11,000	$—	$—
Average balance during period	$6,273	$2,229	$195
Maximum outstanding at any month end	$22,460	$12,000	$75
Weighted-average interest rate at end of period	0.26%	—%	—%
Average interest rate during period	0.18%	0.09%	4.10%
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

Personnel
As of December 31, 2012, we had 321 full-time employees and 22 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION
General
Until July 21, 2011, the Company and the Bank were regulated by the Office of Thrift Supervision. As of July 21, 2011, OmniAmerican Bancorp, Inc.’s primary federal regulator is the Federal Reserve Board and OmniAmerican Bank’s primary federal regulator is the Office of the Comptroller of the Currency. OmniAmerican Bank is supervised and examined by the Office of the Comptroller of the Currency and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity, sensitivity to market risk, and compliance with applicable laws including the Community Reinvestment Act. OmniAmerican Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the twelve regional banks in the Federal Home Loan Bank System. OmniAmerican Bank also is regulated to a limited extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency prepares reports based on its examination of OmniAmerican Bank for the consideration of its board of directors on any operating deficiencies. OmniAmerican Bank’s relationship with its depositors and borrowers also is governed by federal law and applicable state law.
Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Federal Reserve Board, the newly created Consumer Financial Protection Bureau, or Congress, could have a material adverse impact on OmniAmerican Bancorp, Inc., OmniAmerican Bank and their operations.
Under the Dodd-Frank Act, the thrift charter has been preserved and the Deputy Comptroller for Thrift Supervision was appointed to assume responsibility over supervising and examining federal savings associations and savings banks.
As a savings and loan holding company, OmniAmerican Bancorp, Inc. is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board. OmniAmerican Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws. On July 21, 2011, under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their non-bank subsidiaries, as well as rulemaking and supervision authority over savings and loan holding companies, were transferred to the Federal Reserve Board.
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
Federal Legislation
The Dodd-Frank Act, enacted on July 21, 2010, is significantly changing the bank regulatory structure and affecting the lending, investment, trading, and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the Office of the Comptroller of the Currency (historically the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies like OmniAmerican Bancorp, Inc. in addition to bank holding companies which it already regulated. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital have been restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the

Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with substantial power to regulate, supervise, and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.
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
The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Non-interest bearing transaction accounts had unlimited FDIC deposit insurance through December 31, 2012 and that temporary program was not extended by Congress.
The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans and directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees.

The Dodd-Frank Act contained a number of reforms related to mortgage origination and servicing. In January 2013, the Consumer Financial Protection Bureau published a series of very detailed and complex final rules that will impact mortgage origination and servicing once they become effective, generally in January 2014 unless noted below. Had these final rules not been published, many of the statutory requirements in Title XIV of the Dodd-Frank Act would have become effective on January 21, 2013 without any implementing regulations.

The final rules concerning mortgage origination and servicing address the following topics.

Ability to Repay. The final rule implements the Dodd-Frank Act provisions requiring that residential mortgages creditors must make a reasonable and good faith determination based on verified and documented information that the consumer has a reasonable ability to repay the loan according to its terms. The final rule also establishes a presumption of compliance with the ability to repay determination for a certain category of mortgages called “qualified mortgages” meeting a series of detailed requirements. The final rule also provides a rebuttable presumption for higher-priced mortgage loans.

High-Cost Mortgage. The final rule strengthens consumer protections for high-cost mortgages (generally bans balloon payments and prepayment penalties, subject to exceptions and bans or limits certain fees and practices) and requires consumers to receive information about homeownership counseling prior to taking out a high-cost mortgage.

Appraisals for High-Risk Mortgages. The final rule permits a creditor to extend a higher-priced (subprime) mortgage loan only if the following conditions are met (subject to exceptions): (i) the creditor obtains a written appraisal; (ii) the appraisal is performed by a certified or licensed appraiser; and (iii) the appraiser conducts a physical property visit of the interior of the property. The rule also requires that during the application process the applicant receives a notice regarding the appraisal process and his or her right to receive a free copy of the appraisal.

Copies of Appraisals. The final rule amends Regulation B, that implements the Equal Credit Opportunity Act. It requires a creditor to provide a free copy of appraisal or valuation reports prepared in connection with any closed-end loan secured by a first lien on a dwelling. The final rule requires notice to applicants of the right to receive copies of any appraisal or valuation reports and creditors must send copies of the reports whether or not the loan transaction is consummated. Creditors must provide the copies of the appraisal or evaluation reports for free, although the creditors may charge reasonable fees for the cost of the appraisal or valuation unless applicable law provides otherwise.

Escrow Requirements. The final rule implements Dodd-Frank Act provisions that generally extend the required duration of an escrow account on certain higher-priced mortgage loans from a minimum of one year to a minimum of five years, subject to certain exemptions for loans made by certain creditors that operate predominantly in rural or underserved areas, as long as certain other criteria are met. This final rule is effective on June 1, 2013.

Servicing. Two final rules were published to implement laws to protect consumers from detrimental actions by mortgage servicers and to provide consumers with better tools and information when dealing with mortgage servicers. One final rule amends Regulation Z, which implements the Truth in Lending Act, and a second final rule amends Regulation X, which implements the Real Estate Settlement Procedures Act. The rules cover nine major topics implementing the Dodd-Frank Act provisions related to mortgage servicing. The final rules include a number of exemptions and other adjustments for small servicers, defined as servicers that service 5,000 or fewer mortgage loans and service only mortgage loans that they or an affiliate originated or own. OmniAmerican Bank currently qualifies for the small servicer exemptions.

Mortgage Loan Originator Compensation. The final rule implements Dodd-Frank Act requirements, as well as revises and clarifies existing regulations and commentary on loan originator compensation. The rule also prohibits, among other things: (i) certain arbitration agreements; (ii) financing certain credit insurance in connection with a mortgage loan; (iii) compensation based on a term of a transaction or a proxy for a term of a transaction; and (iv) dual compensation from a consumer and another person in connection with the transaction. The final rule also imposes a duty on individual loan officers, mortgage brokers, and creditors to be “qualified” and, when applicable, registered or licensed to the extent required under applicable state and federal law.
Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years and many deadlines have been missed. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.
Federal Banking Regulation
Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations. Under these laws and regulations, OmniAmerican Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business, and consumer loans, certain types of debt securities, and certain other assets, subject to applicable limits. OmniAmerican Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorizes, for the first time, the payment of interest on commercial checking accounts effective July 1, 2011.
Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system and meeting certain other requirements), and an 8% risk-based capital ratio.
The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% (or 200% for certain residual interests in transferred assets), assigned by the applicable regulatory agency, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock, and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.
At December 31, 2012 and 2011, OmniAmerican Bank’s capital exceeded all applicable requirements.
In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III.” On August 30, 2012, the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency published three proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.
The Basel III capital framework as adopted in the United States in the future will apply to the Company on a consolidated basis and to the Bank and will establish substantially higher capital requirements than currently apply. The proposed rules would require the following in regard to capital ratios:

•	Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5% (plus a 2.5% “capital conservation buffer” that is phased in, resulting in a fully phased in ratio of 7.0%);

•	Tier 1 capital to risk-weighted assets ratio of 6% (plus the capital conservation buffer, resulting in a fully phased in ratio of 8.5%);

•	Total capital ratio of 8% of total risk-weighted assets (plus the capital conservation buffer, resulting in a fully phased in ratio of 10.5%); and

•	Tier 1 leverage ratio of 4%.
The proposed effective date for this new capital framework was January 1, 2013 with a six-year phase in period, however, on November 9, 2012 the U.S. Federal banking agencies issued a joint press release stating that January 1, 2013 would not be the effective date for the proposed rules and that the agencies will take operational and other considerations into account when determining appropriate implementation dates and associated transition periods. Under the proposed rules, in order to avoid limitations on capital distributions (including dividend payments, discretionary payments on Tier 1 instruments, and share buybacks) and certain discretionary bonus payments, a banking organization would need to hold a specific amount of Common Equity Tier 1 capital in excess of their minimum risk-based capital ratios. The fully phased-in buffer amount would be equal to 2.5% of risk-weighted assets.
On January 6, 2013, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, met and unanimously endorsed a four-year delay in the Basel Committee’s rules establishing a liquidity coverage ratio (“LCR”). Under the revised liquidity requirements, banks would be required to meet 60% of the LCR obligations by 2015, and the full rule would be phased in annually through 2019. At this time, it is unclear how these provisions will be implemented in the United States and what impact these delays in the effective dates will have on the capital proposals. Management is watching these proposed rules closely for its potential impact on OmniAmerican Bancorp, Inc.’s and OmniAmerican Bank’s business.
Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2012, OmniAmerican Bank’s largest lending relationship with a single or related group of borrowers totaled $14.4 million, which represented 7.7% of unimpaired capital and surplus. Therefore, OmniAmerican Bank was in compliance with the loans to one borrower limitations.
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
A savings bank that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2012, OmniAmerican Bank maintained approximately 83.5% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.
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
Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We met these liquidity requirements at December 31, 2012.
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
Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of the Comptroller of the Currency regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as OmniAmerican Bank. OmniAmerican Bancorp, Inc. is an affiliate of OmniAmerican Bank. In general, loan transactions between an insured depository institution and its affiliates (or certain transactions that benefit an affiliate) are subject to certain quantitative and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings banks are required to maintain detailed records of all transactions with affiliates.
OmniAmerican Bank’s authority to extend credit to its directors, executive officers, and 10% stockholders, as well as to entities controlled by such persons (collectively, “insiders”), is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non-insiders and that do not involve more than the normal risk of repayment or present other unfavorable features; and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of OmniAmerican Bank’s capital.
In addition, extensions of credit to insiders in excess of certain limits must be approved in advance by the Bank’s board of directors.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and the Federal Reserve Board has enforcement responsibility over savings and loan holding companies and each has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of the Comptroller of the Currency or the Federal Reserve Board may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $37,500 per day, unless a finding of knowing or reckless disregard of the law or safe and sound banking practices is made, in which case penalties may be as high as $1,425,000 per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.
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
Regulatory Guidance to Subprime Lending. The federal bank regulatory agencies have issued regulatory guidance relating to the examination of financial institutions that are engaged in significant subprime lending activities. The regulatory guidance emphasizes that the federal banking agencies believe that responsible subprime lending can expand credit access for consumers and offer attractive returns for the savings institution. The guidance is applicable to savings institutions that have subprime lending programs greater than or equal to 25% of core capital. As part of the regulatory guidance, examiners must provide greater scrutiny of (i) an institution’s ability to administer its higher risk subprime portfolio, (ii) the allowance for loan losses to ensure that the portion of the allowance allocated to the subprime portfolio is sufficient to absorb the estimated credit losses for the portfolio, and (iii) the level of risk-based capital that the savings institution has to ensure that such capital levels are adequate to support the savings institution’s subprime lending activities. As of December 31, 2012, the Office of the Comptroller of the Currency has not required us to restrict our subprime lending activities. Nor has it required us to maintain specific levels in our allowance for loan losses or risk-based capital as a result of our subprime lending activities.
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
At December 31, 2012, the Bank met the criteria for being considered “well-capitalized.”
Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Also under the Dodd-Frank Act, non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012 and that temporary program was not extended by Congress.
Under the Dodd-Frank Act, the Federal Deposit Insurance Corporation was given much greater discretion to manage the Deposit Insurance Fund (the “DIF”), including where to set the designated reserve ratio (the “DRR”). The Dodd-Frank Act increased the DRR from 1.15% to 1.35% of insured deposits by September 30, 2020 and left unchanged the requirement that the Federal Deposit Insurance Corporation Board of Directors set the DRR annually. The Federal Deposit Insurance Corporation Board must set the DRR according to the following factors: (i) risk of loss to the DIF; (ii) economic conditions affecting the banking industry; (iii) preventing sharp swings in the assessment rates; and (iv) and other factors it deems important. Based on those factors, the Federal Deposit Insurance Corporation Board decided to set the DRR at 2.00% based on a historical analysis of losses to the DIF. The analysis showed in order to maintain a positive fund balance and steady, predictable assessment rates, the DRR must be at least 2.00% as a long-term, minimum goal. The DRR increase may cause Federal Deposit Insurance Corporation deposit insurance assessments to rise in the future. Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.
On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, we prepaid $6.4 million in estimated assessment fees for the fourth quarter of 2009 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations. As of December 31, 2012, the Bank’s prepaid FDIC assessment balance was $2.9 million.
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
In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 0.66 basis points for each $100 in domestic deposits maintained at an institution.

OmniAmerican Bank’s Federal Deposit Insurance Corporation insurance premium assessment and FICO assessment was $830,000 for the year ended December 31, 2012, a decrease of $264,000 from the assessment for the year ended December 31, 2011 of $1.1 million.
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
Federal Home Loan Bank System. OmniAmerican Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Dallas, OmniAmerican Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2012, OmniAmerican Bank was in compliance with this requirement with a balance of $10.8 million in Federal Home Loan Bank stock.
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

•
rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws, including, without limitation, the Office of the Comptroller of the Currency, the Federal Reserve Board, and the Consumer Financial Protection Bureau.

The operations of OmniAmerican Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of debit cards, automated teller machines, and other electronic banking services;

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

Holding Company Regulation
General. OmniAmerican Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, OmniAmerican Bancorp, Inc. is registered with the Federal Reserve Board and is subject to Federal Reserve Board regulations, examinations, supervision, and reporting requirements. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to OmniAmerican Bank.
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
Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress.
Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of OmniAmerican Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

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
Method of Accounting. For federal income tax purposes, OmniAmerican Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.
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
Audit of Tax Returns. OmniAmerican Bancorp, Inc.’s and OmniAmerican Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation
In 2006, the State of Texas enacted legislation replacing its franchise tax with a margin tax effective with tax reports filed on or after January 1, 2008. The Texas margin tax is computed by applying the applicable tax rate (1% for most entities) to the margin. Margin equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation expense; or total revenue times 70%. Lending institutions may deduct interest expense as cost of goods sold. Our calculation in 2012 was total revenue minus compensation expense.

ITEM 1A. Risk Factors
Our loan portfolio has greater risk than those of many savings banks due to the substantial number of automobile and other consumer loans in our portfolio.
We have a diversified loan portfolio with a substantial number of loans secured by collateral other than owner-occupied one- to four-family residential real estate. Our loan portfolio includes a substantial number of indirect automobile loans which are automobile loans referred to us by participating automobile dealerships. At December 31, 2012, our consumer loans totaled $266.0 million, or 36.0% of our total loan portfolio, and indirect automobile loans were the largest category of consumer loans, representing 30.0% of total loans at December 31, 2012. At that date, we had consumer loans 60 days or more past due of $539,000, or 8.0% of total loans 60 days or more past due. Indirect automobile loans represented $490,000, or 7.3% of total loans 60 days or more past due at December 31, 2012. Our consumer loan portfolio also includes direct automobile loans, unsecured loans, and loans secured by other personal property. Consumer loans generally have greater risk of loss or default than one- to four-family residential real estate loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles, or loans that are unsecured. In these cases, we face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. Finally, because indirect automobile loan applications are completed by automobile dealerships, we assume the risks associated with a dealership properly complying with federal, state, and local consumer protection laws.
As a result of our relatively large portfolio of consumer loans, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which would reduce our profits. In addition, a portion of our automobile loans are made to borrowers with credit scores that would cause such loans to be considered subprime. At December 31, 2012, $28.4 million, or 11.4% of our total automobile loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a credit-impaired borrower). See “Item 1. Business — Lending Activities — Consumer Lending.”
A portion of our loan portfolio consists of loans made to persons with impaired credit or with reduced documentation, which presents greater risk of loss or delinquency.
As of December 31, 2012, $46.8 million, or 18.6% of our one- to four-family residential real estate loans, were to borrowers with no credit score or a credit score of 660 or less (a possible indication of a credit-impaired borrower) and an additional credit weakness. Weakened credit characteristics of a borrower may include prior loan payment delinquencies, foreclosure of prior loans, bankruptcies, or prior non-payment of loans. Loans to such borrowers may also present a greater credit risk to us based upon the borrower’s debt to income ratio, the results of a credit review, or other criteria that indicate that the borrower may have an insufficient or impaired credit history.
We also have loans to borrowers who provide limited or no documentation of assets or income, known as stated income loans. At December 31, 2012, we had $9.1 million of one- to four-family residential real estate stated income loans, or 3.6% of our one- to four-family residential real estate loans. As of December 31, 2012, we had $4.3 million of interest-only one- to four-family residential real estate loans. This amount represents 1.7% of our total one- to four-family residential real estate loans, with $3.0 million of our interest-only loans comprised of adjustable-rate loans. The interest rate on these loans is initially fixed for three, five, or seven year terms and then adjusts in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term.
In 2008, we began purchasing one- to four-family residential real estate loans, which included subprime, stated income, and interest-only loans, at a discount to the original principal balance of the mortgage loan. As of December 31, 2012, the total outstanding balance of all purchased one- to four-family residential real estate loans was $16.4 million, or 6.5% of our one- to four-family residential real estate loans and 2.2% of our total loans, while the carrying value of such loans, net of purchase discounts, was $14.2 million. Our purchased one- to four-family residential real estate loans included $2.2 million of subprime loans as of December 31, 2012. In addition, these purchased one- to four-family residential real estate loans included $8.4 million of stated income loans and $3.5 million of interest-only loans (of which $1.9 million were also stated income loans). At December 31, 2012, the purchased subprime, stated income, and interest-only loans represented 0.9%, 3.3%, and 1.4%, respectively, of our total one- to four-family residential real estate loans. We may purchase subprime, stated income, and interest-only loans, as market conditions permit, provided we are able to obtain the loans at a sufficient discount to the loan balance to compensate us for the added risk associated with such loans.
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
Commercial real estate, real estate construction, and commercial business lending have historically had higher credit risk than single-family residential lending. Such loans typically involve larger loan balances to a single borrower or related borrowers. At December 31, 2012, our portfolio of commercial real estate loans totaled $84.8 million, or 11.5% of our total loans, our portfolio of real estate construction loans totaled $52.2 million, or 7.1% of our total loans, and our portfolio of commercial business loans totaled $63.4 million, or 8.6% of our total loans. At December 31, 2012, commercial real estate loans that were delinquent 60 days or more totaled $3.8 million. We had no real estate construction loans or commercial business loans that were delinquent 60 days or more at December 31, 2012. We intend to continue to emphasize the origination of these types of loans consistent with safety and soundness standards.
Commercial real estate loans, real estate construction loans, and commercial business loans generally have a greater risk of loss than owner-occupied one- to four-family residential real estate loans. Repayment of commercial real estate, real estate construction, and commercial business loans generally depends, in large part, on sufficient income from the property or the borrower’s business to cover operating expenses and debt service. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential real estate loans. Changes in economic conditions that are beyond the control of the borrower and lender may affect the value of the security for the loan, the future cash flow of the affected property or business, or the marketability of a construction project with respect to loans originated for the acquisition and development of property.
We emphasize business lending and marketing our products and services to small and medium-sized businesses. These small and medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively affect these businesses, our results of operations and financial condition may be adversely affected.
Protecting our business from identity theft and the theft of other customer data increases our cost of operations. To the extent that we, or our third-party providers, are unable to prevent the loss of customer information, our operations may become disrupted and our net income may be adversely affected.
We must protect our computer systems and network from physical break-ins, security breaches, and other disruptive problems caused by the Internet or other users. Moreover, third-party providers, such as payment processing centers, must also take similar actions to protect customer information. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmissions of confidential information, as do our third-party providers. However, security measures implemented by us or our third-party providers may not prevent cyber-fraud. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect customer transaction data. If any compromise of our security or the security of our third-party providers were to occur, it could have a material adverse effect on our business, financial condition, and results of operations.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. While our allowance for loan losses was 0.93% of total loans at December 31, 2012, material additions to our allowance could materially decrease our net income.

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
As a result of our focus on one- to four-family residential real estate loans, the interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Additionally, many of our investment securities have lengthy maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have either no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of December 31, 2012, 21.8% of our loans had maturities of 15 years or longer, while 60.0% of our certificates of deposit had maturities of one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.
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
Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2012, the fair value of our available for sale securities portfolio, consisting of mortgage-backed securities and CMOs issued by U.S. Government-sponsored enterprises, agency bonds, and equity securities totaled $383.9 million. Gross unrealized gains on these securities totaled $11.0 million at December 31, 2012.
We evaluate interest rate sensitivity using an internal calculation that estimates the change in our net portfolio value over a range of interest rate scenarios, also known as a “rate shock” analysis. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. As of December 31, 2012, our “rate shock” analysis indicated that our net portfolio value would increase by $8.4 million if there was an instantaneous 200 basis point increase in market interest rates and would decrease by $8.1 million if there was an instantaneous 100 basis point decrease in market interest rates. See “Item 7A Quantitative and Qualitative Disclosures about Market Risk — Management of Market Risk.”
The current economic environment poses challenges for the Company and could adversely affect the Company’s financial condition and results of operations.
The U.S. experienced a severe economic recession in 2008 and 2009. Although the economy appears to be improving, the recovery has been slow and unemployment remains at a high level. Financial institutions continue to be affected by the uncertain economic environment. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment. The values of real estate collateral supporting many commercial loans and home mortgages declined sharply during the recession and these values may take several years to recover. A deterioration in local economic conditions could result in increases in loan delinquencies, problem assets, and foreclosures and a decline in the value of the collateral securing loans in the Bank’s portfolio. In addition, a deterioration in local economic conditions could drive the level of loan losses beyond the level the Company has provided in its allowance for loan losses. This could necessitate an increase in the Company’s provision for loan losses, which would reduce our earnings. Additionally, the demand for the Company’s products and services could be reduced, which would adversely impact the Company’s liquidity and revenues.

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
Financial reform legislation enacted by Congress will result in new laws and regulations that are expected to increase our costs of operations.
Congress enacted the Dodd-Frank Act in 2010. This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated the Bank, was merged into the Office of the Comptroller of the Currency. Moreover, the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including OmniAmerican Bancorp, Inc.
The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet-to-be-written or yet-to-be-effective implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision, and examination by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the Federal Deposit Insurance Corporation. Such regulators govern the activities in which we may engage, primarily for the protection of depositors, consumers, and investors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on our results of operations. Because our business is highly regulated, the laws, rules, and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules, and regulations, or any other laws, rules, or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, or prospects.

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We operate from our administrative offices in Fort Worth, Texas, and from our 15 full-service branches located in the Dallas/Fort Worth Metroplex and Hood County, Texas. The net book value of our premises, land, and equipment was $43.1 million at December 31, 2012. The following tables set forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned		Year Acquired or Leased
Administrative Offices:
1320 South University Dr. (Main Office) Fort Worth, TX 76107	Owned		2004
5001 North Riverside Drive Fort Worth, TX 76137	Leased	(1)	2010

Full Service Branches:
1320 South University Dr. Fort Worth, TX 76107	Owned		2006
NAS/JRB FW Building 1870 Fort Worth, TX 76127	Leased	(2)	1968
7800 White Settlement Road Fort Worth, TX 76108	Owned		1991
1616 W. Northwest Highway Grapevine, TX 76051	Leased	(3)	2005
1401 W. Walnut Hill Lane Irving, TX 75038	Owned		1990
2311 West Euless Boulevard Euless, TX 76040	Owned		1992
950 West Arbrook Boulevard Arlington, TX 76015	Owned		1999
1000 Pennsylvania Avenue Fort Worth, TX 76104	Owned		1995
6001 Bryant Irvin Road Fort Worth, TX 76132	Owned		1996
2330 East Rosedale Street Fort Worth, TX 76105	Owned		1996
318 South Main Weatherford, TX 76086	Owned		2003
8024 Denton Highway Watauga, TX 76148	Owned		2002
1030 East Highway 377 Suite 138 Granbury, TX 76048	Leased	(4)	2002
1204 W. Henderson Street Cleburne, TX 76033	Owned		2003
2341 Justin Road Flower Mound, TX 75028	Leased	(5)	2009
____________________

(1)	Lease expires in 2021.

(2)	Lease on a month-to-month basis.

(3)	Lease expires in 2015.

(4)	Lease expires in 2013.

(5)	Lease expires in 2019.

ITEM 3. Legal Proceedings
From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing us in such proceedings, that the resolution of these proceedings will not have a material effect on our financial condition or results of operations.
ITEM 4. Mine Safety Disclosures
None.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market, Holder, and Dividend Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “OABC.” The approximate number of holders of record of OmniAmerican Bancorp, Inc.’s common stock as of March 7, 2013 was 805. Certain shares of OmniAmerican Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for OmniAmerican Bancorp, Inc.’s common stock for the two years ended December 31, 2012:

	High	Low	Dividends Declared
2012
Fourth Quarter	$23.73	$21.16	—
Third Quarter	$23.20	$20.18	—
Second Quarter	$21.50	$18.70	—
First Quarter	$20.40	$15.58	—
2011
Fourth Quarter	$15.99	$13.36	—
Third Quarter	$15.24	$13.01	—
Second Quarter	$15.84	$13.96	—
First Quarter	$15.93	$13.05	—

We have never declared or paid a cash dividend on our common stock. The board of directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. Any future determination regarding payment of dividends will be at the discretion of the board of directors and will depend upon a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.
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

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding share-based compensation awards outstanding and available for future grants as of December 31, 2012, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Additional information regarding share-based compensation plans is presented in Note 11 – Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders	505,665	$16.13	664,498
Plans not approved by stockholders	—	—	—
Total	505,665	$16.13	664,498
Stock Repurchases
On September 1, 2011, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to 565,369 shares of the Company’s common stock, from time to time, subject to market conditions. The maximum number of shares that may yet be purchased under the program is 411,469 shares. The repurchase program will continue until completed or terminated by the board of directors.
The Company did not repurchase any shares of its outstanding common stock during the fourth quarter of the year ended December 31, 2012.

Stock Performance Graph
The performance graph below compares the cumulative stockholder return on OmniAmerican Bancorp, Inc. Common Stock between January 21, 2010 and December 31, 2012 with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the SNL Bank and Thrift Index. The graph assumes the initial value of our common stock on January 21, 2010 was the closing sales price of $11.85 per share. The graph is expressed in dollars based on an assumed investment of $100 on January 21, 2010. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	1/21/10	12/31/10	6/30/11	12/31/11	6/30/12	12/31/12
OmniAmerican Bancorp, Inc.	100.00	114.35	126.33	132.49	180.84	195.19
S&P 500	100.00	114.82	121.74	117.25	128.37	136.01
SNL Bank and Thrift	100.00	107.00	99.01	83.20	97.28	111.72

ITEM 6. Selected Financial Data
The summary information presented below at the listed dates or for each of the years presented is derived from OmniAmerican Bancorp, Inc.’s audited consolidated financial statements. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes contained in Item 8. Financial Statements and Supplementary Data.

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Consolidated Financial Condition Data:
Total assets	$1,257,349	$1,336,714	$1,108,419	$1,133,927	$1,067,914
Cash and cash equivalents	23,853	21,158	24,597	140,144	41,242
Securities available for sale, at fair value	383,909	529,941	317,806	210,421	230,304
Other investments	12,867	13,465	3,060	3,850	10,014
Loans receivable, net	735,271	683,491	660,425	698,127	715,774
Bank-owned life insurance	32,183	21,016	20,078	—	—
Foreclosed assets, net	394	227	207	267	98
Other real estate owned	4,769	6,683	14,793	6,762	488
Deposits	816,302	807,634	801,158	909,966	739,846
Federal Home Loan Bank of Dallas advances	207,000	262,000	41,000	66,400	169,900
Repurchase agreements	8,000	58,000	58,000	58,000	58,000
Other borrowings	11,000	—	—	—	664
Total stockholders’ equity	205,578	199,024	198,627	91,156	89,329

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Consolidated Operating Data:
Interest income	$50,028	$53,781	$52,847	$53,715	$57,696
Interest expense	10,844	13,067	13,903	19,674	27,677
Net interest income	39,184	40,714	38,944	34,041	30,019
Provision for loan losses	1,950	3,230	6,700	5,200	3,825
Net interest income after provision for loan losses	37,234	37,484	32,244	28,841	26,194
Noninterest income	15,785	13,150	13,699	16,463	16,269
Noninterest expense	44,443	44,823	44,001	43,757	41,077
Income before income tax expense	8,576	5,811	1,942	1,547	1,386
Income tax expense	2,878	1,844	285	892	742
Net income	$5,698	$3,967	$1,657	$655	$644

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Consolidated Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.43%	0.31%	0.15%	0.06%	0.06%
Return on average equity (ratio of net income to average equity)	2.81%	1.98%	0.86%	0.72%	0.72%
Interest rate spread (1)	3.08%	3.24%	3.45%	3.29%	2.74%
Net interest margin (2)	3.21%	3.45%	3.77%	3.51%	3.02%
Efficiency ratio (3)	80.85%	83.22%	83.58%	86.64%	88.74%
Noninterest expense to average total assets	3.36%	3.50%	3.94%	4.18%	3.82%
Average interest-earning assets to average interest-bearing liabilities	114.46%	118.37%	124.05%	111.49%	109.88%
Average equity to average total assets	15.36%	15.66%	17.17%	8.73%	8.32%
Basic earnings per share (4)	$0.55	$0.37	$0.15	N/A	N/A
Diluted earnings per share (4)	$0.55	$0.37	$0.15	N/A	N/A
Asset Quality Ratios:
Non-performing assets to total assets	1.04%	1.24%	2.19%	1.35%	0.59%
Non-performing loans to total loans	1.06%	1.40%	1.38%	1.17%	0.79%
Allowance for loan losses to non-performing loans	87.81%	82.08%	96.55%	100.66%	145.06%
Allowance for loan losses to total loans	0.93%	1.15%	1.33%	1.18%	1.14%
Net charge-offs to average loans outstanding	0.40%	0.63%	0.89%	0.71%	0.40%
Consolidated Capital Ratios:
Total capital (to risk-weighted assets)	25.47%	24.86%	27.91%	12.03%	11.73%
Tier I capital (to risk-weighted assets)	24.56%	23.86%	26.89%	11.01%	10.73%
Tier I capital (to total assets)	15.67%	14.18%	17.40%	7.35%	7.71%
Other Data:
Number of full service offices	15	15	15	16	17
Full-time equivalent employees	332	326	307	330	345
____________________

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)
The Company completed its mutual to stock conversion on January 20, 2010. The earnings per share for the year ended December 31, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2012 and 2011, and our results of operations for the years ended December 31, 2012, 2011, and 2010. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this annual report.
Overview
Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on our deposits and borrowings. Results of operations are also affected by service charges and other fees, provisions for loan losses, commissions, gains (losses) on sales of securities and loans, and other income. Our noninterest expense consists primarily of salaries and benefits, professional and outside services, occupancy, other operations expense, software and equipment maintenance, depreciation of furniture, software and equipment, net losses on the write-down of other real estate owned, and communications costs.
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
Deepening our customer relationships. We intend to expand our business by cross-selling our loan and deposit products and services to our customers. We offer a wide range of products and services that allow us to meet our customers’ banking needs and provide us diversification of revenue sources. We offer our retail customers a comprehensive portfolio of deposit products, including checking, money market, savings, certificates of deposit, and individual retirement accounts, as well as lending products, including one- to four-family residential mortgage loans, new and used automobile loans, and individual lines of credit. We provide our commercial customers an extensive array of deposit and lending products and cash management programs. We focus our business lending on small and medium-sized businesses and cross-sell the entire business banking relationship to these customers, including checking and savings deposits and business banking products and services, such as online cash management, remote deposit capture, and treasury management.
Continuing to grow our loan portfolio. Our strategy for increasing net income includes increasing our loan originations. We intend to continue to emphasize the origination of one- to four-family residential real estate loans, consumer loans, and indirect automobile loans, as well as commercial real estate loans and commercial business loans. Commercial real estate loans and commercial business loans generally are originated with higher interest rates compared to one- to four-family residential real estate loans and, therefore, have a positive effect on our interest rate spread and net interest income. In addition, the majority of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk.
Maintaining our high level of asset quality through conservative underwriting guidelines and aggressive monitoring of our loan portfolio. We introduce loan products only when we are confident that our staff has the necessary expertise and that sound underwriting and collection procedures are in place. For example, a relatively high percentage of our loan portfolio consists of consumer loans which are generally considered to have higher risk than owner-occupied one- to four-family residential loans. For the years ended December 31, 2012 and 2011, our average ratio of losses from consumer loans to average total loans was 0.28% and 0.31%, respectively. Our credit and collections department actively monitors the performance of our consumer and residential real estate loan portfolios. When a loan becomes past due, we promptly contact the borrower by telephone or by written communication. During each personal contact, the borrower is required to provide updated information and is counseled on the terms of the loan and the importance of making payments on or before the due date. With respect to our commercial real estate and commercial business lending, collection efforts are carried out directly by our commercial loan officers. Commercial loan officers review past due accounts weekly and promptly contact delinquent borrowers. Past due notices are typically sent to commercial real estate customers and commercial business customers at 15 days past due.

Emphasizing our lower cost deposit products to reduce the funding costs of our loan growth. We offer interest-bearing and noninterest-bearing demand accounts, money market accounts, and savings accounts, which generally are lower cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate. For the years ended December 31, 2012, 2011, and 2010, the average of our demand accounts, money market accounts, and savings accounts represented 62.58%, 59.34%, and 56.96%, respectively, of average total deposits. We intend to continue emphasizing demand accounts, money market accounts, and savings accounts as a source of funding.
Managing interest rate risk. As with most financial institutions, successfully managing interest rate risk is an integral part of our business strategy. Management and the board of directors evaluate the interest rate risk inherent in our assets and liabilities, and determine the level of risk that is appropriate and consistent with our capital levels, liquidity, and performance objectives. In particular, during the current low interest rate environment, we have sought to minimize the risk of originating long-term fixed-rate loans by selling such loans in the secondary market, and in particular selling to Fannie Mae all qualifying fixed-rate one- to four-family residential real estate loans with terms 15 years or greater. In addition, a significant percentage of our loan portfolio consists of commercial business loans and consumer loans which generally have shorter terms and provide higher yields than one- to four-family residential real estate loans. We also monitor the mix of our deposits, a majority of which have been lower cost demand deposits, money market deposits, and savings deposits. Our strategy is to continue managing interest rate risk in response to changes in the local and national economy.
Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.
Allowance for Loan Losses. We believe that the allowance for loan losses and related provision for loan losses are particularly susceptible to change in the near term, due to changes in credit quality which are evidenced by trends in charge-offs and in the volume and severity of past due loans. In addition, our loan mix is changing as we increase our commercial real estate and commercial business lending. Commercial real estate and commercial business loans generally have greater credit risk than one- to four-family residential real estate and consumer loans due to these loans being larger in amount and non-homogeneous.
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
Impairment of Investment Securities. The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting policy. In evaluating the investment portfolio for other-than-temporary impairment, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, and other meaningful information. If a decline in the fair value of an investment security below its cost is judged to be other-than-temporary, the cost basis of the investment security is written down to fair value as a new cost basis. The amount of the credit related impairment write-down is recognized in our earnings and the non-credit related impairment for securities not expected to be sold is recognized in other comprehensive income (loss). A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include failure to make scheduled principal and/or interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions, and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.

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
To compute our pension expense for the year ended December 31, 2012, we used actuarial assumptions that included a discount rate and an expected long-term rate of return on plan assets. The discount rate of 4.75%, used in this calculation, is the rate used in computing the benefit obligation as of December 31, 2012. The expected long-term rate of return on plan assets of 8.00% is based on the weighted-average expected long-term returns for the target allocation of plan assets as of the measurement date, December 31, 2012, and was developed through analysis of historical market returns, current market conditions and the pension plan assets’ past experience. Although we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. See Note 11 — Employee Benefit Plans of the notes to the consolidated financial statements included in this annual report for additional information.
Income Taxes. OmniAmerican Bank became a taxable entity after converting from a credit union to a federally chartered savings bank on January 1, 2006. On that date, we established a net deferred tax asset of $6.1 million as a result of timing differences for certain items, including depreciation of premises and equipment, unrealized gains and losses on investment securities, and bad debt deductions. The calculation of our income tax provision and deferred tax asset is complex and requires the use of estimates and judgment in their determination. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information, and we maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, and newly enacted statutory, judicial, and regulatory guidance that could affect the relative merits of the tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. In addition, positions we take in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in a material adjustment to our financial statements. On January 1, 2009, we adopted authoritative guidance under ASC Topic 740, “Income Taxes.” This authoritative guidance prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with tax authorities) for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. See Note 13 — Income Taxes of the notes to the consolidated financial statements included in this annual report for additional information.
Comparison of Financial Condition at December 31, 2012 and 2011
Assets. Total assets decreased $79.4 million, or 5.9%, to $1.26 billion at December 31, 2012 from $1.34 billion at December 31, 2011. The decrease was primarily the result of decreases in securities classified as available for sale of $146.0 million and other real estate owned of $1.9 million, partially offset by increases in loans, net of the allowance for loan losses and deferred fees and discounts, of $51.8 million, bank-owned life insurance of $11.2 million, and cash and cash equivalents of $2.7 million.
Cash and Cash Equivalents. Total cash and cash equivalents increased $2.7 million, or 12.7%, to $23.9 million at December 31, 2012 from $21.2 million at December 31, 2011. The increase in total cash and cash equivalents was primarily due to $268.0 million of cash received from loan principal repayments, $194.4 million in proceeds from sales, principal repayments, and maturities of securities, $73.7 million of proceeds from the sales of loans, $11.0 million in cash from overnight borrowings, $8.7 million in cash from the net increase in deposits, and $5.7 million in proceeds from the sales of repossessed assets. These increases were partially offset by decreases due to $388.8 million in cash used to originate loans, $55.0 million in cash used to repay Federal Home Loan Bank advances, $53.0 million in cash used to purchase securities classified as available for sale, $50.0 million used to repay repurchase agreements, and $10.0 million in cash used to purchase bank-owned life insurance.
Securities. Securities classified as available for sale decreased $146.0 million, or 27.6%, to $383.9 million at December 31, 2012 from $529.9 million at December 31, 2011. The decrease in securities classified as available for sale during the year ended December 31, 2012, reflected principal repayments and maturities of $134.0 million, sales of $59.6 million, and amortization of the net premiums on investments of $4.4 million during the year ended December 31, 2012. These decreases were partially offset by an increase due to purchases of $53.0 million. At December 31, 2012, securities classified as available for sale consisted primarily of government-sponsored mortgage-backed securities, government-sponsored CMOs, agency bonds, and other equity securities.

Bank Owned Life Insurance. Bank-owned life insurance increased $11.2 million, or 53.1%, to $32.2 million at December 31, 2012 from $21.0 million at December 31, 2011, primarily due to the purchase of $10.0 million of life insurance policies on certain key employees during the year ended December 31, 2012.
Loans. Loans, net increased $51.8 million, or 7.6%, to $735.3 million at December 31, 2012 from $683.5 million at December 31, 2011.

	December 31, 2012	December 31, 2011	Dollar change	Percent change
	(Dollars in thousands)
One- to four-family	$251,756	$270,426	$(18,670)	(6.9)%
Home equity	20,863	22,074	(1,211)	(5.5)
Commercial real estate	84,783	87,650	(2,867)	(3.3)
Real estate construction	52,245	48,128	4,117	8.6
Commercial business	63,390	36,648	26,742	73.0
Automobile, indirect	221,907	184,093	37,814	20.5
Automobile, direct	27,433	23,316	4,117	17.7
Other consumer	16,707	17,354	(647)	(3.7)
Total loans	739,084	689,689	49,395	7.2
Other items:
Unearned fees and discounts, net	3,087	1,710	1,377	80.5
Allowance for loan losses	(6,900)	(7,908)	1,008	(12.7)
Total loans, net	$735,271	$683,491	$51,780	7.6%
Automobile loans (consisting of direct and indirect loans) increased $41.9 million, or 20.2%, to $249.3 million at December 31, 2012 from $207.4 million at December 31, 2011, related primarily to our refocused sales initiatives and competitive rate structure. Commercial business loans increased $26.7 million, or 73.0%, to $63.4 million at December 31, 2012 from $36.7 million at December 31, 2011, as a result of our focus on growing this area of our business and the addition of commercial lending staff in 2012. In addition, commercial business loans included a participating interest in a mortgage warehouse line of credit with another financial institution with a balance of $13.6 million at December 31, 2012. Real estate construction loans increased $4.1 million, or 8.6%, to $52.2 million at December 31, 2012 from $48.1 million at December 31, 2011, as new construction borrowing demand increased in our market area. One- to four-family residential real estate loans decreased $18.7 million, or 6.9%, to $251.7 million at December 31, 2012 from $270.4 million at December 31, 2011. The decrease in one- to four-family residential real estate loans was primarily due to repayments of $60.6 million, sales of $9.1 million, and reclassifications to other real estate owned of $1.8 million, partially offset by originations of $52.8 million. Commercial real estate loans decreased $2.9 million, or 3.3% to $84.8 million and home equity loans decreased $1.2 million, or 5.5%, to $20.9 million, as loans are maturing and paying off. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while managing the potential for risk of loss.
Allowance for Loan Losses. The allowance for loan losses decreased $1.0 million, or 12.7%, to $6.9 million at December 31, 2012 from $7.9 million at December 31, 2011, while total loans increased $49.4 million, or 7.2%, to $739.1 million at December 31, 2012 from $689.7 million at December 31, 2011. The decreases in the allowance for loan losses attributable to one- to four-family residential real estate loans, real estate construction loans, and automobile loans were partially offset by an increase in the allowance for loan losses related to commercial real estate loans. At December 31, 2012, the allowance for loan losses represented 0.93% of total loans compared to 1.15% of total loans at December 31, 2011. Included in the allowance for loan losses at December 31, 2012 were specific reserves for loan losses of $278,000 related to three impaired loans with balances totaling $981,000. Impaired loans with balances totaling $19.5 million did not require specific reserves for loan losses at December 31, 2012. The allowance for loan losses at December 31, 2011 included specific reserves for loan losses of $1.4 million related to four impaired loans with balances totaling $11.2 million. In addition, impaired loans with balances totaling $21.7 million did not require specific reserves for loan losses at December 31, 2011. The balance of unimpaired loans increased $61.8 million, or 9.4%, to $718.6 million at December 31, 2012 from $656.8 million at December 31, 2011. The allowance for loan losses related to unimpaired loans increased $80,000, or 1.2%, to $6.6 million at December 31, 2012 from $6.5 million at December 31, 2011.

The significant changes in the amount of the allowance for loan losses during the year ended December 31, 2012 related to: (i) a $517,000 decrease in the allowance for loan losses attributable to impaired real estate construction loans primarily due to an increase in the value of the collateral underlying one impaired real estate construction loan and a reduction in the loan balance due to principal payments during the year ended December 31, 2012; (ii) a $440,000 decrease in the allowance for loan losses attributable to impaired commercial business loans primarily due to reductions in the loan balances resulting from principal payments on two loans during the year ended December 31, 2012; and (iii) a $325,000 decrease in the general allowance for loan losses on unimpaired automobile loans primarily due to a decrease in net charge-offs of automobile loans to 0.75% of average loans outstanding for the year ended December 31, 2012 from 0.87% of average loans outstanding for the year ended December 31, 2011. Management also considered local economic factors and unemployment as well as the higher risk profile of commercial business and commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Other Real Estate Owned. Other real estate owned decreased $1.9 million, or 28.6% to $4.8 million at December 31, 2012 from $6.7 million at December 31, 2011. The decrease resulted primarily from the sales of other real estate owned properties totaling $2.9 million and write-downs of the values of other real estate owned properties to the current fair values less costs to sell totaling $1.0 million, partially offset by $2.0 million in loans reclassified to other real estate owned.
Deposits. Deposits increased $8.7 million, or 1.1%, to $816.3 million at December 31, 2012 from $807.6 million at December 31, 2011.

	December 31, 2012	December 31, 2011	Dollar change	Percent change
	(Dollars in thousands)
Noninterest-bearing demand	$47,331	$33,261	$14,070	42.3%
Interest-bearing demand	139,976	135,802	4,174	3.1
Savings	105,946	168,433	(62,487)	(37.1)
Money market	229,537	151,443	78,094	51.6
Certificates of deposit	293,512	318,695	(25,183)	(7.9)
Total deposits	$816,302	$807,634	$8,668	1.1%
The increase was primarily due to increases in money market deposits of $78.1 million, noninterest-bearing demand deposits of $14.1 million, and interest-bearing demand deposits of $4.2 million, partially offset by decreases in savings deposits of $62.5 million. The overall increase in transaction accounts was primarily due to increases in the deposit account balances of our commercial customers. Certificates of deposit decreased $25.2 million primarily due to certificates of deposit that matured and were not renewed.
Borrowings. Federal Home Loan Bank advances decreased $55.0 million, or 21.0%, to $207.0 million at December 31, 2012 from $262.0 million at December 31, 2011. The decrease in Federal Home Loan Bank was attributable to scheduled maturities of $307.5 million, partially offset by advances of $252.5 million during the year ended December 31, 2012. Repurchase agreements decreased $50.0 million, or 86.2%, to $8.0 million at December 31, 2012 from $58.0 million at December 31, 2011. The decrease resulted primarily from the maturity and repayment of $50.0 million of repurchase agreements in July 2012. Other borrowings increased $11.0 million at December 31, 2012 from December 31, 2011, primarily due to $11.0 million in overnight borrowings from the Federal Home Loan Bank.
Stockholders’ Equity. At December 31, 2012, our stockholders’ equity was $205.6 million, an increase of $6.6 million, or 3.3%, from $199.0 million at December 31, 2011.

	December 31, 2012	December 31, 2011	Dollar change	Percent change
	(Dollars in thousands)
Common stock	$114	$112	$2	1.8%
Additional paid-in capital	106,684	105,638	1,046	1.0
Unallocated ESOP shares	(8,379)	(8,760)	381	(4.3)
Retained earnings	101,877	96,179	5,698	5.9
Accumulated other comprehensive income	5,282	5,855	(573)	(9.8)
Total stockholders’ equity	$205,578	$199,024	$6,554	3.3%

The increase in stockholders’ equity was primarily attributable to net income of $5.7 million, share-based compensation expense of $1.3 million, and employee stock ownership plan compensation expense of $792,000 for the year ended December 31, 2012. Partially offsetting these increases in stockholders’ equity were a decrease of $894,000 resulting from the repurchase of 42,500 shares of the Company’s common stock and $573,000 of other comprehensive loss for the year ended December 31, 2012.
Comparison of Operating Results for the Years Ended December 31, 2012 and 2011
General. Net income increased $1.7 million, or 43.6%, to $5.7 million for the year ended December 31, 2012 from $4.0 million for the year ended December 31, 2011. The increase in net income for the year ended December 31, 2012 reflected an increase in noninterest income of $2.6 million, a decrease in the provision for loan losses of $1.3 million and a decrease in noninterest expense of $380,000, partially offset by a decrease in net interest income of $1.5 million and an increase in income tax expense of $1.0 million.
Interest Income. Interest income decreased $3.8 million, or 7.0%, to $50.0 million for the year ended December 31, 2012 from $53.8 million for the year ended December 31, 2011. The decrease resulted from a decrease of 45 basis points in our average yield on interest-earning assets to 4.10% for the year ended December 31, 2012 from 4.55% for the year ended December 31, 2011. The decrease in our average yield on interest-earning assets during the year ended December 31, 2012 as compared to the prior year period was primarily due to the purchase of investment securities and the origination of new loans at lower current market rates. Partially offsetting the decrease in the average yield on interest-earning assets was a $39.0 million, or 3.3%, increase in the average balance of interest-earning assets to $1.22 billion for the year ended December 31, 2012 from $1.18 billion for the year ended December 31, 2011.

	December 31, 2012	December 31, 2011	Dollar change	Percent change
	(Dollars in thousands)
Interest income:
Loans, including fees	$38,361	$39,581	$(1,220)	(3.1)%
Securities—taxable	11,667	14,200	(2,533)	(17.8)
Total interest income	$50,028	$53,781	$(3,753)	(7.0)%
Interest income on loans decreased $1.2 million, or 3.1%, to $38.4 million for the year ended December 31, 2012 from $39.6 million for the year ended December 31, 2011. The decrease resulted primarily from a 67 basis point decrease in the average yield on our loan portfolio to 5.23% for the year ended December 31, 2012 from 5.90% for the year ended December 31, 2011. Partially offsetting the decrease in interest income due to a decrease in the average yield on the loan portfolio was an increase in the average balance of loans of $62.1 million, or 9.3%, to $733.1 million for the year ended December 31, 2012 from $671.0 million for the year ended December 31, 2011.
Interest income on investment securities decreased $2.5 million, or 17.8%, to $11.7 million for the year ended December 31, 2012 from $14.2 million for the year ended December 31, 2011. The decrease resulted primarily from a decrease in the average yield on our securities portfolio of 40 basis points to 2.49% for the year ended December 31, 2012 from 2.89% for the year ended December 31, 2011 and a $24.2 million, or 4.9%, decrease in the average balance of our securities portfolio to $464.7 million for the year ended December 31, 2012 from $488.9 million for the year ended December 31, 2011, primarily due to sales, principal repayments, and maturities of securities.

Interest Expense. Interest expense decreased by $2.2 million, or 17.0%, to $10.9 million for the year ended December 31, 2012 from $13.1 million for the year ended December 31, 2011.

	December 31, 2012	December 31, 2011	Dollar change	Percent change
	(Dollars in thousands)
Interest expense:
Deposits	$6,281	$7,356	$(1,075)	(14.6)%
Borrowed funds	4,563	5,711	(1,148)	(20.1)
Total interest expense	$10,844	$13,067	$(2,223)	(17.0)%
The decrease in interest expense was primarily the result of a $1.1 million decrease in interest expense on borrowed funds and a $1.1 million decrease in interest expense on deposits. The average rate we paid on deposits decreased 19 basis points to 0.82% for the year ended December 31, 2012 from 1.01% for the year ended December 31, 2011, as we were able to reprice our deposits lower as market interest rates declined. Partially offsetting the decrease in expense due to the decrease in the rates we paid on deposits was a $38.6 million, or 5.3%, increase in the average balance of interest-bearing deposits to $768.6 million for the year ended December 31, 2012 from $730.0 million for the year ended December 31, 2012. The increase in the average balance of our interest-bearing deposits was primarily due to increases in the average balances of our interest-bearing demand accounts and money market accounts, partially offset by decreases in the average balances of our savings accounts and certificates of deposit.
Interest expense on certificates of deposit decreased $776,000, or 12.3%, to $5.5 million for the year ended December 31, 2012 from $6.3 million for the year ended December 31, 2011. The decrease in interest expense was attributable to a $23.4 million, or 7.2%, decrease in the average balance of certificates of deposit to $302.4 million for the year ended December 31, 2012 from $325.8 million for the year ended December 31, 2011. The average rate paid on certificates of deposit decreased 11 basis points to 1.82% for the year ended December 31, 2012 from 1.93% for the year ended December 31, 2011, reflecting lower market interest rates. Interest expense on our interest-bearing demand accounts, money market accounts, and savings accounts decreased $299,000, or 27.2%, to $772,000 for the year ended December 31, 2012 from $1.1 million for the prior year, primarily due to a 9 basis point decrease in the average rate paid on these types of deposits reflecting lower market interest rates, partially offset by a $62.0 million increase in the average balance of interest-bearing demand accounts, money market accounts, and savings accounts.
Interest expense on borrowed funds decreased $1.1 million or 20.1%, to $4.6 million for the year ended December 31, 2012 from $5.7 million for the prior year, primarily due to a decrease of $21.7 million, or 37.4%, in the average balance of repurchase agreements to $36.3 million for the year ended December 31, 2012 from $58.0 million for the year ended December 31, 2011 as $50.0 million of repurchase agreements matured and were repaid in July 2012. An increase in the average balance of Federal Home Loan Bank advances of $47.3 million, or 22.7%, was offset by a decrease in the average rate paid for Federal Home Loan Bank advances of 25 basis points to 1.08% for the year ended December 31, 2012 from 1.33% for the year ended December 31, 2011.
Net Interest Income. Net interest income decreased by $1.5 million, or 3.8%, to $39.2 million for the year ended December 31, 2012 from $40.7 million for the year ended December 31, 2011, primarily due to a decrease in interest income partially offset by a decrease in interest expense. Our interest rate spread decreased 16 basis points, to 3.08% for the year ended December 31, 2012 from 3.24% for the year ended December 31, 2011. Our net interest margin decreased 24 basis points to 3.21% for the year ended December 31, 2012 from 3.45% for the year ended December 31, 2011. The decreases in the interest rate spread and the net interest margin resulted primarily from a decrease in the average yield on interest-earning assets.
Provision for Loan Losses. We recorded a provision for loan losses of $2.0 million for the year ended December 31, 2012 compared to a provision for loan losses of $3.2 million for the year ended December 31, 2011. The decrease in the provision is primarily due to a $1.3 million, or 30.2%, decrease in net charge-offs to $3.0 million for the year ended December 31, 2012 from $4.3 million for the year ended December 31, 2011, and a $16.6 million, or 42.1%, decrease in loans classified as substandard, to $22.8 million at December 31, 2012 from $39.4 million at December 31, 2011. At December 31, 2012, we identified 99 impaired loans with balances totaling $20.4 million. Three of these impaired loans with balances totaling $981,000 had specific reserves totaling $278,000. Included in the substandard loan total at December 31, 2011 were 121 impaired loans with balances totaling $32.9 million. Four of these impaired loans with balances totaling $11.2 million had specific reserves totaling $1.4 million. Net charge-offs as a percentage of average loans outstanding decreased to 0.40% for the year ended December 31, 2012 from 0.63% for the year ended December 31, 2011. The allowance for loan losses to total loans receivable decreased to 0.93% at December 31, 2012 from 1.15% at December 31, 2011.

Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either December 31, 2012 or December 31, 2011. At December 31, 2012, non-performing loans totaled $7.9 million, or 1.06% of total loans, compared to $9.6 million, or 1.40% of total loans, at December 31, 2011. The allowance for loan losses as a percentage of non-performing loans increased to 87.81% at December 31, 2012 from 82.08% at December 31, 2011. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2012 and 2011.
Noninterest Income. Noninterest income increased by $2.6 million, or 20.0%, to $15.8 million for the year ended December 31, 2012 from $13.2 million for the year ended December 31, 2011.

	December 31, 2012	December 31, 2011	Dollar change	Percent change
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$8,928	$9,356	$(428)	(4.6)%
Net gains on sales and calls of securities available for sale	860	797	63	7.9
Net gains on sales of loans	2,941	951	1,990	209.3
Net losses on sales of repossessed assets	(106)	(452)	346	(76.5)
Net losses on sales of premises and equipment	(8)	(6)	(2)	33.3
Commissions	1,353	852	501	58.8
Increase in cash surrender value of bank-owned life insurance	1,167	938	229	24.4
Other income	650	714	(64)	(9.0)
Total noninterest income	$15,785	$13,150	$2,635	20.0%
The increase in noninterest income was primarily due to a $2.0 million increase in net gains on sales of loans, a $501,000 increase in commissions income, a $346,000 decrease in net losses on sales of repossessed assets, and a $229,000 increase in income from the increase in the cash surrender value of bank-owned life insurance, partially offset by a $428,000 decrease in service charges and other fees. The increase in gains on sales of loans resulted primarily from improvements in the pricing of one- to four-family residential real estate loans sold in the secondary market, our efforts to sell more of our one- to four-family residential real estate loans, and the sale of a substandard commercial business loan in the year ended December 31, 2011 at a loss of $212,000. The increase in commissions income resulted primarily from an increase in the sales of investment products. The decrease in net losses on sales of repossessed assets resulted primarily from fewer foreclosures and sales of repossessed assets and the stabilization of asset values in 2012. The improvement in the increase in cash surrender value of bank-owned life insurance was primarily due to the purchase of $10.0 million of life insurance policies during the year ended December 31, 2012. The decrease in service charges and other fees income was primarily attributable to a decrease in non-sufficient funds fee income and a decrease in debit card interchange income.

Noninterest Expense. Noninterest expense decreased by $380,000, or 0.8%, to $44.4 million for the year ended December 31, 2012 from $44.8 million for the year ended December 31, 2011.

	December 31, 2012	December 31, 2011	Dollar change	Percent change
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$24,600	$22,841	$1,759	7.7%
Software and equipment maintenance	2,339	2,366	(27)	(1.1)
Depreciation of furniture, software, and equipment	1,740	2,606	(866)	(33.2)
FDIC insurance	830	1,094	(264)	(24.1)
Net loss on write-down of other real estate owned	1,029	2,479	(1,450)	(58.5)
Real estate owned expense	210	477	(267)	(56.0)
Service fees	482	493	(11)	(2.2)
Communications costs	1,074	974	100	10.3
Other operations expense	3,131	3,538	(407)	(11.5)
Occupancy	3,808	3,491	317	9.1
Professional and outside services	4,216	3,318	898	27.1
Loan servicing	357	503	(146)	(29.0)
Marketing	627	643	(16)	(2.5)
Total noninterest expense	$44,443	$44,823	$(380)	(0.8)%
The decrease in noninterest expense was primarily attributable to decreases in the write-downs of other real estate owned expense of $1.5 million, depreciation of furniture, software, and equipment of $866,000, other operations expense of $407,000, real estate owned expense of $267,000, and FDIC insurance expense of $264,000, partially offset by increases in salaries and benefits expense of $1.8 million, professional and outside services expense of $898,000, and occupancy expense of $317,000. The decrease in the net loss on the write-down of other real estate owned was primarily attributable to write-downs of properties to their current fair value less estimated costs to sell totaling $1.0 million during the year ended December 31, 2012 compared to a total of $2.5 million in write-downs during the year ended December 31, 2011. The decrease in depreciation of furniture, software, and equipment was due primarily to certain assets being fully depreciated. The decrease in other operations expense was primarily attributable to our company-wide cost reduction efforts. The increase in salaries and benefits expense was due primarily to expenses related to our equity incentive plan implemented in June 2011 and higher commissions expense reflecting an increase in sales of investment products. The increase in professional and outside services resulted primarily from increases in expenses related to the equity incentive plan attributable to our outside directors and costs associated with the expansion of our ATM network and enhancement of our electronic banking capabilities. The increase in occupancy expense was primarily due to higher maintenance expense for our branch office buildings and an increase in lease expense resulting from the expansion of the leased facility housing our call center and several back-office departments.
Income Tax Expense. Income tax expense increased $1.0 million, or 56.0%, to $2.9 million for the year ended December 31, 2012 from $1.8 million for the prior year, primarily due to higher pre-tax income in 2012. Our effective tax rate, including provisions for the Texas state margin tax, was 33.6% for the year ended December 31, 2012 compared to 31.7% for the year ended December 31, 2011. The increase in the effective tax rate is primarily attributable to an increase in nondeductible expenses.
Comparison of Operating Results for the Years Ended December 31, 2011 and 2010
General. Net income increased $2.3 million, or 139.4%, to $4.0 million for the year ended December 31, 2011 from $1.7 million for the year ended December 31, 2010. The increase in net income for the year ended December 31, 2011 reflected a decrease in the provision for loan losses of $3.5 million and an increase in net interest income of $1.8 million, partially offset by an increase in income tax expense of $1.6 million, an increase in noninterest expense of $822,000, and a decrease in noninterest income of $549,000.

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

	December 31, 2011	December 31, 2010	Dollar change	Percent change
	(Dollars in thousands)
Interest income:
Loans, including fees	$39,581	$42,330	$(2,749)	(6.5)%
Securities—taxable	14,200	10,486	3,714	35.4
Securities—nontaxable	—	31	(31)	(100.0)
Total interest income	$53,781	$52,847	$934	1.8%
Interest income on loans decreased $2.7 million, or 6.5%, to $39.6 million for the year ended December 31, 2011 from $42.3 million for the year ended December 31, 2010. The decrease resulted primarily from a decrease in the average balance of loans of $15.3 million, or 2.2%, to $671.0 million for the year ended December 31, 2011 from $686.3 million for the year ended December 31, 2010. In addition, the average yield on our loan portfolio decreased by 27 basis points to 5.90% for the year ended December 31, 2011 from 6.17% for the year ended December 31, 2010.
Interest income on investment securities increased $3.7 million, or 35.4%, to $14.2 million for the year ended December 31, 2011 from $10.5 million for the year ended December 31, 2010. The increase resulted primarily from a $170.3 million, or 53.5%, increase in the average balance of our securities portfolio to $488.9 million for the year ended December 31, 2011 from $318.6 million for the year ended December 31, 2010, due to increased purchases of securities, primarily U.S. government-sponsored CMOs. Partially offsetting the increase in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio (excluding nontaxable investment securities) of 41 basis points to 2.89% for the year ended December 31, 2011 from 3.30% for the year ended December 31, 2010.
Interest Expense. Interest expense decreased by $836,000, or 6.0%, to $13.1 million for the year ended December 31, 2011 from $13.9 million for the year ended December 31, 2010.

	December 31, 2011	December 31, 2010	Dollar change	Percent change
	(Dollars in thousands)
Interest expense:
Deposits	$7,356	$9,435	$(2,079)	(22.0)%
Borrowed funds	5,711	4,468	1,243	27.8
Total interest expense	$13,067	$13,903	$(836)	(6.0)%
The decrease in interest expense resulted primarily from a $2.1 million decrease in interest expense on deposits, partially offset by a $1.2 million increase in interest expense on borrowed funds. The average rate we paid on deposits decreased 30 basis points to 1.01% for the year ended December 31, 2011 from 1.31% for the year ended December 31, 2010, as we were able to reprice our deposits lower as market interest rates declined. Partially offsetting the decrease in expense due to the decrease in the rates we paid on deposits was a $10.4 million, or 1.4%, increase in the average balance of interest-bearing deposits to $730.0 million for the year ended December 31, 2011 from $719.6 million for the year ended December 31, 2010. The increase in the average balance of our interest-bearing deposits was primarily due to an increase in the average balance of our interest-bearing demand accounts, money market accounts, and savings accounts. Management believes that the increase in the average balance of our interest-bearing demand accounts, money market accounts, and savings accounts resulted primarily from our marketing initiatives related to these types of deposit accounts.

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
Interest expense on borrowed funds increased $1.2 million, or 27.8%, to $5.7 million for the year ended December 31, 2011 from $4.5 million for the prior year as the average balance of Federal Home Loan Bank advances increased by $154.1 million, or 285.4%, to $208.1 million for the year ended December 31, 2011 from $54.0 million for the year ended December 31, 2010. Partially offsetting the increase in the average balances of borrowed funds was a decrease in the average rate paid for borrowed funds of 185 basis points to 2.13% for the year ended December 31, 2011 from 3.98% for the year ended December 31, 2010.
Net Interest Income. Net interest income increased by $1.8 million, or 4.5%, to $40.7 million for the year ended December 31, 2011 from $38.9 million for the year ended December 31, 2010, primarily due to an increase in interest income and a decrease in interest expense. Our interest rate spread decreased 24 basis points, to 3.08% for the year ended December 31, 2011 from 3.32% for the year ended December 31, 2010. Our net interest margin decreased 32 basis points to 3.45% for the year ended December 31, 2011 from 3.77% for the year ended December 31, 2010. The decreases in the interest rate spread and the net interest margin resulted primarily from a change in the asset composition. The securities portfolio represented 42.1% of our total interest-earning assets for the year ended December 31, 2011, compared to 30.9% for the prior year, while the loan portfolio represented 56.2% of our total interest-earning assets for the year ended December 31, 2011, compared to 66.5% for the prior year. The average yield on our securities portfolio was 2.89% for the year ended December 31, 2011 and the average yield on our loan portfolio was 5.90% for the year ended December 31, 2011. The average yield of the securities portfolio was 301 basis points less than the average yield of the loan portfolio, therefore as our securities portfolio increased in relation to our loan portfolio, the combined interest yield decreased.
Provision for Loan Losses. We recorded a provision for loan losses of $3.2 million for the year ended December 31, 2011 compared to a provision for loan losses of $6.7 million for the year ended December 31, 2010. The decrease in the provision is primarily due to a $1.8 million, or 29.5%, decrease in net charge-offs to $4.3 million for the year ended December 31, 2011 from $6.1 million for the year ended December 31, 2010, and a $4.6 million, or 10.5%, decrease in loans classified as substandard, to $39.4 million at December 31, 2011 from $44.0 million at December 31, 2010. At December 31, 2011, we identified 121 impaired loans with balances totaling $32.9 million. Four of these impaired loans with balances totaling $11.2 million had specific reserves totaling $1.4 million. Included in the substandard loan total at December 31, 2010 were 167 impaired loans with balances totaling $33.3 million. Eight of these impaired loans with balances totaling $15.6 million had specific reserves totaling $2.3 million. Net charge-offs as a percentage of average loans outstanding decreased to 0.63% for the year ended December 31, 2011 from 0.89% for the year ended December 31, 2010. The allowance for loan losses to total loans receivable decreased to 1.15% at December 31, 2011 from 1.33% at December 31, 2010.
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

Noninterest Income. Noninterest income decreased by $549,000, or 4.0%, to $13.2 million for the year ended December 31, 2011 from $13.7 million for the year ended December 31, 2010.

	December 31, 2011	December 31, 2010	Dollar change	Percent change
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$9,356	$10,309	$(953)	(9.2)%
Net gains on sales and calls of securities available for sale	797	464	333	71.8
Net gains on sales of loans	951	1,309	(358)	(27.3)
Net losses on sales of repossessed assets	(452)	(90)	(362)	402.2
Net (losses) gains on sales of premises and equipment	(6)	5	(11)	(220.0)
Commissions	852	631	221	35.0
Increase in cash surrender value of bank-owned life insurance	938	78	860	1,102.6
Other income	714	993	(279)	(28.1)
Total noninterest income	$13,150	$13,699	$(549)	(4.0)%
The decrease was primarily due to a $953,000 decrease in service charges and other fees, related primarily to a decline in non-sufficient funds fee income, a $362,000 increase in losses on sales of repossessed assets, and a $358,000 decrease in net gains on sales of loan, partially offset by a $860,000 increase in income from the increase in the cash surrender value of bank-owned life insurance and a $333,000 increase in net gains on sales of securities available for sale.
Noninterest Expense. Noninterest expense increased by $822,000, or 1.9%, to $44.8 million for the year ended December 31, 2011 from $44.0 million for the year ended December 31, 2010.

	December 31, 2011	December 31, 2010	Dollar change	Percent change
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$22,841	$21,058	$1,783	8.5%
Software and equipment maintenance	2,366	2,888	(522)	(18.1)
Depreciation of furniture, software, and equipment	2,606	3,159	(553)	(17.5)
FDIC insurance	1,094	1,585	(491)	(31.0)
Net loss on write-down of other real estate owned	2,479	128	2,351	1,836.7
Real estate owned expense	477	911	(434)	(47.6)
Service fees	493	665	(172)	(25.9)
Communications costs	974	832	142	17.1
Other operations expense	3,538	3,803	(265)	(7.0)
Occupancy	3,491	3,806	(315)	(8.3)
Professional and outside services	3,318	4,015	(697)	(17.4)
Loan servicing	503	290	213	73.4
Marketing	643	861	(218)	(25.3)
Total noninterest expense	$44,823	$44,001	$822	1.9%
The increase was primarily attributable to increases in the write-downs of other real estate owned expense of $2.4 million and salaries and benefits expense of $1.8 million, partially offset by decreases in professional and outside services expense of $697,000, depreciation of furniture, software, and equipment of $553,000, software and equipment maintenance of $522,000, FDIC insurance expense of $491,000, real estate owned expense of $434,000, occupancy expense of $315,000, and other operations expense of $265,000. The increase in net loss on the write-downs of other real estate owned resulted primarily from decreases in the valuations of properties held as other real estate owned. The increase in salaries and benefits expense was primarily due to an increase in lending staff, an increase in incentive compensation expense, and an increase in stock-based compensation expense. The decrease in professional and outside services expense related primarily to refunds received and a reduction in rates charged for services provided by our debit card vendor as a result of a contract renegotiation and expenses for professional services related to the implementation of Sarbanes-Oxley controls over financial reporting during the year ended December 31, 2010. The decrease in depreciation of furniture, software, and equipment is primarily attributable to certain assets being fully depreciated. The decrease in software and equipment maintenance expense related primarily to savings from a new annual contract negotiated with our ATM servicing contractor. The decrease in FDIC insurance expense was primarily due to a change in the FDIC’s assessment methodology effective on April 1, 2011 to base assessments on the average total consolidated assets less average tangible equity as required by the Dodd-Frank Act. The decrease in real estate owned expense resulted primarily from the sales of other real estate owned properties totaling $8.7 million in 2011. The decrease in occupancy expense was primarily due to lower utilities expense. The decrease in other operations expense resulted primarily from a reduction in costs to print and mail statements and notices as more customers opted to receive these documents electronically.
Income Tax Expense. Income tax expense increased $1.6 million, or 547.0%, to $1.8 million for the year ended December 31, 2011 from $285,000 for the prior year, primarily due to higher pre-tax income in 2011. Our effective tax rate, including provisions for the Texas state margin tax, was 31.7% for the year ended December 31, 2011 compared to 14.7% for the year ended December 31, 2010. The increase in the effective tax rate is primarily attributable to an increase in expense related to the Texas state margin tax, partially offset by an increase in nontaxable income from the increase in the cash surrender value of bank-owned life insurance.

Average Balances and Yields
The following table sets forth average balances, average yields and costs, and certain other information at or for the years indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$733,121	$38,361	5.23%	$670,957	$39,581	5.90%	$686,341	$42,330	6.17%
Taxable investment securities available for sale	464,739	11,560	2.49	488,945	14,121	2.89	315,551	10,398	3.30
Nontaxable investment securities available for sale	—	—	—	—	—	—	3,093	31	1.00	(1)
Cash and cash equivalents	8,411	29	0.34	10,668	32	0.30	23,220	66	0.28
Other	14,494	78	0.54	11,191	47	0.42	3,590	22	0.61
Total interest-earning assets	1,220,765	50,028	4.10	1,181,761	53,781	4.55	1,031,795	52,847	5.12
Noninterest-earning assets	101,822			100,577			85,850
Total assets	$1,322,587			$1,282,338			$1,117,645
Interest-bearing liabilities:
Interest-bearing demand	$134,228	$120	0.09%	$85,296	$142	0.17%	$74,069	$265	0.36%
Savings accounts	121,756	113	0.09	204,193	481	0.24	206,873	1,032	0.50
Money market accounts	210,204	539	0.26	114,712	448	0.39	93,952	836	0.89
Certificates of deposit	302,401	5,509	1.82	325,828	6,285	1.93	344,680	7,302	2.12
Total interest-bearing deposits	768,589	6,281	0.82	730,029	7,356	1.01	719,574	9,435	1.31
Federal Home Loan Bank advances	255,388	2,767	1.08	208,071	2,767	1.33	54,009	2,010	3.72
Repurchase agreements	36,279	1,785	4.92	58,000	2,942	5.07	58,000	2,450	4.22
Other borrowings	6,273	11	0.18	2,229	2	0.09	195	8	4.10
Total interest-bearing liabilities	1,066,529	10,844	1.02	998,329	13,067	1.31	831,778	13,903	1.67
Noninterest-bearing liabilities(2)	52,931			83,237			94,002
Total liabilities	1,119,460			1,081,566			925,780
Equity	203,127			200,772			191,865
Total liabilities and equity	$1,322,587			$1,282,338			$1,117,645
Net interest income		$39,184			$40,714			$38,944
Interest rate spread (3)			3.08%			3.24%			3.45%
Net interest-earning assets (4)	$154,236			$183,432			$200,017
Net interest margin (5)			3.21%			3.45%			3.77%
Average interest-earning assets to interest-bearing liabilities	114.46%			118.37%			124.05%
 ____________________

(1)	The tax equivalent yield of nontaxable investment securities was 1.52% for the year ended December 31, 2010 assuming a marginal tax rate of 34%.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2012 vs. 2011			Years Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,667	$(4,887)	$(1,220)	$(949)	$(1,800)	$(2,749)
Taxable investment securities available for sale	(699)	(1,862)	(2,561)	5,714	(1,991)	3,723
Nontaxable investment securities available for sale	—	—	—	(31)	—	(31)
Cash and cash equivalents	(7)	4	(3)	(36)	2	(34)
Other	14	17	31	47	(22)	25
Total interest-earning assets	$2,975	$(6,728)	$(3,753)	$4,745	$(3,811)	$934
Interest-bearing liabilities:
Interest-bearing demand	$81	$(103)	$(22)	$40	$(163)	$(123)
Savings accounts	(194)	(174)	(368)	(13)	(538)	(551)
Money market accounts	373	(282)	91	185	(573)	(388)
Certificates of deposit	(452)	(324)	(776)	(399)	(618)	(1,017)
Total interest-bearing deposits	(192)	(883)	(1,075)	(187)	(1,892)	(2,079)
Federal Home Loan Bank advances	629	(629)	—	5,734	(4,977)	757
Repurchase agreements	(1,102)	(55)	(1,157)	—	492	492
Other borrowings	4	5	9	83	(89)	(6)
Total interest-bearing liabilities	$(661)	$(1,562)	$(2,223)	$5,630	$(6,466)	$(836)
Change in net interest income	$3,636	$(5,166)	$(1,530)	$(885)	$2,655	$1,770
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% or greater. For the year ended December 31, 2012, our liquidity ratio averaged 32.2%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2012.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending, and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled

$23.9 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $383.9 million at December 31, 2012. On that date, we had $207.0 million in Federal Home Loan Bank advances outstanding and $11.0 million of overnight borrowings, with the ability to borrow an additional $323.5 million.
Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At December 31, 2012, we had $67.1 million in commitments to extend credit. Included in the commitments to extend credit were $56.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2012 totaled $176.1 million, or 21.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating loans and purchasing investment securities. We originated $388.8 million, $305.1 million, and $235.8 million of loans during the years ended December 31, 2012, 2011, and 2010, respectively. In addition, we purchased $53.0 million, $441.9 million, and $243.5 million of securities during the years ended December 31, 2012, 2011, and 2010, respectively.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had net increases in total deposits of $8.7 million and $6.5 million for the years ended December 31, 2012 and 2011, respectively. We had a net decrease in total deposits of $108.8 million for the year ended December 31, 2010, primarily due to the effects of our initial public stock offering which closed on January 20, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide additional sources of funds. Federal Home Loan Bank advances decreased $55.0 million for the year ended December 31, 2012, increased by $221.0 million for the year ended December 31, 2011, and decreased $25.4 million for the year ended December 31, 2010. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase investment securities. At December 31, 2012, we had the ability to borrow up to $541.8 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $55.0 million in federal funds lines with other financial institutions at December 31, 2012. We also have a line of credit with the Federal Reserve Bank of Dallas which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At December 31, 2012, the borrowing limit for this line of credit was $235.8 million.
Banks and bank holding companies are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, OmniAmerican Bancorp, Inc. and OmniAmerican Bank exceeded all regulatory capital requirements. OmniAmerican Bancorp, Inc. believes that, as of December 31, 2012, its bank subsidiary, OmniAmerican Bank, is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 12 — Regulatory Matters of the notes to the consolidated financial statements included in this annual report.
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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$96,000	$102,334	$16,666	$—	$215,000
Operating leases	590	1,034	855	1,354	3,833
Certificates of deposit	176,052	96,086	21,374	—	293,512
Total contractual obligations	$272,642	$199,454	$38,895	$1,354	$512,345
Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$9,982	$—	$—	$—	$9,982
Unused lines of credit (2)	—	—	—	—	56,844
Total loan commitments	$9,982	$—	$—	$—	$66,826
Total contractual obligations and loan commitments	$282,624	$199,454	$38,895	$1,354	$579,171
____________________

(1)	Long-term debt includes Federal Home Loan Bank advances and securities sold under agreements to repurchase and excludes other borrowings which consist of overnight borrowings.

(2)	Since lines of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Recent Accounting Pronouncements
For discussion of Recent Accounting Pronouncements, see Note 1 — Summary of Significant Accounting and Reporting Policies — Recent Accounting Pronouncements of the notes to consolidated financial statements under Item 8 of this report.
Impact of Inflation and Changing Prices
Our consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.
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

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	sell the long-term, fixed-rate one- to four-family residential real estate loans (terms 15 years or greater) that we originate into the secondary mortgage market;

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
The table below sets forth, as of December 31, 2012, our calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at December 31, 2012.

At December 31, 2012
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)		Net Interest Income
				NPV Ratio (4)	Increase (Decrease) (basis points)	Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent				Amount	Percent
(Dollars in thousands)
+300	$233,636	$9,997	4.47%	18.12%	88	$40,484	$293	0.73%
+200	232,025	8,386	3.75%	17.93%	69	40,435	244	0.61%
+100	228,546	4,907	2.19%	17.63%	39	40,405	214	0.53%
0	223,639	—	—%	17.24%	—	40,191	—	—
-100	215,567	(8,072)	(3.61)%	16.66%	(58)	34,016	(6,175)	(15.36)%
 ____________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. The model illustrates the change in the economic value of our assets and liabilities at December 31, 2012 assuming an immediate change in interest rates. The table above indicates that at December 31, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 3.75% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 3.61% decrease in net portfolio value.

The Bank’s asset/liability management strategy sets acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel and sustained interest rate increases of 200 and 300 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 6.00%. As illustrated in the foregoing table, the Bank was within policy limits at December 31, 2012.
Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 100, 200, or 300 basis point increase or a 100 basis point decrease in market interest rates. As of December 31, 2012, using our internal interest rate risk model, we estimated that our net interest income for the year ended December 31, 2012 would increase by 0.61% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 15.36% in the event of an instantaneous 100 basis point decrease in market interest rates.
We use various assumptions in assessing interest rate risk through changes in net portfolio value and net interest income. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

ITEM 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
OMNIAMERICAN BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
OmniAmerican Bancorp, Inc.:
We have audited the accompanying consolidated balance sheet of OmniAmerican Bancorp, Inc. and subsidiary (the Company) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniAmerican Bancorp, Inc. and subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OmniAmerican Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Dallas, Texas
March 11, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
OmniAmerican Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of OmniAmerican Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniAmerican Bancorp, Inc. and Subsidiary as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Dallas, Texas
March 2, 2012

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Cash and due from financial institutions	$21,931	$16,308
Short-term interest-earning deposits in other financial institutions	1,922	4,850
Total cash and cash equivalents	23,853	21,158
Investments:
Securities available for sale (Amortized cost of $372,940 on December 31, 2012 and $517,864 on December 31, 2011)	383,909	529,941
Other	12,867	13,465
Loans held for sale	8,829	2,418
Loans, net of deferred fees and discounts	742,171	691,399
Less allowance for loan losses	(6,900)	(7,908)
Loans, net	735,271	683,491
Premises and equipment, net	43,126	44,943
Bank-owned life insurance	32,183	21,016
Other real estate owned	4,769	6,683
Mortgage servicing rights	1,009	1,057
Deferred tax asset, net	1,039	2,238
Accrued interest receivable	3,340	4,003
Other assets	7,154	6,301
Total assets	$1,257,349	$1,336,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$47,331	$33,261
Interest-bearing	768,971	774,373
Total deposits	816,302	807,634
Federal Home Loan Bank advances	207,000	262,000
Repurchase agreements	8,000	58,000
Other borrowings	11,000	—
Accrued expenses and other liabilities	9,469	10,056
Total liabilities	1,051,771	1,137,690
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,444,800 shares issued and outstanding at December 31, 2012 and 11,195,975 shares issued and outstanding at December 31, 2011	114	112
Additional paid-in capital	106,684	105,638
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 837,936 shares at December 31, 2012 and 876,024 shares at December 31, 2011	(8,379)	(8,760)
Retained earnings	101,877	96,179
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	7,240	7,971
Unrealized loss on pension plan, net of income taxes	(1,958)	(2,116)
Total accumulated other comprehensive income	5,282	5,855
Total stockholders’ equity	205,578	199,024
Total liabilities and stockholders’ equity	$1,257,349	$1,336,714
See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Dollar in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Interest income:
Loans, including fees	$38,361	$39,581	$42,330
Securities—taxable	11,667	14,200	10,486
Securities—nontaxable	—	—	31
Total interest income	50,028	53,781	52,847
Interest expense:
Deposits	6,281	7,356	9,435
Borrowed funds	4,563	5,711	4,468
Total interest expense	10,844	13,067	13,903
Net interest income	39,184	40,714	38,944
Provision for loan losses	1,950	3,230	6,700
Net interest income after provision for loan losses	37,234	37,484	32,244
Noninterest income:
Service charges and other fees	8,928	9,356	10,309
Net gains on sales and calls of securities available for sale	860	797	464
Net gains on sales of loans	2,941	951	1,309
Net losses on sales of repossessed assets	(106)	(452)	(90)
Net (losses) gains on sales of premises and equipment	(8)	(6)	5
Commissions	1,353	852	631
Increase in cash surrender value of bank-owned life insurance	1,167	938	78
Other income	650	714	993
Total noninterest income	15,785	13,150	13,699
Noninterest expense:
Salaries and benefits	24,600	22,841	21,058
Software and equipment maintenance	2,339	2,366	2,888
Depreciation of furniture, software, and equipment	1,740	2,606	3,159
FDIC insurance	830	1,094	1,585
Net loss on write-down of other real estate owned	1,029	2,479	128
Real estate owned expense	210	477	911
Service fees	482	493	665
Communications costs	1,074	974	832
Other operations expense	3,131	3,538	3,803
Occupancy	3,808	3,491	3,806
Professional and outside services	4,216	3,318	4,015
Loan servicing	357	503	290
Marketing	627	643	861
Total noninterest expense	44,443	44,823	44,001
Income before income tax expense	8,576	5,811	1,942
Income tax expense	2,878	1,844	285
Net income	$5,698	$3,967	$1,657
Earnings per share:
Basic (1)	$0.55	$0.37	$0.15
Diluted (1)	$0.55	$0.37	$0.15

(1)
The Company completed its mutual to stock conversion on January 20, 2010. The earnings per share for the year ended December 31, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.

See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Dollar in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$5,698	$3,967	$1,657
Other comprehensive income (loss), before income tax:
Securities available for sale:
Change in net unrealized gain during the year	(247)	11,124	(869)
Reclassification adjustment for net gains included in net income	(860)	(797)	(464)
Total securities available for sale	(1,107)	10,327	(1,333)
Pension plan:
Change in net loss	239	(1,406)	372
Other comprehensive (loss) income, before income tax	(868)	8,921	(961)
Deferred tax benefit (expense) related to other comprehensive income	295	(3,033)	327
Other comprehensive (loss) income, net of income tax	(573)	5,888	(634)
Comprehensive income	$5,125	$9,855	$1,023
See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2010	$—	$—	$—	$90,555	$601	$91,156
Issuance of 11,902,500 shares of common stock, net of offering costs	119	115,407	(9,522)	—	—	106,004
ESOP shares allocated, 38,088 shares	—	63	381	—	—	444
Net income	—	—	—	1,657	—	1,657
Other comprehensive loss	—	—	—	—	(634)	(634)
Balances at December 31, 2010	119	115,470	(9,141)	92,212	(33)	198,627
ESOP shares allocated, 38,088 shares	—	186	381	—	—	567
Stock purchased and retired at cost, 706,525 shares	(7)	(10,326)	—	—	—	(10,333)
Share-based compensation expense	—	308	—	—	—	308
Net income	—	—	—	3,967	—	3,967
Other comprehensive income	—	—	—	—	5,888	5,888
Balances at December 31, 2011	112	105,638	(8,760)	96,179	5,855	199,024
ESOP shares allocated, 38,088 shares	—	411	381	—	—	792
Stock purchased and retired at cost, 42,500 shares	(1)	(893)	—	—	—	(894)
Share-based compensation expense		1,331	—	—	—	1,331
Tax benefit from the exercise of stock options and the vesting of restricted stock	—	61	—	—	—	61
Stock options exercised, 9,873 shares	—	139	—	—	—	139
Restricted stock issued, net of forfeitures, 283,617 shares	3	(3)	—	—	—	—
Net income	—	—	—	5,698	—	5,698
Other comprehensive loss	—	—	—	—	(573)	(573)
Balances at December 31, 2012	$114	$106,684	$(8,379)	$101,877	$5,282	$205,578
See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$5,698	$3,967	$1,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,453	4,236	4,813
Provision for loan losses	1,950	3,230	6,700
Amortization of net premium on investments	4,398	4,322	4,948
Amortization and impairment of mortgage servicing rights	458	536	393
Deferred tax provision	1,494	1,664	906
Net gain on sale of securities available for sale	(860)	(797)	(464)
Net gain on sales of loans	(2,941)	(951)	(1,309)
Net loss (gain) on sales of premises and equipment	8	6	(5)
Proceeds from sales of loans held for sale	64,298	8,420	13,836
Loans originated for sale	(68,730)	(9,977)	(14,456)
Net loss on write-down of other real estate owned	1,029	2,479	128
Net loss on sale of repossessed assets	106	452	90
Increase in cash surrender value of bank-owned life insurance	(1,167)	(938)	(78)
Federal Home Loan Bank stock dividends	(45)	(29)	(15)
ESOP compensation expense	792	567	444
Share-based compensation expense	1,331	308	—
Excess tax benefit from share-based compensation	(61)	—	—
Changes in operating assets and liabilities:
Accrued interest receivable	663	(534)	54
Other assets	(361)	857	1,152
Accrued interest payable and other liabilities	(348)	(984)	1,601
Net cash provided by operating activities	11,165	16,834	20,395
Cash flows from investing activities:
Securities available for sale:
Purchases	(53,003)	(441,922)	(243,468)
Proceeds from sales	60,440	127,799	20,109
Proceeds from maturities, calls and principal repayments	133,950	108,790	110,157
Purchase of bank owned life insurance	(10,000)	—	(20,000)
Purchases of other investments	(2,001)	(12,179)	(122)
Redemptions and sales of other investments	3,249	1,803	927
Purchases of loans held for investment	—	—	(4,508)
Net increase in loans held for investment	(68,496)	(72,813)	(18,596)
Proceeds from sales of loans held for investment	9,365	41,796	44,343
Purchases of premises and equipment	(1,667)	(1,549)	(1,528)
Proceeds from sales of premises and equipment	23	29	6
Proceeds from sales of foreclosed assets	2,921	2,600	2,133
Proceeds from sales of other real estate owned	2,775	8,230	2,809
Net cash provided by (used in) investing activities	77,556	(237,416)	(107,738)
Cash flows from financing activities:
Net increase (decrease) in deposits	8,668	6,476	(108,808)
Net (decrease) increase in Federal Home Loan Bank advances	(55,000)	221,000	(25,400)
Net decrease in repurchase agreements	(50,000)	—	—
Net increase in other borrowings	11,000	—	—
Proceeds from issuance of common stock	—	—	106,004
Proceeds from stock options exercised	139	—	—
Excess tax benefit from share-based compensation	61	—	—
Purchase of common stock	(894)	(10,333)	—
Net cash (used in) provided by financing activities	(86,026)	217,143	(28,204)
Net increase (decrease) in cash and cash equivalents	2,695	(3,439)	(115,547)
Cash and cash equivalents, beginning of year	21,158	24,597	140,144
Cash and cash equivalents, end of year	$23,853	$21,158	$24,597
Supplemental cash flow information:
Interest paid	$11,370	$13,011	$13,825
Income taxes paid (refunded)	$2,036	$3	$(126)
Non-cash transactions:
Loans transferred to other real estate owned	$1,958	$3,038	$11,072
Loans transferred to foreclosed assets	$3,100	$2,633	$2,060
Loans transferred to other investments	$631	$—	$—
Unrealized gain on securities held for sale	$(1,107)	$10,327	$(1,333)
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
OmniAmerican Bancorp, Inc., a Maryland corporation, owns all of the outstanding shares of OmniAmerican Bank (the “Bank”). The Bank is a federally-chartered savings bank headquartered in Fort Worth, Texas that provides a variety of banking and financial services to individuals and business customers. The Bank’s operations are conducted primarily through its administrative offices and 15 branches located in the Dallas/Fort Worth Metroplex and Hood County.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The allowance for loan losses, realization of deferred tax assets, and fair values of financial instruments are particularly subject to change.
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
The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB in an amount between 0.02% and 0.15% of its assets plus between 3.00% and 5.00% of advances outstanding. No ready market exists for the FHLB stock and it has no quoted market value; however, the stock is redeemable upon proper notice given to the FHLB. The investment in FHLB stock is carried at cost and dividends are recorded as income when received. FHLB stock is included in other investments in the consolidated balance sheets.

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
A loan modification that is renegotiated to assist borrowers who are unable to meet the original terms of their loans, and to maximize the recovery of the loans to these borrowers is considered a troubled debt restructuring (“TDR”). A TDR occurs when the Company grants a concession it would not otherwise consider because of economic or legal reasons pertaining to the borrower’s financial difficulties. TDRs are identified as impaired loans.
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
Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower in accordance with the contractual terms of interest and principal.
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
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

information becomes available. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the expected cash flows, discounted at the loans contractual rate (or, for collateral dependent loans, the collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is primarily based on the historical loss experience adjusted for relevant qualitative factors.
The allowance for loan losses includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 4 – Loans and Allowance for Loan Losses.
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
Interest Rate Lock Commitments
Interest rate lock commitments for mortgage loans originated for sale are carried at fair value and are included in other assets in the consolidated balance sheets. See Note 6 — Derivative Financial Instruments for additional information.
Mortgage Servicing Rights
Mortgage servicing rights are initially recorded at fair value when acquired through the sale of loans with servicing rights retained and are amortized to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of mortgage servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The estimated fair value is evaluated periodically by a third-party firm for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the mortgage servicing rights portfolio. The Company’s methodology for estimating the fair value of mortgage servicing rights is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the fair value. Thus, any measurement of mortgage servicing rights’ fair value is limited by the conditions existing and assumptions as of the date made. Those assumptions may not be appropriate if they are applied at different times.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting for income taxes as prescribed in ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company evaluates uncertain tax positions at the end of each reporting period. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from any such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2012 and 2011, after evaluating all uncertain tax positions, the Company concluded there were no material uncertain tax positions. The Company’s federal income tax returns have not been audited for the tax years 2006 through 2011.
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
Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and the defined benefit pension plan, are reported in the consolidated statements of comprehensive income.
Restrictions on Cash
Cash on hand or on deposit with the Federal Reserve Bank of $12,648 and $11,498 was required to meet regulatory reserve and clearing requirements at December 31, 2012 and 2011, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Advertising Costs
Advertising costs are charged to earnings as incurred. Advertising costs of $409, $446, and $719 were charged to earnings during the years ended December 31, 2012, 2011, and 2010, respectively.
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
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for periods beginning after December 15, 2011. The Company has provided the statements of comprehensive income required by this guidance for the years ended December 31, 2012, 2011, and 2010.

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012 for public companies. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
NOTE 2 – Concentration of Funds
The Company had the following balances on deposit at other financial institutions at the dates indicated:

	December 31,
	2012	2011
TIB—The Independent BankersBank	$553	$3,477
ViewPoint Bank	874	—
U. S. Bank	3,296	—
	$4,723	$3,477

NOTE 3 – Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U. S. Government-sponsored mortgage-backed securities	$192,894	$6,843	$(7)	$199,730
U. S. Government-sponsored collateralized mortgage obligations	169,046	3,871	(21)	172,896
Agency bonds	5,000	15	—	5,015
Other equity securities	6,000	268	—	6,268
Total investment securities available for sale	$372,940	$10,997	$(28)	$383,909
December 31, 2011
U. S. Government-sponsored mortgage-backed securities	$235,574	$6,106	$(4)	$241,676
U. S. Government-sponsored collateralized mortgage obligations	277,290	5,784	(49)	283,025
Other equity securities	5,000	240	—	5,240
Total investment securities available for sale	$517,864	$12,130	$(53)	$529,941

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Investment securities available for sale with gross unrealized losses at December 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
U. S. Government-sponsored mortgage-backed securities	$4,708	$(7)	$—	$—	$4,708	$(7)
U. S. Government-sponsored collateralized mortgage obligations	9,467	(21)	—	—	9,467	(21)
	$14,175	$(28)	$—	$—	$14,175	$(28)

December 31, 2011
U. S. Government-sponsored mortgage-backed securities	5,148	(4)	—	—	5,148	(4)
U. S. Government-sponsored collateralized mortgage obligations	14,542	(39)	944	(10)	15,486	(49)
	$19,690	$(43)	$944	$(10)	$20,634	$(53)

At December 31, 2012, the Company owned 170 investments of which seven had unrealized losses. At December 31, 2011, the Company owned 204 investments of which 11 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on December 31, 2012 and 2011, and are subject to change daily as interest rates fluctuate.
The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
Due from one to five years	$684	$719
Due from five to ten years	15,779	16,391
Due after ten years	350,477	360,531
Equity securities	6,000	6,268
Total	$372,940	$383,909
Investment securities with an amortized cost of $322,184 and $450,955 at December 31, 2012 and 2011, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with fair value of $8,990 and $64,441 at December 31, 2012 and 2011, respectively, were pledged to secure other borrowings.
Sales activity of securities available for sale for the years ended December 31, 2012, 2011, and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
Proceeds from sales of investment securities	$60,440	$127,799	$20,109
Gross gains from sales of investment securities	860	3,708	450
Gross losses from sales of investment securities	—	(2,911)	—
Proceeds from calls of investment securities	—	—	24,563
Gross gains from calls of investment securities	—	—	14
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Other investments consisted of the following at the dates indicated:

	December 31,
	2012	2011
Federal Home Loan Bank of Dallas stock	$10,800	$11,512
SBA Loan Fund	1,750	1,750
Valesco Commerce SBIC Investment Fund	292	178
Community Development Investment	25	25
	$12,867	$13,465
The Company views its investment in the stock of the FHLB of Dallas as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s views on the FHLB of Dallas’ long-term performance, which includes factors such as its operating performance, the severity and duration of declines of the market value of its net assets relative to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislative and regulation changes on the FHLB of Dallas and accordingly, on the members of the FHLB of Dallas, and its liquidity and funding position. The Company does not believe that its investment in the FHLB of Dallas was impaired at December 31, 2012 or 2011.

NOTE 4 – Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	December 31,
	2012	2011
Residential Real Estate Loans:
One- to four-family	$251,756	$270,426
Home equity	20,863	22,074
Total residential real estate loans	272,619	292,500
Commercial Loans:
Commercial real estate	84,783	87,650
Real estate construction	52,245	48,128
Commercial business	63,390	36,648
Total commercial loans	200,418	172,426
Consumer Loans:
Automobile, indirect	221,907	184,093
Automobile, direct	27,433	23,316
Other consumer	16,707	17,354
Total consumer loans	266,047	224,763
Total loans	739,084	689,689
Deferred fees and discounts	3,087	1,710
Allowance for loan losses	(6,900)	(7,908)
Total loans receivable, net	$735,271	$683,491

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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

In 2008, the Bank began purchasing one- to four-family residential loans at a discounted price to the principal balance of the mortgage loans. These loans did not exhibit evidence of credit deterioration at the time of purchase. The discount on the purchased loans is accreted to interest income using the effective interest method for fixed-rate loans and using the straight-line method for adjustable-rate loans. As of December 31, 2012, the total outstanding loan balance of all purchased one- to four-family residential loans was $16,353, while the carrying value, net of purchase discounts was $14,193. As of December 31, 2011, the total outstanding loan balance of all purchased one- to four-family residential loans was $17,846, while the carrying value, net of purchase discounts was $15,363. The Bank did not purchase any loans during the years ended December 31, 2012 or 2011.
In 2009, the Company established a line of credit with the Federal Reserve Bank. As of December 31, 2012, $28,509 of commercial loans and $207,339 of consumer loans were pledged as collateral for this line of credit.
The following table presents loans identified as impaired by class of loans as of December 31, 2012 and 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance recorded:
One- to four-family	$6,995	$6,995	$—	$7,781	$285
Home equity	32	32	—	50	2
Commercial real estate	6,263	6,263	—	6,965	133
Real estate construction	4,707	4,707	—	6,093	122
Commercial business	807	807	—	1,301	35
Automobile, indirect	606	606	—	523	20
Automobile, direct	51	51	—	63	5
Other consumer	3	3	—	4	—
Impaired loans with no related allowance recorded	19,464	19,464	—	22,780	602
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—
Commercial business	981	981	278	1,124	14
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	981	981	278	1,124	14
Total	$20,445	$20,445	$278	$23,904	$616

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance recorded:
One- to four-family	$5,706	$5,706	$—	$5,873	$222
Home equity	236	236	—	298	3
Commercial real estate	11,882	11,882	—	12,508	243
Real estate construction	766	766	—	1,549	24
Commercial business	2,545	2,545	—	2,106	61
Automobile, indirect	503	503	—	453	23
Automobile, direct	69	69	—	95	8
Other consumer	5	5	—	5	—
Impaired loans with no related allowance recorded	21,712	21,712	—	22,887	584
With an allowance recorded:
One- to four-family	$3,193	$3,193	$131	$3,236	$104
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	6,891	6,891	517	8,195	202
Commercial business	1,074	1,074	718	954	15
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	11,158	11,158	1,366	12,385	321
Total	$32,870	$32,870	$1,366	$35,272	$905
As of December 31, 2012, no additional funds were committed to be advanced in connection with impaired loans. As of December 31, 2011, the Company had $39 of additional funds committed to be advanced in connection with impaired loans.
The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Residential Real Estate Loans:
One- to four-family	$1,026	$1,244
Home equity	—	204
Commercial Loans:
Commercial real estate	5,444	5,731
Real estate construction	—	766
Commercial business	1,245	1,548
Consumer Loans:
Automobile, indirect	143	142
Automobile, direct	—	—
Other consumer	—	—
Total	$7,858	$9,635
There were no loans greater than 90 days past due that continued to accrue interest at December 31, 2012 or 2011.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
At December 31, 2012
Residential Real Estate Loans:
One- to four-family	$3,717	$1,487	$897	$6,101	$245,655	$251,756
Home equity	260	36	—	296	20,567	20,863
Commercial Loans:
Commercial real estate	224	27	3,730	3,981	80,802	84,783
Real estate construction	—	—	—	—	52,245	52,245
Commercial business	18	—	—	18	63,372	63,390
Consumer Loans:
Automobile, indirect	1,176	346	144	1,666	220,241	221,907
Automobile, direct	22	30	—	52	27,381	27,433
Other consumer	62	19	—	81	16,626	16,707
Total loans	$5,479	$1,945	$4,771	$12,195	$726,889	$739,084

At December 31, 2011
Residential Real Estate Loans:
One- to four-family	$2,356	$557	$1,105	$4,018	$266,408	$270,426
Home equity	78	—	204	282	21,792	22,074
Commercial Loans:
Commercial real estate	3,601	—	123	3,724	83,926	87,650
Real estate construction	—	—	—	—	48,128	48,128
Commercial business	—	369	144	513	36,135	36,648
Consumer Loans:
Automobile, indirect	1,514	384	141	2,039	182,054	184,093
Automobile, direct	26	13	—	39	23,277	23,316
Other consumer	77	10	—	87	17,267	17,354
Total loans	$7,652	$1,333	$1,717	$10,702	$678,987	$689,689
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Our methodology for evaluating the adequacy of the allowance for loan losses consists of:

•	a specific loss component which is the allowance for impaired loans pursuant to ASC 310-10, “Receivables,” and

•
a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss pursuant to ASC 450-10, “Contingencies.”

The specific component of the allowance for loan losses relates to loans that are classified as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for non-homogeneous loans, including one- to four-family residential real estate loans with balances in excess of $1,000, commercial real estate, real estate construction, and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, consumer and one- to four-family residential real estate loans with balances less than $1,000 are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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
Commercial business loans involve a greater risk of default than residential real estate loans of like duration since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than one- to four-family residential real estate loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

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
Loans not meeting the criteria described above that are analyzed individually for impairment are considered to be pass-rated loans.
The following table presents the risk category of loans by class for loans individually analyzed for impairment as of December 31, 2012 and 2011:

	Commercial Real Estate		Real Estate Construction		Commercial Business		One-to Four- Family		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$75,698	$71,369	$47,299	$39,870	$58,488	$28,810	$12,191	$16,651	$193,676	$156,700
Special Mention	—	1,210	—	340	2,264	81	—	—	2,264	1,631
Substandard	9,085	15,071	4,946	7,918	2,638	7,757	3,250	3,333	19,919	34,079
Doubtful	—	—	—	—	—	—	—	—	—	—
	$84,783	$87,650	$52,245	$48,128	$63,390	$36,648	$15,441	$19,984	$215,859	$192,410
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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of December 31, 2012 and 2011:

	One-to Four-Family		Home Equity		Total
	2012	2011	2012	2011	2012	2011
Prime	$189,529	$211,522	$20,106	$21,557	$209,635	$233,079
Subprime	46,786	38,920	757	517	47,543	39,437
	$236,315	$250,442	$20,863	$22,074	$257,178	$272,516
The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a sub-prime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of December 31, 2012 and 2011:

		Automobile, indirect		Automobile, direct		Other Consumer		Total
Risk Tier	Credit Score	2012	2011	2012	2011	2012	2011	2012	2011
A	720+	$113,192	$72,745	$19,873	$17,098	$12,408	$13,205	$145,473	$103,048
B	690–719	45,625	42,386	3,986	2,747	2,203	2,207	51,814	47,340
C	661-689	36,247	34,878	2,023	1,833	1,631	1,376	39,901	38,087
D	660 and under	26,843	34,084	1,551	1,638	465	566	28,859	36,288
		$221,907	$184,093	$27,433	$23,316	$16,707	$17,354	$266,047	$224,763

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of and for the years ended December 31, 2012, 2011, and 2010:

	Residential Real Estate	Commercial	Consumer	Total
2012
Allowance for loan losses:
Beginning balance	$1,268	$3,443	$3,197	$7,908
Charge-offs	(103)	(1,300)	(2,634)	(4,037)
Recoveries	123	409	547	1,079
Provisions	(418)	581	1,787	1,950
Ending balance	$870	$3,133	$2,897	$6,900
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$278	$—	$278
Collectively evaluated for impairment	870	2,855	2,897	6,622
Total ending balance	$870	$3,133	$2,897	$6,900
Loans:
Ending balance attributable to loans:
Individually evaluated for impairment	$7,027	$12,758	$660	$20,445
Collectively evaluated for impairment	265,592	187,660	265,387	718,639
Total ending balance	$272,619	$200,418	$266,047	$739,084
2011
Allowance for loan losses:
Beginning balance	$1,365	$4,901	$2,666	$8,932
Charge-offs	(379)	(1,882)	(2,476)	(4,737)
Recoveries	65	89	329	483
Provisions	217	335	2,678	3,230
Ending balance	$1,268	$3,443	$3,197	$7,908
Ending balance attributable to loans:
Individually evaluated for impairment	$131	$1,235	$—	$1,366
Collectively evaluated for impairment	1,137	2,208	3,197	6,542
Total ending balance	$1,268	$3,443	$3,197	$7,908
Loans:
Ending balance attributable to loans:
Individually evaluated for impairment	$9,135	$23,158	$577	$32,870
Collectively evaluated for impairment	283,365	149,268	224,186	656,819
Total ending balance	$292,500	$172,426	$224,763	$689,689
2010
Allowance for loan losses:
Beginning balance	$1,477	$4,000	$2,851	$8,328
Charge-offs	(386)	(3,894)	(2,186)	(6,466)
Recoveries	3	30	337	370
Provisions	271	4,765	1,664	6,700
Ending balance	$1,365	$4,901	$2,666	$8,932
Ending balance attributable to loans:
Individually evaluated for impairment	$131	$2,178	$—	$2,309
Collectively evaluated for impairment	1,234	2,723	2,666	6,623
Total ending balance	$1,365	$4,901	$2,666	$8,932
Loans:
Ending balance attributable to loans:
Individually evaluated for impairment	$8,527	$24,040	$758	$33,325
Collectively evaluated for impairment	289,935	147,082	199,176	636,193
Total ending balance	$298,462	$171,122	$199,934	$669,518

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
A summary of the Company’s loans classified as TDRs at December 31, 2012 and 2011 is presented below:

	December 31,
	2012	2011
TDR
Residential Real Estate	$6,892	$7,687
Commercial	10,841	20,004
Consumer	517	435
Total TDR	18,250	28,126
Less: TDR in non-accrual status
Residential Real Estate	892	—
Commercial	5,314	6,530
Consumer	—	—
Total performing TDR	$12,044	$21,596
The Company may grant concessions through a number of different restructuring methods. The following table presents the outstanding principal balance of loans by class and by method of concession that were the subject of a TDR during the year ended December 31, 2012 and 2011:

	Residential Real Estate	Commercial	Consumer	Total
2012
Interest rate reduction	$—	$—	$222	$222
Loan maturity extension	—	—	37	37
Forbearance	—	—	—	—
Principal reduction	—	—	21	21
Total	$—	$—	$280	$280
2011
Interest rate reduction	$126	$10,861	$190	$11,177
Loan maturity extension	—	1,038	2	1,040
Forbearance	634	144	—	778
Principal reduction	—	140	23	163
Total	$760	$12,183	$215	$13,158

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The following table presents the number of loans modified and the balances before and after modification for the year ended December 31, 2012 and 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
2012
Residential Real Estate	—	$—	$—
Commercial	—	—	—
Consumer	18	292	290
Total	18	$292	$290
2011
Residential Real Estate	3	$810	$810
Commercial	9	14,712	14,699
Consumer	7	239	234
Total	19	$15,761	$15,743

There were no TDR loans which had payment defaults during the year ended December 31, 2012. TDR loans which had payment defaults during the year ended December 31, 2011, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or transferred to non-accrual and is within 12 months of restructuring.

	Number of Loans	Recorded Balance
2011
Residential Real Estate	2	$634
Commercial	2	300
Consumer	—	—
Total	4	$934
Included in the impaired loans as of December 31, 2012 and 2011 were TDRs of $18,250 and $28,126, respectively. The Company has allocated $0 and $517 of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, additional funds of $0 and $39 , respectively, were committed to be advanced in connection with TDRs.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

At December 31, 2012 and 2011, the Company had balances in non-performing assets consisting of the following:

	December 31,
	2012	2011
Other real estate owned and foreclosed assets:
Residential Real Estate	$819	$893
Commercial	3,950	5,790
Consumer	394	227
Total other real estate owned and foreclosed assets	5,163	6,910
Total non-accrual loans	7,858	9,635
Total non-performing assets	$13,021	$16,545
Non-performing loans/Total loans	1.06%	1.40%
Non-performing assets/Total assets	1.04	1.24
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

Following is an analysis of the changes in mortgage servicing rights for the years indicated:

	Year Ended December 31,
	2012	2011	2010
Carrying value, before valuation allowance:
Balance, beginning of year	$1,379	$1,352	$1,255
Additions	410	351	490
Amortization	(419)	(324)	(393)
Balance, end of year	1,370	1,379	1,352
Valuation allowance:
Balance, beginning of year	(322)	(110)	(87)
Impairment charge	(39)	(212)	(23)
Balance, end of year	(361)	(322)	(110)
Carrying value of mortgage servicing rights	$1,009	$1,057	$1,242
Fair value of mortgage servicing rights	$1,009	$1,057	$1,242
Mortgage loans serviced	$157,953	$132,721	$122,510
The amount of contractually specified servicing fees for one- to four-family residential loans was $368, $345, and $319 for the years ended December 31, 2012, 2011, and 2010, respectively. The servicing fees for one- to four-family residential loans are recorded in service charges and other fees on the consolidated statements of income.

NOTE 6 – Derivative Financial Instruments

The Company has entered into commitments with prospective residential mortgage borrowers to originate loans whereby the interest rate on the loan is determined prior to funding and the borrowers have locked into that interest rate. The interest rate lock commitments on loans originated for sale are recorded at fair value in accordance with ASC 815, “Derivatives and Hedging,” and are included in other assets in the consolidated balance sheets. The estimated fair values of the interest rate lock commitments are based on quoted secondary market pricing, include the fair value of the servicing rights based on the discounted present value of expected future cash flows, and assume an approximate closure rate based on recent historical experience. Changes in the fair values are recorded in current earnings as a component of net gains on sales of loans. At December 31, 2012, the fair value of interest rate lock commitments was $264 on $10,805 of loans intended to be sold. The Company had no derivative financial instruments at December 31, 2011.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

NOTE 7 – Premises and Equipment
Premises and equipment were as follows at the dates indicated:

	December 31,
	2012	2011
Land	$6,699	$6,699
Buildings and improvements	46,840	46,415
Furniture and equipment	32,581	36,179
Leasehold improvements	3,044	3,340
	89,164	92,633
Accumulated amortization and depreciation	(46,038)	(47,690)
	$43,126	$44,943
Depreciation and amortization charged to expense amounted to $3,453, $4,236, and $4,813 for the years ended December 31, 2012, 2011, and 2010, respectively.

At December 31, 2012, the Company had certain non-cancelable operating leases for premises with future minimum annual rental payments as follows:

2013	$590
2014	531
2015	503
2016	415
2017	440
Thereafter	1,354
$3,833
Rent expense was $574, $488, and $520 for the years ended December 31, 2012, 2011, and 2010, respectively.
The Company owns a 202,000 square-foot office building in Fort Worth, Texas that it uses for its administrative headquarters and certain bank operations. The Company occupies approximately 48,000 square feet of the building and leases the remaining space to various tenants. Gross rental income from these leases of $2,553, $2,660, and $2,583 was recognized for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, non-cancelable operating leases for the building with future minimum lease payments are as follows:

2013	$2,590
2014	2,525
2015	2,167
2016	1,706
2017	1,014
Thereafter	893
$10,895

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

NOTE 8 – Other Real Estate Owned and Other Foreclosed Assets
At December 31, 2012 and 2011, other real estate owned totaled $4,769 and $6,683, respectively, and other foreclosed assets totaled $394 and $227, respectively. Other foreclosed assets are included in other assets in the consolidated balance sheets. The changes in real estate owned and other foreclosed assets for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Other real estate owned:
Beginning balance	$6,683	$14,793	$6,762
Assets transferred in	1,958	3,038	11,072
Net proceeds from sales	(2,775)	(8,230)	(2,809)
Net loss on sales	(94)	(439)	(104)
Write-downs	(1,003)	(2,479)	(128)
Ending balance	$4,769	$6,683	$14,793

Other foreclosed assets:
Beginning balance	$227	$207	$267
Assets transferred in	3,100	2,633	2,060
Net proceeds from sales	(2,921)	(2,600)	(2,133)
Net (loss) gain on sales	(12)	(13)	13
Ending balance	$394	$227	$207
NOTE 9 – Deposits
Deposits by major type consisted of the following at the dates indicated:

	December 31,
	2012	2011
Noninterest-bearing demand	$47,331	$33,261
Interest-bearing demand	139,976	135,802
Savings	105,946	168,433
Money market	229,537	151,443
Certificates of deposit	293,512	318,695
Total deposits	$816,302	$807,634

At December 31, 2012 and 2011, overdrawn deposit accounts totaling $313 and $197, respectively, have been reclassified as loans on the consolidated balance sheets.
The following table summarizes the interest expense incurred on the deposits by major type for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Interest-bearing demand	$120	$142	$265
Savings	113	481	1,032
Money market	539	448	836
Certificates of deposit	5,509	6,285	7,302
Total interest expense on deposits	$6,281	$7,356	$9,435
Certificates of deposit in excess of $100 were $117,893 and $121,644 at December 31, 2012 and 2011, respectively. Generally, deposits greater than $250 are not federally insured.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The remaining maturity on certificates of deposit at December 31, 2012 is presented below:

2013	$176,052
2014	70,867
2015	25,219
2016	14,514
2017	6,860
Thereafter	—
$293,512
At December 31, 2012 and 2011, brokered time deposits totaled $298 and $295, respectively.
NOTE 10 – Borrowed Funds
The Company has a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term and overnight with pledged assignments. At December 31, 2012, advances from the FHLB of Dallas totaled $207,000 and had fixed interest rates ranging from 0.25% to 3.63% with a weighted-average rate of 1.14%. At December 31, 2011, advances from the FHLB of Dallas totaled $262,000 and had fixed interest rates ranging from 0.10% to 4.18% with a weighted-average rate of 1.01%. The borrowings are collateralized by a blanket floating lien on all first mortgage loans, mortgage-backed securities, the FHLB capital stock owned by the Company, and any funds on deposit with FHLB. The borrowing limit for term advances and overnight borrowings was $541,782 and $646,846 at December 31, 2012 and 2011, respectively. In addition, investment securities with an amortized cost of $322,184 and $450,955 were pledged to secure the advances at December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had FHLB advances outstanding which mature on the dates indicated as follows:

2013	$90,000
2014	74,167
2015	26,167
2016	8,333
2017	8,333
Thereafter	—
$207,000
Other borrowings consist of overnight borrowings from the FHLB. These borrowings have floating interest rates that may change daily at the discretion of the FHLB. At December 31, 2012, we had $11,000 of other borrowings with an interest rate of 0.26%. There were no other borrowings outstanding at December 31, 2011.
Beginning July 26, 2007, the Company entered into sales of securities under agreements to repurchase (“repurchase agreements”) with PNC Bank, N.A. (“PNC”). The repurchase agreements are structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $8,000 and $58,000, in repurchase agreements outstanding at December 31, 2012 and 2011, respectively. These repurchase agreements were secured by investment securities with a fair value of $8,990 and $64,441 at December 31, 2012 and 2011, respectively.
A $50,000 repurchase agreement matured on July 26, 2012 and was repaid utilizing proceeds from the sales of securities available for sale. An additional $6,000 of repurchase agreements will mature in January 2013 and the remaining $2,000 repurchase agreement will mature in January 2015.
In 2009, the Company established a line of credit with the Federal Reserve Bank. As of December 31, 2012, $28,509 of commercial loans and $207,339 of consumer loans were pledged as collateral. At December 31, 2012, the available line of credit was $235,848.
Additionally, the Company maintained $55,000 in federal funds lines with other financial institutions at December 31, 2012.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Information relating to the FHLB advances, repurchase agreements, and other borrowings as of or for the years ended December 31, 2012 and 2011 is summarized as follows:

	Year Ended December 31,
	2012	2011
Ending Balance:
FHLB advances	$207,000	$262,000
Repurchase agreements	8,000	58,000
Other borrowings	11,000	—
Maximum Balance:
FHLB advances	289,500	262,000
Repurchase agreements	58,000	58,000
Other borrowings	39,500	28,000
Average Balance:
FHLB advances	255,388	208,071
Repurchase agreements	36,279	58,000
Other borrowings	6,273	2,229
Weighted-average interest rate:
During the period:
FHLB advances	1.08%	1.33%
Repurchase agreements	4.92%	5.07%
Other borrowings	0.18%	0.09%
End of period:
FHLB advances	1.14%	1.01%
Repurchase agreements	3.08%	5.00%
Other borrowings	0.26%	—%
NOTE 11 – Employee Benefit Plans
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

Changes in the plan benefit obligation using a December 31 measurement date for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
Projected benefit obligation as of January 1,	$5,415	$4,175
Interest cost	256	250
Actuarial loss	497	1,291
Benefits paid	(3)	—
Effect of settlement	(652)	(301)
Projected benefit obligation at December 31,	$5,513	$5,415
Accumulated benefit obligation at December 31,	$5,513	$5,415

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Changes in plan assets for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
Fair value of plan assets as of January 1,	$3,186	$3,455
Actual return on plan assets	500	(107)
Employer contributions	734	139
Benefits paid	(3)	—
Effect of settlement	(652)	(301)
Fair value of plan assets as of December 31,	$3,765	$3,186
Funded status as of December 31,	$(1,748)	$(2,229)
The funded status is recognized in accrued expenses and other liabilities in the consolidated balance sheets.
The net periodic pension cost for the years ended December 31, 2012, 2011, and 2010 includes the following components:

	Year Ended December 31,
	2012	2011	2010
Interest cost on projected benefit obligation	$256	$250	$238
Expected return on assets	(247)	(251)	(192)
Amortization of net loss	132	65	77
Effect of settlement recognition	351	178	—
Net periodic pension cost	$492	$242	$123

Amounts related to the Pension Plan recognized as a component of other comprehensive income (loss) were as follows:

	Year Ended December 31,
	2012	2011	2010
Net actuarial (loss) gain	$(244)	$(1,649)	$295
Amortization of net loss	132	65	77
Effect of settlement recognition	351	178	—
Total recognized in other comprehensive income (loss)	239	(1,406)	372
Deferred tax (expense) benefit	(81)	478	(126)
Other comprehensive income (loss), net of tax	$158	$(928)	$246
Amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s Pension Plan are presented in the following table. The Company expects to recognize approximately $193 of the net loss reported in the following table as of December 31, 2012 as a component of the net periodic benefit cost during 2013.

	December 31,
	2012	2011
Net loss	$(2,967)	$(3,206)
Deferred tax benefit	1,009	1,090
Amounts included in other comprehensive loss, net of tax	$(1,958)	$(2,116)

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Assumptions used in accounting for the Pension Plan are as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted-average assumptions used to determine benefit obligation
Discount rate	4.25%	4.75%	6.00%
Rate of increase in future compensation	—%	—%	—%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.75%	6.00%	6.00%
Expected long-term rate of return on assets	8.00%	7.50%	6.50%
Rate of increase in future compensation	—%	—%	—%
Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted-average rate was developed based on those overall rates and the target asset allocation of the plan.

The Company’s current Pension Plan target allocations and the weighted-average asset allocations as of December 31, 2012 and 2011 by asset category are as follows:

	Target	Actual Allocations
	Allocations	2012	2011
Equity securities	80%	81%	80%
Debt securities	20%	19%	20%
	100%	100%	100%
The assets of the Pension Plan are invested in domestic and international equity securities, fixed income securities, and real estate securities funds. The plan’s investment policy includes guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The objective is to maintain investment portfolios that limit risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plan’s actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. The Company periodically reviews the investment policy. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.
The major categories of assets in the Company’s Pension Plan as of December 31, 2012 and 2011 are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 15 — Fair Value Measurements).

	December 31,
	2012	2011
Level 1:
Mutual funds	$2,143	$1,768
Level 2:
Pooled separate accounts	1,622	1,418
Total assets at fair value	$3,765	$3,186
The Company made contributions to the Pension Plan of $734 and $139 during the years ended December 31, 2012 and 2011, respectively. The Company does not expect to make additional contributions to the plan in fiscal year 2013.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

As of December 31, 2012, the pension benefit payments were expected to be paid as follows:

Year ended December 31,
2013	$330
2014	420
2015	130
2016	120
2017	98
Years 2018 - 2022	1,680
Share-Based Compensation
At its annual meeting held May 24, 2011, the Company’s stockholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan (the “Plan”) which provides for the grant of stock-based and other incentive awards to officers, employees and directors of the Company. The Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution of the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available.
Share-based compensation expense for the years ended December 31, 2012 and 2011 was $1,331 and $308, respectively.
Restricted Stock
Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Shares awarded to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Shares awarded to Directors vest at a rate of 20% to 33% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution are 476,100 at December 31, 2012, of which 284,538 shares had been issued under the Plan through December 31, 2012.

A summary of changes in the Company’s nonvested restricted shares for the years ended December 31, 2012 and 2011 follows:

	2012		2011
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at January 1,	118,738	$14.15	—	$—
Granted	165,800	21.11	118,738	14.15
Vested	(29,612)	14.15	—	—
Forfeited	(603)	14.15	—	—
Non-vested at December 31,	254,323	$18.69	118,738	$14.15
As of December 31, 2012, the Company had $3,342 of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 4.09 years. At the grant date, the Company applied an estimated forfeiture rate of 17.84% to officers’ and employees’ shares and 0.00% to Directors’ shares based on the historical turnover rates.

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

The weighted-average fair value of each stock option granted during the year ended December 31, 2012 and 2011 was $8.58 and $5.64, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2012	2011
Risk-free interest rate	1.13%	2.30%
Expected term of stock options (years)—for officers and employees	7.50	7.50
Expected term of stock options (years)—for Directors	7.50	6.50
Expected stock price volatility	36.72%	32.94%
Expected dividends	—%	—%
Forfeiture rate—for officers and employees	17.84%	33.91%
Forfeiture rate—for Directors	—%	3.33%
A summary of activity in the stock option portion of the Plan for the years ended December 31, 2012 and 2011 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	—	$—	—	$—
Granted	373,552	14.15	9.46	579
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2011	373,552	$14.15	9.46	579
Granted	152,200	20.86	9.53	346
Exercised	(9,873)	14.15	—	(62)
Forfeited	(10,214)	16.18	—	(71)
Outstanding at December 31, 2012	505,665	$16.13	8.77	$3,541
Fully vested and expected to vest	392,917	$15.98	8.75	$2,809
Exercisable at December 31, 2012	72,979	$14.15	8.45	$655
As of December 31, 2012, the Company had $1,881 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.75 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of December 31, 2012.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

401(k) Plan
The Company also has a discretionary defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and allows employees to contribute a portion of their salary on a pretax basis into the Savings Plan. The Company matches a portion of employees’ contributions. Matching contributions made by the Company are accrued and funded on a current basis. During the years ended December 31, 2012, 2011, and 2010, the Company contributed approximately $575, $557, and $591 to the Savings Plan, respectively, which is included in salaries and benefits expense in the accompanying consolidated statements of income.
Employee Stock Ownership Plan
OmniAmerican Bank adopted an employee stock ownership plan (the “ESOP”) effective January 1, 2010. The ESOP enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining age 21.
The ESOP purchased 8% of the shares offered in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9,522. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of December 31, 2012 and 2011). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.
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
As compensation expense is incurred, the unallocated ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital. Compensation expense recognized from the release of shares from the ESOP was $792 and $567 for the year ended December 31, 2012 and 2011.

At December 31, 2012 and 2011, the ESOP shares were as follows:

	December 31,
	2012	2011
Allocated shares	114,264	76,176
Unearned shares	837,936	876,024
Total ESOP shares	952,200	952,200
Fair value of unearned shares	$19,381	$13,754
NOTE 12 – Regulatory Matters
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
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations. The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets. The guidelines define Tier 1 capital and Tier 2 capital. The components of Tier 1 capital for the Company include stockholders’ equity excluding unrealized gains and losses on available for sale securities and other intangible assets. Tier 2 capital includes a portion of the allowance for loan losses. These two components combine to become Total Capital. The guidelines also stipulate that four categories of risk weights (0, 20, 50 and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

assets. Risk weights for all off-balance sheet exposures are determined by a two step process, wherein the face value of the off-balance sheet item is converted to a “credit equivalent amount” and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 31, 2012 and 2011 included unfunded loan commitments and letters of credit. The minimum ratio for qualifying Total Capital is 8.0%, of which 4.0% must be Tier 1 capital.
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

The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for OmniAmerican Bancorp, Inc. and OmniAmerican Bank at December 31, 2012 and 2011:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Actions Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated as of December 31, 2012
Total risk-based capital to risk-weighted assets	$203,734	25.47%	$63,997	8.00%	$79,996	10.00%
Tier I risk-based capital to risk-weighted assets	196,435	24.56%	31,998	4.00%	47,998	6.00%
Tier I (Core) capital to adjusted total assets	196,435	15.67%	50,140	4.00%	62,674	5.00%
OmniAmerican Bank as of December 31, 2012
Total risk-based capital to risk-weighted assets	$185,856	23.23%	$64,003	8.00%	$80,004	10.00%
Tier I risk-based capital to risk-weighted assets	178,557	22.32%	32,002	4.00%	48,002	6.00%
Tier I (Core) capital to adjusted total assets	178,557	14.24%	50,143	4.00%	62,678	5.00%
Consolidated as of December 31, 2011
Total risk-based capital to risk-weighted assets	$195,823	24.86%	$63,012	8.00%	$78,766	10.00%
Tier I risk-based capital to risk-weighted assets	187,915	23.86%	31,506	4.00%	47,259	6.00%
Tier I (Core) capital to adjusted total assets	187,915	14.18%	53,024	4.00%	66,280	5.00%
OmniAmerican Bank as of December 31, 2011
Total risk-based capital to risk-weighted assets	$177,482	22.53%	$63,015	8.00%	$78,768	10.00%
Tier I risk-based capital to risk-weighted assets	169,574	21.53%	31,507	4.00%	47,261	6.00%
Tier I (Core) capital to adjusted total assets	169,574	12.79%	53,028	4.00%	66,285	5.00%
The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a Qualified Thrift Lender (“QTL”) test. The QTL test requires at least 65% of assets be maintained in housing-related finance and other specified areas. An institution must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. If this requirement is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends or the Company must convert to a commercial bank charter. At December 31, 2012 and 2011, QTL was calculated as 83.5% and 93.2% respectively, and the Company has met the test in each month of the years ended December 31, 2012 and 2011.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The following is a reconciliation of the Company’s equity under accounting principles generally accepted in the United States of America to regulatory capital (as defined by the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation) as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Consolidated GAAP equity	$205,578	$199,024
Consolidated equity in excess of Bank equity	(17,878)	(19,152)
Bank GAAP equity	187,700	179,872
Deferred tax assets disallowed for regulatory capital	(3,760)	(4,443)
Unrealized gain on securities available for sale	(7,240)	(7,971)
Unrealized loss on pension plan	1,958	2,116
Disallowed servicing asset	(101)	—
Tier I capital	178,557	169,574
General allowance for loan losses	6,900	7,908
Reserve for unfunded loan commitments	278	—
Unrealized gains on equity securities	121	—
Total regulatory capital	$185,856	$177,482
NOTE 13 – Income Taxes
The Company’s pretax income is subject to federal income taxes at a combined rate of 34% for the years ended December 31, 2012, 2011, and 2010.
The current and deferred portions of net income tax expense included in the consolidated statements of income are presented below for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$1,338	$164	$(51)
State	46	16	(570)
Total current taxes	1,384	180	(621)
Deferred
Federal	1,494	1,664	906
State	—	—	—
Total deferred taxes	1,494	1,664	906
Total income taxes	$2,878	$1,844	$285
During the years ended December 31, 2012 and 2011, the Company did not incur any interest or penalties on income taxes. The Company will record interest and penalties on income taxes, if any, when they are incurred in noninterest expense.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

At December 31, 2012 and 2011, the net deferred tax asset consisted of the following:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$1,873	$2,217
Premises and equipment	361	682
Net operating loss	—	869
Pension plan	1,610	1,773
Other real estate owned	381	350
Interest on non-accrual loans	373	269
Accrued expenses	200	151
Deferred loan fees	222	181
Stock-based compensation	242	105
Other	—	168
	5,262	6,765
Deferred tax liabilities:
Servicing rights	(343)	(360)
Securities available for sale	(3,730)	(4,106)
FHLB stock	(51)	(52)
Other	(99)	(9)
	(4,223)	(4,527)
Net deferred tax asset	$1,039	$2,238
No valuation allowance has been provided on deferred tax assets as of December 31, 2012 and 2011. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible temporary differences.
A reconciliation of the tax provision at the statutory rate of 34% of pretax income to the provision for taxes as shown in the accompanying consolidated statements of income for the years ended December 31, 2012, 2011, and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate times financial statement income	$2,916	$1,976	$660
Effect of:
State taxes, net of federal benefit	30	10	(376)
Nontaxable income	(397)	(319)	(37)
Non-deductible expenses	329	177	38
Total income tax expense	$2,878	$1,844	$285
Effective tax rate	33.6%	31.7%	14.7%

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

NOTE 14 – Related Party Transactions
The Company has made loans in the ordinary course of business with certain of its executive officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments. Loans to executive officers, directors, and their affiliates were as follows for the year ended December 31, 2012:

Balance at beginning of year	$2,226
New loans	—
Repayments	(286)
Balance at end of year	$1,940
Deposits from executive officers, directors, and their affiliates were $1,018 and $1,071 at December 31, 2012 and 2011, respectively.
NOTE 15 – Fair Value Measurements
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
Securities available for sale: The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). When quoted market prices in active markets are unavailable, the Company determines fair values based on independent external valuation information obtained from independent pricing services, which utilizes various models and valuation techniques based on a range of inputs including pricing models, quoted market prices of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flows. In most cases, these estimates are determined based on independent third-party valuation information, and the amounts are disclosed as Level 2 or Level 3 of the fair value hierarchy depending on the level of observable market inputs. Additional pricing services are used as a comparison to ensure that realistic fair values are used in pricing the investment portfolio. The Level 3 investments consisted of trust preferred securities which are issued by financial institutions and insurance companies. The trust preferred securities were sold during the year ended December 31, 2011.
Interest rate lock commitments: Interest rate locks on commitments to originate loans for the held for sale portfolio are reported at fair value in other assets on the consolidated balance sheets with changes in value recorded in current earnings. The estimated fair values of the interest rate lock commitments are based on quoted secondary market pricing, include the fair value of the servicing rights based on the discounted present value of expected future cash flows, and assume an approximate closure rate based on recent historical experience. At December 31, 2012, the fair value of the servicing rights was estimated as 0.82% of the loan balance for loans with a term of 360 months and 0.84% of the loan balance for loans with a term of 180 months. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. At December 31, 2012, the estimated closure rate based on historical experience over the preceding two-year period was 72.1%. Because the closure rate and fair value of servicing rights are significant unobservable assumptions, interest rate lock commitments are included in Level 3 of the hierarchy.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

There were no liabilities measured at fair value on a recurring basis at December 31, 2012 or 2011. The assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2012, Using			Total Fair Value at December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Investment securities available for sale:
U.S. Government-sponsored mortgage-backed securities	$—	$199,730	$—	$199,730
U.S. Government-sponsored collateralized mortgage obligations	—	172,896	—	172,896
Agency bonds	—	5,015	—	5,015
Other equity securities	—	6,268	—	6,268
Interest rate lock commitments	—	—	264	264

	Fair Value Measurements at December 31, 2011, Using			Total Fair Value at December 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Investment securities available for sale:
U.S. Government-sponsored mortgage-backed securities	$—	$241,676	$—	$241,676
U.S. Government-sponsored collateralized mortgage obligations	—	283,025	—	283,025
Other equity securities	—	5,240	—	5,240

A reconciliation and income statement classification of gains and losses for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 has not been provided since the amounts are not significant. The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011.

Investment Securities Available for Sale
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
The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the year ended December 31, 2012 and 2011.

	December 31,
	2012	2011
Carrying value of impaired loans	$981	$7,993
Specific reserve	(278)	(1,235)
Fair Value	$703	$6,758
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are obtained through independent third-party valuations through an analysis of cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. At December 31, 2012 and 2011 the Company’s mortgage servicing rights were recorded at $1,009 and $1,057, respectively.
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
The following table represents other real estate that was remeasured and reported at fair value as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Carrying value of other real estate owned prior to remeasurement	$7,571	$17,725
Less: Charge-offs recognized in the allowance for loan losses at initial acquisition	(244)	(274)
Less: Subsequent write-downs included in net loss on write-down of other real estate owned	(1,065)	(2,479)
Less: Sales of other real estate owned	(1,493)	(8,669)
Carrying value of remeasured other real estate owned at end of period	$4,769	$6,303

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis at December 31, 2012, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans, net of allowance	$703	Discounted Cash Flow Analysis	Interest rate	6.3% - 7.0% (6.5%)
			Loan term (in months)	60 - 85 (76)

Mortgage servicing rights	$1,009	Discounted Cash Flow Analysis	Interest rate	2.0% - 8.1% (4.6%)
			Loan term (in months)	72 - 458 (323)

Other real estate owned	$4,769	Third-Party Appraisal	Discount of market value	0% - 19% (4%)
			Estimated marketing costs	4.0% - 8.0% (7%)
			Estimated property maintenance	0% - 2% (0.4%)
There were no transfers between levels during the years ended December 31, 2012 or 2011.
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
Loans held for sale: The fair value of loans held for sale is based on quoted market prices in the secondary market for loans with similar characteristics.
Loans: The estimated fair values for all fixed-rate loans are derived utilizing discounted cash flow analyses, the calculations of which are performed on groupings of loan receivables that are similar in terms of loan type and characteristics. The expected future cash flows of each grouping are discounted using the U.S. Treasury curve and current offering rates to calculate a discount spread to the curve. The estimated fair value for variable rate loans is the carrying amount. The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and, accordingly, delinquent loans have been disregarded in the valuation methodologies employed. Significant inputs to the fair value measurement of the loan portfolio are unobservable, and as such are classified as Level 3.
Deposits: The estimated fair value of demand deposit accounts is the carrying amount. The fair value of fixed-maturity certificates is estimated by discounting the estimated cash flows using the interest curve and current offering rates to calculate a discount spread to the curve.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$23,853	$23,853	$21,158	$21,158
Level 2 inputs:
Securities available for sale	383,909	383,909	529,941	529,941
Other investments	12,867	12,867	13,465	13,465
Loans held for sale	8,829	9,094	2,418	2,418
Accrued interest receivable	3,340	3,340	4,003	4,003
Level 3 inputs:
Loans, net	735,271	743,463	683,491	702,509
Mortgage servicing rights	1,009	1,009	1,057	1,057
Interest rate lock commitments	264	264	—	—
Financial liabilities:
Level 2 inputs:
Federal Home Loan Bank advances	$207,000	$208,216	$262,000	$263,760
Other borrowings	11,000	11,000	—	—
Accrued interest payable	460	460	986	986
Level 3 inputs:
Deposits	816,302	820,551	807,634	811,900
Repurchase agreements	8,000	8,091	58,000	59,376
Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—
NOTE 16 – Financial Instruments with Off-Balance Sheet Risk
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
Outstanding commitments to extend credit and standby letters of credit are summarized as follows at December 31, 2012 and 2011:

	December 31,
	2012	2011
Commitments to extend credit	$66,826	$70,389
Standby letters of credit	258	419
	$67,084	$70,808

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

As of December 31, 2012 and 2011, commitments to fund fixed-rate loans of $10,178 and $6,204, respectively, were included in the outstanding commitments to extend credit. The interest rates on these commitments to fund fixed-rate loans ranged from 2.35% to 12.99% at December 31, 2012 and from 3.09% to 12.99% at December 31, 2011.
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

NOTE 17 – Parent Company Only Condensed Financial Information
Condensed financial information of OmniAmerican Bancorp, Inc. follows:
Condensed Balance Sheets

	December 31,
	2012	2011
ASSETS
Cash on deposit at subsidiary	$9,247	$9,442
Investment in Bank	187,700	179,872
ESOP note receivable	8,724	8,993
Other assets	—	815
Total assets	$205,671	$199,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to subsidiary	$78	$98
Other liabilities	15	—
Stockholders’ equity	205,578	199,024
Total liabilities and stockholders’ equity	$205,671	$199,122
Condensed Statements of Income

	Year Ended December 31,		January 20, 2010 through December 31, 2010
	2012	2011
Interest income on ESOP loan	$293	$301	$293
Dividend income	—	2,000	—
Other income	1	10	26
Operating expenses	1,908	1,655	1,361
(Loss) income before income tax expense and equity in undistributed earnings of subsidiary	(1,614)	656	(1,042)
Income tax benefit	(549)	(457)	(354)
Equity in undistributed earnings of subsidiary	6,763	2,854	2,345
Net income	$5,698	$3,967	$1,657

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Condensed Statements of Cash Flows

	Year Ended December 31,		January 20, 2010 through December 31, 2010
	2012	2011
Cash flows from operating activities:
Net income	$5,698	$3,967	$1,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(6,763)	(4,854)	(2,345)
Share-based compensation	513	178	—
Net change in other assets	815	(461)	(354)
Net change in other liabilities	15	—	—
Net change in payable to subsidiary	(20)	2	96
Net cash provided by (used in) operating activities	258	(1,168)	(946)
Cash flows from investing activities:
Cash contribution to subsidiary	—	—	(86,644)
Dividend distribution from subsidiary	—	2,000	—
Payment received on ESOP note receivable	269	260	269
Net cash provided by (used in) investing activities	269	2,260	(86,375)
Cash flows from financing activities:
Proceeds from issuance of common stock	139	—	106,004
Purchase of common stock	(894)	(10,333)	—
Other, net	33	—	—
Net cash (used in) provided by financing activities	(722)	(10,333)	106,004
Net (decrease) increase in cash and cash equivalents	(195)	(9,241)	18,683
Cash and cash equivalents, beginning of period	9,442	18,683	—
Cash and cash equivalents, end of period	$9,247	$9,442	$18,683

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

NOTE 18 – Earnings Per Share
Basic earnings per share excludes dilution and is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options or unvested restricted stock) were issued during the period, as well as any adjustments to income that would result from the assumed issuance.
Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

Earnings per share for the years ended December 31, 2012, 2011 and 2010 have been computed as follows:

	2012	2011	2010(1)
Basic
Net income	$5,698	$3,967	$1,657
Weighted-average common shares outstanding	11,367,708	11,588,447	11,902,500
Less: Average unallocated ESOP shares	(855,393)	(827,768)	(931,569)
Average unvested restricted stock awards	(176,968)	(65,713)	—
Average shares for basic earnings per share	10,335,347	10,694,966	10,970,931
Net income per common share, basic	$0.55	$0.37	$0.15
Diluted
Net income	$5,698	$3,967	$1,657
Weighted-average common shares outstanding for basic earnings per common share	10,335,347	10,694,966	10,970,931
Add: Dilutive effects of share-based compensation plan	68,177	4,488	—
Average shares for diluted earnings per share	10,403,524	10,699,454	10,970,931
Net income per common share, diluted	$0.55	$0.37	$0.15

(1)
The Company completed its mutual to stock conversion on January 20, 2010. The earnings per share for the year ended December 31, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

NOTE 19 – Quarterly Financial Data (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2012
Interest income	$11,558	$12,495	$12,919	$13,056
Interest expense	2,232	2,511	3,024	3,077
Net interest income	9,326	9,984	9,895	9,979
Provision for loan losses	—	550	—	1,400
Net interest income after provision for loan losses	9,326	9,434	9,895	8,579
Noninterest income	4,257	4,704	3,340	3,484
Noninterest expense	11,729	10,708	11,123	10,883
Income before income tax expense	1,854	3,430	2,112	1,180
Income tax expense	695	1,134	672	377
Net income	$1,159	$2,296	$1,440	$803
Earnings per share:
Basic	$0.11	$0.22	$0.14	$0.08
Diluted	$0.11	$0.22	$0.14	$0.08
2011
Interest income	$13,111	$13,692	$14,187	$12,791
Interest expense	3,208	3,274	3,404	3,181
Net interest income	9,903	10,418	10,783	9,610
Provision for loan losses	1,680	550	600	400
Net interest income after provision for loan losses	8,223	9,868	10,183	9,210
Noninterest income	3,935	2,893	3,173	3,149
Noninterest expense	10,247	11,310	11,604	11,662
Income before income tax expense	1,911	1,451	1,752	697
Income tax expense	713	418	535	178
Net income	$1,198	$1,033	$1,217	$519
Earnings per share:
Basic	$0.12	$0.10	$0.11	$0.05
Diluted	$0.12	$0.10	$0.11	$0.05

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.
KPMG, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The attestation report of KPMG appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
OmniAmerican Bancorp, Inc.:
We have audited OmniAmerican Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of OmniAmerican Bancorp, Inc. and subsidiary as of December 31, 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2012, and our report dated March 11, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Dallas, Texas
March 11, 2013

(c) Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. Other Information
None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The Company has adopted a Code of Ethics and Business Conduct Policy that applies to OmniAmerican Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics and Business Conduct Policy is on the Company’s website at www.omniamericanbancorp.com under the caption “Corporate Governance Documents.” The Company intends to post any amendments or waivers in its Code of Ethics and Business Conduct Policy to the Company’s website at www.omniamericanbancorp.com to the extent applicable to an executive officer or director of the Company.
Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal 1 — Election of Directors.”
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

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation of OmniAmerican Bancorp, Inc., as amended*

3.2	Bylaws of OmniAmerican Bancorp, Inc.*

4	Form of Common Stock Certificate of OmniAmerican Bancorp, Inc.*

10.1	Employment Agreement between OmniAmerican Bank, OmniAmerican Bancorp, Inc. and Tim Carter**

10.2	Form of Change in Control Agreement between OmniAmerican Bank and each Senior Executive Vice President*

10.3	OmniAmerican Bank Employee Stock Ownership Plan*

10.4	OmniAmerican Bank Incentive Award Plan for Senior Executives***

10.5	Form of Employee Stock Option Award****

10.6	Form of Employee Restricted Stock Award****

10.7	Form of Director Stock Option Award****

10.8	Form of Director Restricted Stock Award****

21	Subsidiaries of Registrant*

23	Consent of KPMG

23.1	Consent of McGladrey, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File

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
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIAMERICAN BANCORP, INC.

Date: March 11, 2013	By:	/s/ Tim Carter
Tim Carter
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Tim Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2013
Tim Carter

/s/ Deborah B. Wilkinson	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2013
Deborah B. Wilkinson

/s/ Elaine Anderson	Chairman of the Board	March 11, 2013
Elaine Anderson

/s/ John F. Sammons, Jr.	Vice Chairman of the Board	March 11, 2013
John F. Sammons, Jr.

/s/ Joan Anthony	Director	March 11, 2013
Joan Anthony

/s/ Wayne P. Burchfield, Jr.	Director	March 11, 2013
Wayne P. Burchfield, Jr.

/s/ Norman G. Carroll	Director	March 11, 2013
Norman G. Carroll

/s/ Patti Callan	Director	March 11, 2013
Patti Callan

/s/ Patrick D. Conley	Director	March 11, 2013
Patrick D. Conley

/s/ James Herring	Director	March 11, 2013
James Herring

/s/ Wesley R. Turner	Director	March 11, 2013
Wesley R. Turner