Form 10-Q
period 2013-03-31
OmniAmerican Bancorp, Inc.
filed 2013-05-03
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
There were 11,443,704 shares of Common Stock, par value $0.01 per share, issued and outstanding as of May 3, 2013.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$12,387	$21,931
Short-term interest-earning deposits in other financial institutions	4,620	1,922
Total cash and cash equivalents	17,007	23,853
Investments:
Securities available for sale (Amortized cost of $393,371 on March 31, 2013 and $372,940 on December 31, 2012)	401,225	383,909
Other	13,620	12,867
Loans held for sale	2,136	8,829
Loans, net of deferred fees and discounts	747,380	742,171
Less allowance for loan losses	(6,922)	(6,900)
Loans, net	740,458	735,271
Premises and equipment, net	42,641	43,126
Bank-owned life insurance	42,499	32,183
Other real estate owned	4,525	4,769
Mortgage servicing rights	1,205	1,009
Deferred tax asset, net	2,060	1,039
Accrued interest receivable	3,367	3,340
Other assets	5,834	7,154
Total assets	$1,276,577	$1,257,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$53,504	$47,331
Interest-bearing	773,219	768,971
Total deposits	826,723	816,302
Federal Home Loan Bank advances	232,000	207,000
Other borrowings	2,000	19,000
Accrued expenses and other liabilities	9,763	9,469
Total liabilities	1,070,486	1,051,771
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,443,704 shares issued and outstanding at March 31, 2013 and 11,444,800 shares issued and outstanding at December 31, 2012	114	114
Additional paid-in capital	107,225	106,684
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 828,414 shares at March 31, 2013 and 837,936 shares at December 31, 2012	(8,284)	(8,379)
Retained earnings	103,810	101,877
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	5,184	7,240
Unrealized loss on pension plan, net of income taxes	(1,958)	(1,958)
Total accumulated other comprehensive income	3,226	5,282
Total stockholders’ equity	206,091	205,578
Total liabilities and stockholders’ equity	$1,276,577	$1,257,349

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Interest income:
Loans, including fees	$8,901	$9,673
Securities — taxable	2,163	3,383
Total interest income	11,064	13,056
Interest expense:
Deposits	1,457	1,672
Borrowed funds	623	1,405
Total interest expense	2,080	3,077
Net interest income	8,984	9,979
Provision for loan losses	500	1,400
Net interest income after provision for loan losses	8,484	8,579
Noninterest income:
Service charges and other fees	2,218	2,312
Net gains on sales of loans	786	319
Net gains on sales of securities available for sale (reclassified from unrealized gains (losses) on available-for-sale securities in accumulated other comprehensive income)	1,701	—
Net gains on disposition of premises and equipment	344	—
Net (losses) gains on sales of repossessed assets	(30)	94
Commissions	308	403
Increase in cash surrender value of bank-owned life insurance	316	219
Other income	219	137
Total noninterest income	5,862	3,484
Noninterest expense:
Salaries and benefits	6,757	6,127
Software and equipment maintenance	610	620
Depreciation of furniture, software, and equipment	413	445
FDIC insurance	190	211
Net loss on write-down of other real estate owned	—	240
Real estate owned (income) expense	(20)	30
Service fees	114	129
Communications costs	224	268
Other operations expense	761	744
Occupancy	980	978
Professional and outside services	1,038	896
Loan servicing	111	74
Marketing	150	121
Total noninterest expense	11,328	10,883
Income before income tax expense	3,018	1,180
Income tax expense (includes $578 and $0 income tax expense from items reclassified from accumulated other comprehensive income for the three months ended March 31, 2013 and 2012, respectively)	1,085	377
Net income	$1,933	$803
Earnings per share:
Basic	$0.19	$0.08
Diluted	$0.18	$0.08
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$1,933	$803

Change in unrealized gains on securities available for sale	(1,414)	626
Reclassification of amount realized through sale of securities	(1,701)	—
Income tax effect	1,059	(212)
Other comprehensive (loss) income, net of income tax	(2,056)	414
Comprehensive (loss) income	$(123)	$1,217
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at January 1, 2013	$114	$106,684	$(8,379)	$101,877	$5,282	$205,578
ESOP shares allocated, 9,522 shares	—	147	95	—	—	242
Stock purchased and retired at cost, 33 shares	—	(1)	—	—	—	(1)
Share-based compensation expense	—	395	—	—	—	395
Net income	—	—	—	1,933	—	1,933
Other comprehensive loss	—	—	—	—	(2,056)	(2,056)
Balances at March 31, 2013	$114	$107,225	$(8,284)	$103,810	$3,226	$206,091
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,933	$803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	847	867
Provision for loan losses	500	1,400
Amortization of net premium on investments	933	1,224
Amortization and impairment of mortgage servicing rights	(38)	30
Net gains on sales of securities available for sale	(1,701)	—
Net gains on sales of loans	(786)	(319)
Proceeds from sales of loans held for sale	26,938	1,929
Loans originated for sale	(19,647)	(2,077)
Net loss on write-down of other real estate owned	—	240
Net gains on disposition of premises and equipment	(344)	—
Net losses (gains) on sales of repossessed assets	30	(94)
Increase in cash surrender value of bank-owned life insurance	(316)	(219)
Federal Home Loan Bank stock dividends	(11)	(10)
ESOP compensation expense	242	170
Share-based compensation	395	183
Changes in operating assets and liabilities:
Accrued interest receivable	(27)	129
Other assets	1,335	604
Accrued interest payable and other liabilities	292	531
Net cash provided by operating activities	10,575	5,391
Cash flows from investing activities:
Securities available for sale:
Purchases	(97,967)	(31,075)
Proceeds from sales	46,212	—
Proceeds from maturities, calls and principal repayments	32,092	30,960
Purchases of other investments	(1,334)	(612)
Redemptions of other investments	592	—
Purchase of bank-owned life insurance	(10,000)	(10,000)
Net increase in loans held for investment	(6,377)	(34,620)
Proceeds from sales of loans held for investment	—	6,260
Purchases of premises and equipment	(698)	(370)
Proceeds from sales of premises and equipment	680	—
Proceeds from sales of foreclosed assets	682	814
Proceeds from sales of other real estate owned	277	405
Net cash used in investing activities	(35,841)	(38,238)
Cash flows from financing activities:
Net increase in deposits	10,421	24,159
Net increase (decrease) in Federal Home Loan Bank advances	25,000	(10,000)
Net (decrease) increase in other borrowings	(17,000)	13,200
Purchase of common stock	(1)	(27)
Net cash provided by financing activities	18,420	27,332
Net decrease in cash and cash equivalents	(6,846)	(5,515)
Cash and cash equivalents, beginning of period	23,853	21,158
Cash and cash equivalents, end of period	$17,007	$15,643
Supplemental cash flow information:
Interest paid	$2,133	$3,080
Non-cash transactions:
Loans transferred to other real estate owned	$38	$790
Loans transferred to foreclosed assets	$652	$832
Loans held for sale transferred to loans held for investment	$—	$1,987
Change in unrealized gains on securities available for sale	$(3,115)	$626
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2013. In management’s opinion, the interim data as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank, the Company’s wholly-owned subsidiary.
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

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This guidance amends the scope of ASU No. 2011-11 to clarify that the disclosure requirements are limited to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012 for public companies. The adoption of this guidance did not have a material impact on the Company’s financial statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 3 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of March 31, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013
U. S. government sponsored mortgage-backed securities	$234,232	$4,659	$(429)	$238,462
U. S. government sponsored collateralized mortgage obligations	147,962	3,475	(48)	151,389
Agency bonds	5,000	—	(17)	4,983
Municipal obligations	177	—	(10)	167
Other equity securities	6,000	224	—	6,224
Total investment securities available for sale	$393,371	$8,358	$(504)	$401,225
December 31, 2012
U. S. government sponsored mortgage-backed securities	$192,894	$6,843	$(7)	$199,730
U. S. government sponsored collateralized mortgage obligations	169,046	3,871	(21)	172,896
Agency bonds	5,000	15	—	5,015
Other equity securities	6,000	268	—	6,268
Total investment securities available for sale	$372,940	$10,997	$(28)	$383,909
Investment securities available for sale with gross unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2013
U. S. government sponsored mortgage-backed securities	$68,452	$(429)	$—	$—	$68,452	$(429)
U. S. government sponsored collateralized mortgage obligations	11,531	(48)	—	—	11,531	(48)
Agency bonds	4,983	(17)	—	—	4,983	(17)
Municipal obligations	167	(10)	—	—	167	(10)
	$85,133	$(504)	$—	$—	$85,133	$(504)
December 31, 2012
U. S. government sponsored mortgage-backed securities	$4,708	$(7)	$—	$—	$4,708	$(7)
U. S. government sponsored collateralized mortgage obligations	9,467	(21)	—	—	9,467	(21)
	$14,175	$(28)	$—	$—	$14,175	$(28)
At March 31, 2013, the Company owned 178 investment securities of which 36 had unrealized losses. At December 31, 2012, the Company owned 170 investment securities of which seven had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on March 31, 2013 and December 31, 2012, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
The amortized cost and fair value of securities available for sale by contractual maturity at March 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due from one to five years	621	651
Due from five to ten years	22,946	22,999
Due after ten years	363,804	371,351
Equity securities	6,000	6,224
Total	$393,371	$401,225
Investment securities with an amortized cost of $362.7 million and $332.2 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with a fair value of $2.8 million and $9.0 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure repurchase agreements which are included in other borrowings.
Sales activity of securities available for sale for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Proceeds from sales of investment securities	$46,212	$—
Gross gains from sales of investment securities	1,701	—
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	March 31, 2013	December 31, 2012
	(In thousands)
Residential real estate loans:
One- to four-family	$247,923	$251,756
Home equity	20,728	20,863
Total residential real estate loans	268,651	272,619
Commercial loans:
Commercial real estate	83,427	84,783
Real estate construction	55,215	52,245
Commercial business	62,753	63,390
Total commercial loans	201,395	200,418
Consumer loans:
Automobile, indirect	229,161	221,907
Automobile, direct	28,669	27,433
Other consumer	16,164	16,707
Total consumer loans	273,994	266,047
Total loans	744,040	739,084
Plus (less):
Deferred fees and discounts	3,340	3,087
Allowance for loan losses	(6,922)	(6,900)
Total loans receivable, net	$740,458	$735,271

The Company originates one- to four-family residential real estate loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“FNMA”). Residential real estate loans serviced for FNMA are not included as assets on the consolidated balance sheets. The following table presents loans sold and serviced as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Principal balances of the loans sold and serviced for FNMA	$175,877	$157,953
Mortgage servicing rights associated with the mortgage loans serviced for FNMA	1,205	1,009

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents loans identified as impaired by class of loans as of March 31, 2013 and December 31, 2012:

	Recorded Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Interest Income Recognized
	(In thousands)
March 31, 2013:
With no related allowance recorded:
One- to four-family	$7,205	$7,205	$—	$7,386	$54
Home equity	1	1	—	22	—
Commercial real estate	6,041	6,041	—	6,201	9
Real estate construction	3,777	3,777	—	4,144	15
Commercial business	806	806	—	813	4
Automobile, indirect	600	600	—	678	5
Automobile, direct	32	32	—	50	1
Other consumer	37	37	—	13	—
Impaired loans with no related allowance recorded	18,499	18,499	—	19,307	88
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	2,808	2,808	168	936	—
Commercial business	907	907	149	932	1
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	3,715	3,715	317	1,868	1
Total	$22,214	$22,214	$317	$21,175	$89

December 31, 2012:
With no related allowance recorded:
One- to four-family	$6,995	$6,995	$—	$7,781	$285
Home equity	32	32	—	50	2
Commercial real estate	6,263	6,263	—	6,965	133
Real estate construction	4,707	4,707	—	6,093	122
Commercial business	807	807	—	1,301	35
Automobile, indirect	606	606	—	523	20
Automobile, direct	51	51	—	63	5
Other consumer	3	3	—	4	—
Impaired loans with no related allowance recorded	19,464	19,464	—	22,780	602
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—
Commercial business	981	981	278	1,124	14
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	981	981	278	1,124	14
Total	$20,445	$20,445	$278	$23,904	$616

For the three months ended March 31, 2012, the average recorded investment in impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired were $28.3 million and $166,000, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

As of March 31, 2013, $16,000 of additional funds were committed to be advanced in connection with impaired loans. As of December 31, 2012, no additional funds were committed to be advanced in connection with impaired loans.
The following table presents the recorded investment in non-accrual loans by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Residential real estate loans:
One- to four-family	$1,637	$1,026
Home equity	1	—
Commercial loans:
Commercial real estate	5,417	5,444
Commercial business	1,179	1,245
Consumer loans:
Automobile, indirect	120	143
Other consumer	37	—
Total	$8,391	$7,858
There were no loans greater than 90 days past due that continued to accrue interest at March 31, 2013 or December 31, 2012.
The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
March 31, 2013:
Residential real estate loans:
One- to four-family	$1,236	$344	$1,511	$3,091	$244,832	$247,923
Home equity	—	—	1	1	20,727	20,728
Commercial loans:
Commercial real estate	—	—	3,719	3,719	79,708	83,427
Real estate construction	—	—	—	—	55,215	55,215
Commercial business	—	—	9	9	62,744	62,753
Consumer loans:
Automobile, indirect	1,192	336	120	1,648	227,513	229,161
Automobile, direct	3	40	—	43	28,626	28,669
Other consumer	145	61	37	243	15,921	16,164
Total loans	$2,576	$781	$5,397	$8,754	$735,286	$744,040

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
December 31, 2012:
Residential real estate loans:
One- to four-family	$3,717	$1,487	$897	$6,101	$245,655	$251,756
Home equity	260	36	—	296	20,567	20,863
Commercial loans:
Commercial real estate	224	27	3,730	3,981	80,802	84,783
Real estate construction	—	—	—	—	52,245	52,245
Commercial business	18	—	—	18	63,372	63,390
Consumer loans:
Automobile, indirect	1,176	346	144	1,666	220,241	221,907
Automobile, direct	22	30	—	52	27,381	27,433
Other consumer	62	19	—	81	16,626	16,707
Total loans	$5,479	$1,945	$4,771	$12,195	$726,889	$739,084
Our methodology for evaluating the adequacy of the allowance for loan losses consists of:

•	a specific loss component which is the allowance for impaired loans; and

•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss.
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
The general component of the allowance for loan losses covers unimpaired loans and is based on the historical loss experience adjusted for other qualitative factors. The loan portfolio is stratified into homogeneous groups of loans that possess similar loss potential characteristics, and an appropriate loss ratio adjusted for other qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The other qualitative factors considered by management include, but are not limited to, the following:

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
Loans not meeting the criteria described above are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of March 31, 2013 and December 31, 2012:

	Commercial Real Estate	Real Estate Construction	Commercial Business	One- to Four- Family	Home Equity	Total
	(In thousands)
March 31, 2013:
Pass	$74,733	$48,394	$58,001	$14,654	$1,500	$197,282
Special Mention	—	—	2,232	—	—	2,232
Substandard	8,694	6,821	2,520	3,236	—	21,271
Doubtful	—	—	—	—	—	—
	$83,427	$55,215	$62,753	$17,890	$1,500	$220,785
December 31, 2012:
Pass	$75,698	$47,299	$58,488	$12,191	$—	$193,676
Special Mention	—	—	2,264	—	—	2,264
Substandard	9,085	4,946	2,638	3,250	—	19,919
Doubtful	—	—	—	—	—	—
	$84,783	$52,245	$63,390	$15,441	$—	$215,859
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
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of March 31, 2013 and December 31, 2012:

	One- to Four- Family	Home Equity	Total
	(In thousands)
March 31, 2013:
Prime	$183,769	$18,518	$202,287
Subprime	46,264	710	46,974
	$230,033	$19,228	$249,261
December 31, 2012:
Prime	$189,529	$20,106	$209,635
Subprime	46,786	757	47,543
	$236,315	$20,863	$257,178

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a subprime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of March 31, 2013 and December 31, 2012:

Risk Tier	Credit Score	Automobile, indirect	Automobile, direct	Other consumer	Total
	(In thousands)
March 31, 2013:
A	720+	$117,309	$20,928	$12,074	$150,311
B	690–719	46,705	4,142	2,131	52,978
C	661–689	38,090	2,033	1,492	41,615
D	660 and under	27,057	1,566	467	29,090
		$229,161	$28,669	$16,164	$273,994
December 31, 2012:
A	720+	$113,192	$19,873	$12,408	$145,473
B	690–719	45,625	3,986	2,203	51,814
C	661–689	36,247	2,023	1,631	39,901
D	660 and under	26,843	1,551	465	28,859
		$221,907	$27,433	$16,707	$266,047
The following table presents the activity in the allowance for loan losses by portfolio segment based on impairment method for the three months ended March 31, 2013 and 2012:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
March 31, 2013:
Allowance for loan losses for the three months ended:
Beginning balance	$870	$3,133	$2,897	$6,900
Charge-offs	(153)	—	(452)	(605)
Recoveries of loans previously charged-off	8	15	104	127
Provision for loan losses	106	197	197	500
Ending balance	$831	$3,345	$2,746	$6,922
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$317	$—	$317
Collectively evaluated for impairment	831	3,028	2,746	6,605
Total ending balance	$831	$3,345	$2,746	$6,922
March 31, 2012:
Allowance for loan losses for the three months ended:
Beginning balance	$1,268	$3,443	$3,197	$7,908
Charge-offs	(63)	(955)	(707)	(1,725)
Recoveries of loans previously charged-off	17	25	108	150
Provision for loan losses	(97)	818	679	1,400
Ending balance	$1,125	$3,331	$3,277	$7,733
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$1,183	$—	$1,183
Collectively evaluated for impairment	1,125	2,148	3,277	6,550
Total ending balance	$1,125	$3,331	$3,277	$7,733

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company’s recorded investment in loans as of March 31, 2013, December 31, 2012, and March 31, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
March 31, 2013:
Loans individually evaluated for impairment	$7,206	$14,339	$669	$22,214
Loans collectively evaluated for impairment	261,445	187,056	273,325	721,826
Total ending balance	$268,651	$201,395	$273,994	$744,040
December 31, 2012:
Loans individually evaluated for impairment	$7,027	$12,758	$660	$20,445
Loans collectively evaluated for impairment	265,592	187,660	265,387	718,639
Total ending balance	$272,619	$200,418	$266,047	$739,084
March 31, 2012:
Loans individually evaluated for impairment	$8,312	$16,698	$533	$25,543
Loans collectively evaluated for impairment	288,017	160,653	242,208	690,878
Total ending balance	$296,329	$177,351	$242,741	$716,421
A loan is considered a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in the interest rate to less than a current market rate of interest or an extension of a loan’s stated maturity date. Loans classified as TDRs are designated as impaired.
A summary of the Company’s loans classified as TDRs at March 31, 2013 and December 31, 2012 is presented below:

	March 31, 2013	December 31, 2012
	(In thousands)
TDR
Residential Real Estate	$6,456	$6,892
Commercial	9,662	10,841
Consumer	512	517
Total TDR	16,630	18,250
Less: TDR in non-accrual status
Residential Real Estate	889	892
Commercial	5,261	5,314
Consumer	—	—
Total performing TDR	$10,480	$12,044

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company may grant concessions through a number of different restructuring methods. The following table presents the outstanding principal balance of loans by class and by method of concession that were the subject of a TDR during the three months ended March 31, 2013 and 2012:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2013:
Interest rate reduction	$—	$—	$28	$28
Loan maturity extension	—	—	30	30
Forbearance	—	—	—	—
Principal reduction	—	—	—	—
Total	$—	$—	$58	$58
Three Months Ended March 31, 2012:
Interest rate reduction	$—	$—	$7	$7
Loan maturity extension	—	—	—	—
Forbearance	—	—	—	—
Principal reduction	—	—	—	—
Total	$—	$—	$7	$7

The following table presents the number of loans modified and the balances before and after modification for the three months ended March 31, 2013 and 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(Dollar amounts in thousands)
Three Months Ended March 31, 2013:
Residential Real Estate	—	$—	$—
Commercial	—	—	—
Consumer	3	58	58
Total	3	$58	$58
Three Months Ended March 31, 2012:
Residential Real Estate	—	$—	$—
Commercial	—	—	—
Consumer	1	7	7
Total	1	$7	$7
There were no TDR loans which had payment defaults during the three months ended March 31, 2013. For the three months ended March 31, 2012, there was one residential real estate TDR loan, with a balance of $451,000 at March 31, 2012, that had a payment default. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.
Included in the impaired loans as of March 31, 2013 and December 31, 2012 were TDRs of $16.6 million and $18.3 million, respectively. The Company did not allocate any specific reserves to customers whose loan terms have been modified as TDRs at March 31, 2013 or December 31, 2012. As of March 31, 2013 and December 31, 2012, no additional funds were committed to be advanced in connection with TDRs.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

At March 31, 2013 and December 31, 2012, the Company had balances in non-performing assets consisting of the following:

	March 31, 2013	December 31, 2012
	(Dollar amounts in thousands)
Other real estate owned and foreclosed assets
Residential Real Estate	$575	$819
Commercial	3,950	3,950
Consumer	338	394
Total other real estate owned and foreclosed assets	4,863	5,163
Total non-accrual loans	8,391	7,858
Total non-performing assets	$13,254	$13,021
Non-accrual loans/Total loans	1.13%	1.06%
Non-performing assets/Total assets	1.04%	1.04%

NOTE 5 — Derivative Financial Instruments

The Company has entered into commitments with prospective residential mortgage borrowers to originate loans whereby the interest rate on the loan is determined prior to funding and the borrowers have locked into that interest rate. The interest rate lock commitments on loans originated for sale are recorded at fair value in accordance with ASC 815, “Derivatives and Hedging,” and are included in other assets in the consolidated balance sheets. The estimated fair values of the interest rate lock commitments are based on quoted secondary market pricing, include the fair value of the servicing rights based on the discounted present value of expected future cash flows, and assume an approximate closure rate based on recent historical experience. Changes in the fair value of interest rate lock commitments are recorded in current earnings as a component of net gains on sales of loans.
To manage the interest rate risk associated with interest rate lock commitments and mortgage loans held for sale, the Company entered into forward loan sales commitments to deliver mortgage loan inventory to investors. The estimated fair values of forward loan sales commitments are based on quoted secondary market pricing. The fair values of the forward loan sales commitments are recorded as an other asset or an accrued liability in the consolidated balance sheets. Changes in the fair values of forward loan sales commitments are recorded in current earnings as a component of net gains on sales of loans.
The outstanding notional value and fair values of outstanding positions as of March 31, 2013 and December 31, 2012, and the recorded gains and losses during the three months ended March 31, 2013 and the year ended December 31, 2012 were as follows:

	Outstanding Notional Balance	Fair Value	Recorded Gains/(Losses)
	(In thousands)
March 31, 2013:
Interest rate lock commitments	$10,434	$296	$32
Forward loan sales commitments	1,971	(3)	(3)

December 31, 2012:
Interest rate lock commitments	$10,805	$264	$264

The Company had no derivative financial instruments at March 31, 2012 and no forward loan sales commitments at December 31, 2012.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 6 — Other Borrowings
Beginning July 26, 2007, the Company entered into sales of securities under agreements to repurchase (“Repurchase Agreements”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreements are structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreements are treated as financings, and the obligations to repurchase securities sold are included in other borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company, and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $2.0 million and $8.0 million in repurchase agreements outstanding at March 31, 2013 and December 31, 2012, respectively. These repurchase agreements were secured by investment securities with a fair value of $2.8 million and $9.0 million at March 31, 2013 and December 31, 2012, respectively.
Included in other borrowings at December 31, 2012 were overnight borrowings from the Federal Home Loan Bank of Dallas of $11.0 million with an interest rate of 0.26%. There were no overnight borrowings outstanding at March 31, 2013.

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
The ESOP purchased 8% of the shares sold in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9.5 million. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561,000 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of March 31, 2013 and December 31, 2012). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.
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
The ESOP shares as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Allocated shares	123,786	114,264
Unearned shares	828,414	837,936
Total ESOP shares	952,200	952,200
Fair value of unearned shares (in thousands)	$20,942	$19,381
Year-to-date compensation expense recognized from the release of shares from the ESOP (in thousands)	242	792

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
The net periodic pension cost for the three months ended March 31, 2013 and 2012 includes the following components:

	2013	2012
	(In thousands)
Interest cost on projected benefit obligation	$57	$64
Expected return on assets	(74)	(62)
Amortization of net loss	48	33
Net periodic pension cost	$31	$35
Share-Based Compensation

At its annual meeting held May 24, 2011, the Company’s shareholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan (the “Plan”) which provides for the grant of stock-based and other incentive awards to officers, employees, and directors of the Company. The Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution by the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available. Share-based compensation expense for the three months ended March 31, 2013 and 2012 was as follows:

	2013	2012
	(In thousands)
Share-based compensation expense	$395	$183
Restricted Stock
Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Shares awarded to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Shares awarded to directors vest at rates of 20% to 33% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution were 476,100 at March 31, 2013, of which 284,538 shares had been issued under the Plan through March 31, 2013.
A summary of changes in the Company’s non-vested restricted shares for the three months ended March 31, 2013 follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at January 1, 2013	254,323	$18.69
Granted	—	—
Vested	(160)	16.32
Forfeited	(1,063)	14.97
Non-vested at March 31, 2013	253,100	$18.71

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

As of March 31, 2013, the Company had $3.3 million of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.88 years. The Company applied an estimated forfeiture rate of 16.37% to employees’ and 0.00% to directors’ shares based on the historical turnover rates.
Stock Options
Under the terms of the Plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than 10 years after the grant date. The fair market value is the last sale price as quoted on the NASDAQ Stock Market on the date of grant. All stock options granted must vest over at least three years and not more than five years, subject to acceleration of vesting upon a change in control, death, or disability.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. The risk-free interest rate utilized in the model is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is 10 years, the expected term of the stock options is less because option restrictions do not permit recipients to sell or hedge their options. Management believes these restrictions encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees’ vesting behavior; therefore, the expected term of stock options is estimated using the average of the vesting period and contractual term. The Company does not have sufficient historical information about its own stock volatility; therefore the expected volatility is based on an average volatility of peer banks.
No stock options were granted during the three months ended March 31, 2013.
A summary of activity in the stock option portion of the Plan for the three months ended March 31, 2013 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2013	505,665	$16.13	8.77	$3,541
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(20,715)	17.32	—	(165)
Outstanding at March 31, 2013	484,950	$16.08	8.46	$4,462
Fully vested and expected to vest	397,025	$15.95	8.43	$3,703
Exercisable at March 31, 2013	75,539	$14.23	7.88	$835
As of March 31, 2013, the Company had $1.8 million of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.53 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of March 31, 2013.

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

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Earnings:
Net income	$1,933	$803
Basic shares:
Weighted-average common shares outstanding	11,444,211	11,314,571
Less: Average unallocated ESOP shares	(831,588)	(869,676)
Average unvested restricted stock awards	(253,639)	(119,038)
Average shares for basic earnings per share	10,358,984	10,325,857
Net income per common share, basic	$0.19	$0.08
Diluted shares:
Weighted-average common shares outstanding for basic earnings per common share	10,358,984	10,325,857
Add: Dilutive effects of share-based compensation plan	171,389	26,967
Average shares for diluted earnings per share	10,530,373	10,352,824
Net income per common share, diluted	$0.18	$0.08

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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Interest rate lock commitments: Interest rate locks on commitments to originate loans for the held for sale portfolio are reported at fair value in other assets on the consolidated balance sheets with changes in value recorded in current earnings. The estimated fair values of the interest rate lock commitments are based on quoted secondary market pricing, include the fair value of the servicing rights based on the discounted present value of expected future cash flows, and assume an approximate closure rate based on recent historical experience. At March 31, 2013, the fair value of the servicing rights was estimated as 1.02% of the loan balance for loans with a term of 360 months and 0.86% of the loan balance for loans with a term of 180 months. At December 31, 2012, the fair value of the servicing rights was estimated as 0.82% of the loan balance for loans with a term of 360 months and 0.84% of the loan balance for loans with a term of 180 months. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. At March 31, 2013 and December 31, 2012, the estimated closure rate based on historical experience over the preceding two-year period was 73.9% and 72.1%, respectively. Because the closure rate and fair value of servicing rights are significant unobservable assumptions, interest rate lock commitments are included in Level 3 of the hierarchy.
Forward loan sales commitments: Forward loan sales commitments to deliver mortgage loan inventory to investors are reported at fair value as an other asset or an accrued liability in the consolidated balance sheets with changes in value recorded in current earnings. The estimated fair values of forward loan sales commitments are based on quoted secondary market pricing.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013, Using			Total Fair Value at March 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. government sponsored mortgage-backed securities	$—	$238,462	$—	$238,462
U.S. government sponsored collateralized mortgage obligations	—	151,389	—	151,389
U.S. government agency securities	—	4,983	—	4,983
Municipal obligations	—	167	—	167
Other equity securities	—	6,224	—	6,224
Interest rate lock commitments	—	—	296	296
Liabilities:
Forward loan sale commitments	$—	$(3)	$—	$(3)

	Fair Value Measurements at December 31, 2012 Using			Total Fair Value at December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. government sponsored mortgage-backed securities	$—	$199,730	$—	$199,730
U.S. government sponsored collateralized mortgage obligations	—	172,896	—	172,896
U.S. government agency securities	—	5,015	—	5,015
Other equity securities	—	6,268	—	6,268
Interest rate lock commitments	—	—	264	264

A reconciliation and income statement classification of gains and losses for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012 has not been provided since the amounts are not significant.

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
The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Carrying value of impaired loans	$3,715	$7,937
Specific reserve	(317)	(1,056)
Fair Value	$3,398	$6,881
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are classified as Level 3 because they are obtained from independent third-party valuations through an analysis of cash flows and incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, such as the market’s perception of future interest rate movements. At March 31, 2013 and December 31, 2012, the Company’s mortgage servicing rights were recorded at $1.2 million and $1.0 million, respectively.
Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned. Other real estate owned is carried at fair value less estimated selling costs (as determined by independent appraisal) within Level 3 of the fair value hierarchy. At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. The fair value is reviewed periodically and subsequent write-downs are recorded accordingly. The following table represents other real estate owned that was remeasured and reported at fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Carrying value of other real estate owned prior to remeasurement	$337	$7,571
Less: charge-offs recognized in the allowance for loan losses at initial acquisition	(18)	(244)
Less: subsequent write-downs included in net loss on write-down of other real estate owned	—	(1,065)
Less: sales of other real estate owned	(282)	(1,493)
Carrying value of remeasured other real estate owned at end of period	$37	$4,769

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Significant unobservable inputs used in Level 3 fair value measurements for financial assets and nonfinancial assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value (In thousands)	Valuation Techniques	Unobservable Input	Range (Average)
March 31, 2013:
Impaired loans, net of allowance	$3,398	Discounted Cash Flow Analysis	Interest rate	6.3% - 7.0% (6.5%)
			Loan term (in months)	60 - 98 (93)

Mortgage servicing rights	$1,205	Discounted Cash Flow Analysis	Interest rate	2.6% - 8.1% (4.4%)
			Loan term (in months)	72 - 527 (317)

Other real estate owned	$4,525	Third-Party Appraisal	Discount of market value	0% - 19% (4%)
			Estimated marketing costs	4.0% - 8.0% (7%)
			Estimated property maintenance	0% - 2% (0.4%)
December 31, 2012:
Impaired loans, net of allowance	$703	Discounted Cash Flow Analysis	Interest rate	6.3% - 7.0% (6.5%)
			Loan term (in months)	60 - 85 (76)

Mortgage servicing rights	$1,009	Discounted Cash Flow Analysis	Interest rate	2.0% - 8.1% (4.6%)
			Loan term (in months)	72 - 458 (323)

Other real estate owned	$4,769	Third-Party Appraisal	Discount of market value	0% - 19% (4%)
			Estimated marketing costs	4.0% - 8.0% (7%)
			Estimated property maintenance	0% - 2% (0.4%)
There were no transfers between levels during the three months ended March 31, 2013 or the year ended December 31, 2012.
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
The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$17,007	$17,007	$23,853	$23,853
Level 2 inputs:
Securities available for sale	401,225	401,225	383,909	383,909
Other investments	13,620	13,620	12,867	12,867
Loans held for sale	2,136	2,225	8,829	9,094
Accrued interest receivable	3,367	3,367	3,340	3,340
Level 3 inputs:
Loans, net	740,458	751,819	735,271	743,463
Mortgage servicing rights	1,205	1,205	1,009	1,009
Interest rate lock commitments	296	296	264	264
Financial liabilities:
Level 2 inputs:
Federal Home Loan Bank advances	$232,000	$233,494	$207,000	$208,216
Other borrowings	—	—	11,000	11,000
Accrued interest payable	407	407	460	460
Forward loan sales commitments	3	3	—	—
Level 3 inputs:
Deposits	826,723	830,371	816,302	820,551
Repurchase agreements	2,000	2,086	8,000	8,091
Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

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
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations, and to a lesser extent municipal obligations, agency bonds and equity securities. At March 31, 2013, our investment securities portfolio had an amortized cost of $393.4 million.
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
Critical Accounting Policies
There are no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2013.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012
Assets. Total assets increased $19.2 million, or 1.5%, to $1.28 billion at March 31, 2013 from $1.26 billion at December 31, 2012. The increase was primarily the result of increases in securities available for sale of $17.3 million, bank-owned life insurance of $10.3 million, and loans, net of the allowance for loan losses and deferred fees and discounts of $5.2 million, partially offset by decreases in total cash and cash equivalents of $6.9 million and loans held for sale of $6.7 million.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $6.9 million, or 28.7%, to $17.0 million at March 31, 2013 from $23.9 million at December 31, 2012. The decrease in total cash and cash equivalents reflects $98.0 million in cash used to purchase securities classified as available for sale, $96.6 million in cash used to originate loans, $17.0 million in cash used to repay other borrowings, and $10.0 million in cash used to purchase bank-owned life insurance. These decreases were partially offset by $71.3 million in cash received from loan principal repayments, $46.2 million in proceeds from the sales of securities available for sale, $32.1 million in proceeds from principal repayments and maturities of securities, $26.9 million of proceeds from the sales of loans, a $25.0 million net increase in FHLB advances and a $10.4 million increase in deposits. The loans sold during the three months ended March 31, 2013, consisted of one- to four-family residential real estate loans with terms 15 years or greater. These loans were sold in order to manage our interest rate risk.
Loans held for sale. Loans held for sale decreased $6.7 million, or 75.8%, to $2.1 million at March 31, 2013 from $8.8 million at December 31, 2012. The decrease in loans held for sale was primarily related to reduced processing time of loan sales which resulted in $26.3 million in sales partially offset by originations of $19.6 million during the three months ended March 31, 2013.
Securities. Securities classified as available for sale increased $17.3 million, or 4.5%, to $401.2 million at March 31, 2013 from $383.9 million at December 31, 2012. The increase in securities classified as available for sale reflected purchases of $98.0 million of securities during the three months ended March 31, 2013. The increase was partially offset by sales of investment securities of $44.5 million, principal repayments and maturities of $32.1 million, and amortization of net premiums on investments of $934,000. At March 31, 2013, securities classified as available for sale consisted of government sponsored mortgage-backed securities, government sponsored collateralized mortgage obligations, agency bonds, municipal obligations, and other equity securities.
Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, increased $5.2 million, or 0.7%, to $740.5 million at March 31, 2013 from $735.3 million at December 31, 2012.

	March 31, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
One- to four-family	$247,923	$251,756	$(3,833)	(1.5)%
Home equity	20,728	20,863	(135)	(0.6)
Commercial real estate	83,427	84,783	(1,356)	(1.6)
Real estate construction	55,215	52,245	2,970	5.7
Commercial business	62,753	63,390	(637)	(1.0)
Automobile, indirect	229,161	221,907	7,254	3.3
Automobile, direct	28,669	27,433	1,236	4.5
Other consumer	16,164	16,707	(543)	(3.3)
Total loans	744,040	739,084	4,956	0.7
Other items:
Unearned fees and discounts, net	3,340	3,087	253	8.2
Allowance for loan losses	(6,922)	(6,900)	(22)	0.3
Total loans, net	$740,458	$735,271	$5,187	0.7%
Automobile loans (consisting of direct and indirect loans) increased $8.5 million, or 3.4%, to $257.8 million at March 31, 2013 from $249.3 million at December 31, 2012, related primarily to our refocused sales initiatives and competitive rate structure. Real estate construction loans increased $3.0 million, or 5.7%, to $55.2 million at March 31, 2013 from $52.2 million at December 31, 2012, as new construction borrowing demand increased in our market area. One- to four-family residential real estate loans decreased $3.8 million, or 1.5%, to $247.9 million at March 31, 2013 from $251.8 million at December 31, 2012. The decrease in one- to four-family residential real estate loans was primarily due to repayments of $14.1 million, partially offset by originations of $10.3 million. Commercial real estate loans decreased $1.4 million, or 1.6%, to $83.4 million and home equity loans decreased $135,000, or 0.6%, to $20.7 million at March 31, 2013, as these loans are maturing and paying off. Commercial business loans decreased $637,000, or 1.0%, to $62.8 million at March 31, 2013 from $63.4 million at December 31, 2012. The decrease in commercial business loans was primarily due to a $12.2 million decrease in our participating interest in a mortgage warehouse line of credit with another financial institution. This decrease was offset by increases due to $10.0 million of loan originations and $4.9 million of increases in lines of credit, partially offset by loan repayments of $3.3 million during the three months ended March 31, 2013. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while containing the potential for risk of loss.
Allowance for Loan Losses. The allowance for loan losses remained relatively unchanged at $6.9 million at March 31, 2013 and December 31, 2012, reflecting an increase of $22,000, or 0.3%, while total loans increased $4.9 million, or 0.7% to $744.0 million at March 31, 2013 from $739.1 million at December 31, 2012. The allowance for loan losses represented 0.93% of total loans both at March 31, 2013 and December 31, 2012. The increase in the allowance for loan losses was attributable to an increase in specific reserves for loan losses. Included in the allowance for loan losses at March 31, 2013 were specific reserves of $317,000 related to four impaired loans with balances totaling $3.7 million. Impaired loans with balances totaling $18.5 million did not require specific reserves at March 31, 2013. The allowance for loan losses at December 31, 2012 included specific reserves of $278,000 related to three impaired loans with balances totaling $981,000. Impaired loans with balances totaling $19.5 million did not require specific reserves at December 31, 2012. The balance of unimpaired loans increased $3.2 million, or 0.4%, to $721.8 million at March 31, 2013 from $718.6 million at December 31, 2012. The allowance for loan losses related to unimpaired loans remained unchanged at $6.6 million at March 31, 2013 and December 31, 2012.
The significant changes in the amount of the allowance for loan losses during the three months ended March 31, 2013 related to: (i) a $168,000 increase in the allowance for loan losses attributable to impaired real estate construction loans resulting from a specific reserve on one loan that was identified as impaired during the three months ended March 31, 2013 and (ii) a $129,000 decrease in the allowance for loan losses attributable to impaired commercial business loans resulting from a decrease in the specific reserve on one impaired loan. The decrease in the specific reserve reflected an increase in anticipated cash flow due to improvements in the borrower’s financial standing during the three months ended March 31, 2013. Management also considered local economic factors and unemployment as well as the higher risk profile of real estate construction and commercial business loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Bank-Owned Life Insurance. Bank-owned life insurance increased $10.3 million, or 32.1%, to $42.5 million at March 31, 2013 from $32.2 million at December 31, 2012. The increase in bank-owned life insurance is primarily due to purchases of $10.0 million of life insurance policies on certain key employees to help offset costs associated with the Company’s compensation and benefits programs and to generate competitive investment yields.
Deposits. Deposits increased $10.4 million, or 1.3%, to $826.7 million at March 31, 2013 from $816.3 million at December 31, 2012.

	March 31, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
Noninterest-bearing demand	$53,504	$47,331	$6,173	13.0%
Interest-bearing demand	148,068	139,976	8,092	5.8
Savings	106,753	105,946	807	0.8
Money market	225,974	229,537	(3,563)	(1.6)
Certificates of deposit	292,424	293,512	(1,088)	(0.4)
Total deposits	$826,723	$816,302	$10,421	1.3%
The increase in deposits was primarily attributable to increases in interest-bearing demand deposits of $8.1 million, non-interest bearing demand deposits of $6.2 million, and savings deposits of $807,000, partially offset by a decrease in money market deposits of $3.6 million and certificates of deposits of $1.1 million. The increase in demand deposits was primarily due to increases in the average balances in our consumer deposit accounts. The decrease in certificates of deposits resulted from certificates of deposit that matured and were not renewed.

Borrowings. Federal Home Loan Bank advances increased $25.0 million, or 12.1%, to $232.0 million at March 31, 2013 from $207.0 million at December 31, 2012. The increase in Federal Home Loan Bank advances was attributable to advances of $105.0 million, partially offset by scheduled maturities of $80.0 million during the three months ended March 31, 2013. Other borrowings decreased $17.0 million, or 89.5%, to $2.0 million at March 31, 2013 from $19.0 million at December 31, 2012, due to the repayment of $11.0 million of overnight borrowings and the maturity and repayment of $6.0 million of repurchase agreements.
Stockholders’ Equity. At March 31, 2013, our stockholders’ equity was $206.1 million, an increase of $513,000, or 0.2%, from $205.6 million at December 31, 2012.

	March 31, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
Common stock	$114	$114	$—	—%
Additional paid-in capital	107,225	106,684	541	0.5%
Unallocated ESOP shares	(8,284)	(8,379)	95	(1.1)%
Retained earnings	103,810	101,877	1,933	1.9%
Accumulated other comprehensive income	3,226	5,282	(2,056)	(38.9)%
Total stockholders’ equity	$206,091	$205,578	$513	0.2%
This increase was primarily attributable to net income of $1.9 million for the three months ended March 31, 2013, share-based compensation expense of $395,000, and ESOP compensation expense of $242,000. These increases were partially offset by other comprehensive losses of $2.1 million primarily due to the sale of $44.5 million in investment securities that resulted in a realized gain of $1.7 million for the three months ended March 31, 2013.
Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012
General. Net income increased $1.1 million, or 140.7%, to $1.9 million for the three months ended March 31, 2013 from $803,000 for the prior year period. The increase in net income for the three months ended March 31, 2013 reflected an increase in noninterest income of $2.4 million and a decrease in the provision for loan losses of $900,000, partially offset by a decrease in net interest income of $995,000, an increase in income tax expense of $708,000, and an increase in noninterest expense of $445,000.
Interest Income. Interest income decreased $2.0 million, or 15.3%, to $11.1 million for the three months ended March 31, 2013 from $13.1 million for the three months ended March 31, 2012. The decrease resulted primarily from a decrease in the average yield on interest-earning assets of 35 basis points to 3.83% for the three months ended March 31, 2013 from 4.18% for the three months ended March 31, 2012. The decrease in our average yield on interest-earning assets during the three months ended March 31, 2013 as compared to the prior year period was due to the purchase of investment securities and the origination of new loans at lower current market rates. In addition, the average balance of interest-earning assets decreased $93.8 million, or 7.5%, to $1.16 billion for the three months ended March 31, 2013 from $1.25 billion for the three months ended March 31, 2012.

	Three months ended March 31,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Interest income:
Loans, including fees	$8,901	$9,673	$(772)	(8.0)%
Securities—taxable	2,163	3,383	(1,220)	(36.1)
Total interest income	$11,064	$13,056	$(1,992)	(15.3)%
The decrease in interest income on loans of $772,000 resulted primarily from a decrease in the average yield on our loan portfolio of 72 basis points to 4.77% for the three months ended March 31, 2013 from 5.49% for the three months ended March 31, 2012, partially offset by an increase in the average balance of loans of $42.1 million, or 6.0%, to $746.7 million for the three months ended March 31, 2013 from $704.6 million for the three months ended March 31, 2012.

The decrease in interest income on investment securities of $1.2 million resulted primarily from a $131.0 million, or 25.1%, decrease in the average balance of our securities portfolio to $391.3 million for the three months ended March 31, 2013 from $522.3 million for the three months ended March 31, 2012, primarily due to sales, principal repayments and maturities of securities. In addition to the decrease in the average balance of our securities portfolio was a decrease in the average yield on our securities portfolio of 38 basis points to 2.19% for the three months ended March 31, 2013 from 2.57% for the three months ended March 31, 2012.
Interest Expense. Interest expense decreased by $997,000, or 32.4%, to $2.1 million for the three months ended March 31, 2013 from $3.1 million for the three months ended March 31, 2012.

	Three months ended March 31,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Interest expense:
Deposits	$1,457	$1,672	$(215)	(12.9)%
Borrowed funds	623	1,405	(782)	(55.7)
Total interest expense	$2,080	$3,077	$(997)	(32.4)%
The decrease in interest expense on deposits of $215,000 resulted primarily from a decrease in the average rate we paid on deposits of 11 basis points to 0.76% for the three months ended March 31, 2013 from 0.87% for the three months ended March 31, 2012, as we were able to reprice our deposits lower as market interest rates declined. The average balance of interest-bearing deposits decreased $7.1 million, or 0.9%, to $763.2 million for the three months ended March 31, 2013 from $770.3 million for the three months ended March 31, 2012. The decrease in the average balance of our interest-bearing deposits was primarily due to decreases in the average balances of our savings accounts and certificates of deposit, partially offset by increases in the average balances of our interest-bearing demand accounts and money market accounts.
Interest expense on certificates of deposit decreased $185,000, or 12.7%, to $1.3 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012. The average balance of certificates of deposit decreased $21.5 million, or 6.8%, to $293.2 million for the three months ended March 31, 2013 from $314.7 million for the three months ended March 31, 2012. In addition, the average rate paid on certificates of deposit decreased 11 basis points to 1.74% for the three months ended March 31, 2013 from 1.85% for the three months ended March 31, 2012, reflecting the continuing low market interest rate environment.
The decrease in interest expense on borrowed funds of $782,000 resulted primarily from a decrease of $90.0 million, or 27.8%, in the average balance of borrowed funds to $233.3 million for the three months ended March 31, 2013 from $323.3 million for the three months ended March 31, 2012. In addition, the average rate paid on borrowed funds decreased 67 basis points to 1.07% for the three months ended March 31, 2013 from 1.74% for the three months ended March 31, 2012.
Net Interest Income. Net interest income decreased by $995,000, or 10.0%, to $9.0 million for the three months ended March 31, 2013 from $10.0 million for the prior year period. Our net interest margin decreased 9 basis points to 3.11% for the three months ended March 31, 2013 from 3.20% for the three months ended March 31, 2012. Our interest rate spread decreased 5 basis points to 3.00% for the three months ended March 31, 2013 from 3.05% for the three months ended March 31, 2012. These decreases in the net interest margin and the interest rate spread resulted primarily from a decrease in the average yield on interest-earning assets.
Provision for Loan Losses. We recorded a provision for loan losses of $500,000 for the three months ended March 31, 2013 compared to a provision for loan losses of $1.4 million for the three months ended March 31, 2012. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions, and other factors is performed at each balance sheet date. Net charge-offs decreased $1.1 million, to $478,000 for the three months ended March 31, 2013 from $1.6 million for the three months ended March 31, 2012. Annualized net charge-offs as a percentage of average loans outstanding was 0.26% for the three months ended March 31, 2013 compared to 0.89% for the three months ended March 31, 2012. The allowance for loan losses to total loans receivable decreased to 0.93% at March 31, 2013 from 1.08% at March 31, 2012. Total substandard loans decreased $1.5 million, or 6.8%, to $21.3 million at March 31, 2013 from $22.8 million at March 31, 2012. Total impaired loans decreased $3.3 million, or 12.9%, to $22.2 million at March 31, 2013 from $25.5 million at March 31, 2012. Total loans increased $27.6 million, or 3.9%, to $744.0 million at March 31, 2013 from $716.4 million at March 31, 2012.

Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either March 31, 2013 or March 31, 2012. At March 31, 2013, non-performing loans totaled $8.4 million, or 1.13%, of total loans, compared to $10.2 million, or 1.43%, of total loans, at March 31, 2012. The allowance for loan losses as a percentage of non-performing loans increased to 82.49% at March 31, 2013 from 75.50% at March 31, 2012.
Noninterest Income. Noninterest income increased $2.4 million, or 68.3%, to $5.9 million for the three months ended March 31, 2013 from $3.5 million for the three months ended March 31, 2012.

	Three months ended March 31,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$2,218	$2,312	$(94)	(4.1)%
Net gains on sales of loans	786	319	467	146.4
Net gains on sales of securities available for sale	1,701	—	1,701	100.0
Net gains on sales of premises and equipment	344	—	344	100.0
Net (losses) gains on sales of repossessed assets	(30)	94	(124)	(131.9)
Commissions	308	403	(95)	(23.6)
Increase in cash surrender value of bank-owned life insurance	316	219	97	44.3
Other income	219	137	82	59.9
Total noninterest income	$5,862	$3,484	$2,378	68.3%
The increase in noninterest income was primarily attributable to a $1.7 million increase in net gains on the sales of investments, a $467,000 increase in net gains on the sales of loans, and a $344,000 increase in net gains on the sales of premises and equipment, partially offset by a $124,000 decrease in net gains on sales of repossessed assets. The increase in gains on sales of investment securities is attributable to proceeds from sales of investment securities of $46.2 million in the first quarter of 2013. No sales of investment securities occurred during the first quarter of 2012. The increase in gains on sales of loans resulted primarily from increased sales of mortgage loans as the Company began selling a portion of its fixed-rate one- to four-family residential real estate loans with terms of 15 to 25 years during the second half of 2012. The increase in gains on sales of premises and equipment resulted primarily from the sale of land adjacent to one of our branch locations during the quarter ended March 31, 2013. The decrease in net gains on sales of repossessed assets was due primarily to a $25,000 net loss on the sale of repossessed vehicles for the three months ended March 31, 2013 compared to a $52,000 net gain on the sale of three other real estate owned properties for the three months ended March 31, 2012.

Noninterest Expense. Noninterest expense increased $445,000, or 4.1%, to $11.3 million for the three months ended March 31, 2013 from $10.9 million for the three months ended March 31, 2012.

	Three months ended March 31,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$6,757	$6,127	$630	10.3%
Software and equipment maintenance	610	620	(10)	(1.6)
Depreciation of furniture, software, and equipment	413	445	(32)	(7.2)
FDIC insurance	190	211	(21)	(10.0)
Net loss on write-down of other real estate owned	—	240	(240)	(100.0)
Real estate owned (income) expense	(20)	30	(50)	(166.7)
Service fees	114	129	(15)	(11.6)
Communications costs	224	268	(44)	(16.4)
Other operations expense	761	744	17	2.3
Occupancy	980	978	2	0.2
Professional and outside services	1,038	896	142	15.8
Loan servicing	111	74	37	50.0
Marketing	150	121	29	24.0
Total noninterest expense	$11,328	$10,883	$445	4.1%
The increase was primarily attributable to a $630,000 increase in salaries and benefits expense and a $142,000 increase in professional and outside services expense, partially offset by a $240,000 decrease in net loss on the write-down of other real estate owned. The increase in salaries and benefits expense was due primarily to a $272,000 increase in salaries expense due in part to annual salary increases implemented at the beginning of 2013, a $134,000 increase in health insurance expense due to unfavorable medical claims experience, and a $126,000 increase in equity incentive plan expenses. In addition, salaries expense for the first quarter of 2013 included $120,000 of severance payments as we trimmed our workforce in response to earnings pressures resulting from the current challenging regulatory and rate environment. The increase in professional and outside services resulted primarily from expenses related to our equity incentive plan attributable to our outside directors and consulting fees. The decrease in the net loss on write-down of other real estate owned expense resulted primarily from four properties that were written down for a total of $240,000 during the quarter ended March 31, 2012 while none of our other real estate owned properties were written down during the quarter ended March 31, 2013.
Income Tax Expense. During the three months ended March 31, 2013, we recognized income tax expense of $1.1 million, reflecting an effective tax rate of 35.95%, compared to income tax expense of $377,000, reflecting an effective tax rate of 31.95%, for the three months ended March 31, 2012. The increase in the effective tax rate was primarily due to an increase in nondeductible expenses.
Analysis of Net Interest Income — Three Months Ended March 31, 2013 and 2012
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$746,674	$8,901	4.77%	$704,648	$9,673	5.49%
Investment securities available for sale	391,258	2,141	2.19	522,257	3,358	2.57
Cash and cash equivalents	4,322	4	0.37	8,329	6	0.29
Other	13,201	18	0.55	14,006	19	0.54
Total interest-earning assets	1,155,455	11,064	3.83	1,249,240	13,056	4.18
Noninterest-earning assets	107,159			93,272
Total assets	$1,262,614			$1,342,512
Interest-bearing liabilities:
Interest-bearing demand	$137,507	$31	0.09%	$132,352	$31	0.09%
Savings accounts	103,873	11	0.04	168,945	68	0.16
Money market accounts	228,617	141	0.25	154,276	114	0.30
Certificates of deposit	293,204	1,274	1.74	314,709	1,459	1.85
Total interest-bearing deposits	763,201	1,457	0.76	770,282	1,672	0.87
Federal Home Loan Bank advances	222,278	599	1.08	260,846	670	1.03
Other secured borrowings	11,053	24	0.87	62,473	735	4.71
Total interest-bearing liabilities	996,532	2,080	0.83	1,093,601	3,077	1.13
Noninterest-bearing liabilities(2)	60,003			48,778
Total liabilities	1,056,535			1,142,379
Equity	206,079			200,133
Total liabilities and equity	$1,262,614			$1,342,512
Net interest income		$8,984			$9,979
Interest rate spread (3)			3.00%			3.05%
Net interest-earning assets (4)	$158,923			$155,639
Net interest margin (5)			3.11%			3.20%
Average interest-earning assets to interest-bearing liabilities	115.95%			114.23%
_______________________

(1)	Annualized.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$577	$(1,349)	$(772)
Investment securities available for sale	(843)	(374)	(1,217)
Cash and cash equivalents	(3)	1	(2)
Other	(1)	—	(1)
Total interest-earning assets	$(270)	$(1,722)	$(1,992)
Interest-bearing liabilities:
Interest-bearing demand	$1	$(1)	$—
Savings accounts	(26)	(31)	(57)
Money market accounts	55	(28)	27
Certificates of deposit	(100)	(85)	(185)
Total interest-bearing deposits	(70)	(145)	(215)
Federal Home Loan Bank advances	(99)	28	(71)
Other secured borrowings	(605)	(106)	(711)
Total interest-bearing liabilities	$(774)	$(223)	$(997)
Change in net interest income	$504	$(1,499)	$(995)
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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $17.0 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $401.2 million at March 31, 2013. On that date, we had $232.0 million in Federal Home Loan Bank advances, with the ability to borrow an additional $332.7 million.
Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At March 31, 2013, we had $64.5 million in commitments to extend credit. Included in these commitments to extend credit were $56.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2013 totaled $176.6 million, or 21.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on unfavorable market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Generally, our primary investing activity is originating loans. During the three months ended March 31, 2013, we originated $96.6 million of loans. In addition, we purchased $98.0 million of securities classified as available for sale during the three months ended March 31, 2013.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances and other borrowings. Total deposits increased $10.4 million for the three months ended March 31, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we may utilize our borrowing agreements with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances increased by $25.0 million for the three months ended March 31, 2013. At March 31, 2013, we had the ability to borrow up to $564.9 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $55.0 million in federal funds lines with other financial institutions at March 31, 2013. We also have a line of credit with the Federal Reserve Bank of Dallas, which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At March 31, 2013, the borrowing limit for this line of credit was $253.4 million.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at March 31, 2013 and December 31, 2012.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated as of March 31, 2013
Total risk-based capital to risk-weighted assets	$206,317	25.22%	$65,457	8.00%	$81,821	10.00%
Tier I risk-based capital to risk-weighted assets	199,023	24.32%	32,728	4.00%	49,093	6.00%
Tier I (Core) capital to adjusted total assets	199,023	15.64%	50,909	4.00%	63,637	5.00%
OmniAmerican Bank as of March 31, 2013
Total risk-based capital to risk-weighted assets	$188,554	23.04%	$65,462	8.00%	$81,828	10.00%
Tier I risk-based capital to risk-weighted assets	181,261	22.15%	32,731	4.00%	49,097	6.00%
Tier I (Core) capital to adjusted total assets	181,261	14.24%	50,912	4.00%	63,640	5.00%
Consolidated as of December 31, 2012
Total risk-based capital to risk-weighted assets	$203,734	25.47%	$63,997	8.00%	$79,996	10.00%
Tier I risk-based capital to risk-weighted assets	196,435	24.56%	31,998	4.00%	47,998	6.00%
Tier I (Core) capital to adjusted total assets	196,435	15.67%	50,140	4.00%	62,674	5.00%
OmniAmerican Bank as of December 31, 2012
Total risk-based capital to risk-weighted assets	$185,856	23.23%	$64,003	8.00%	$80,004	10.00%
Tier I risk-based capital to risk-weighted assets	178,557	22.32%	32,002	4.00%	48,002	6.00%
Tier I (Core) capital to adjusted total assets	178,557	14.24%	50,143	4.00%	62,678	5.00%
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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at March 31, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$120,333	$102,000	$11,667	$—	$234,000
Operating leases	574	993	874	1,244	3,685
Certificates of deposit	176,551	93,840	22,033	—	292,424
Total contractual obligations	$297,458	$196,833	$34,574	$1,244	$530,109
Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$7,854	$—	$—	$—	$7,854
Unused lines of credit (2)	—	—	—	—	56,602
Total loan commitments	$7,854	$—	$—	$—	$64,456
Total contractual obligations and loan commitments	$305,312	$196,833	$34,574	$1,244	$594,565
_______________________

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

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

The table below sets forth, as of March 31, 2013, our calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at March 31, 2013:

At March 31, 2013
				NPV as a Percentage of
				Present Value of Assets(3)		Net Interest Income
							Increase (Decrease) in
Change in		Estimated Increase			Increase	Estimated	Estimated Net Interest
Interest Rates	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)
+300	$241,777	$10,159	4.39%	18.42%	92	$40,995	$1,215	3.05%
+200	240,354	8,736	3.77%	18.23%	73	40,920	1,140	2.87%
+100	236,714	5,096	2.20%	17.91%	41	40,952	1,172	2.95%
—	231,618	—	—	17.50%	—	39,780	—	—
-100	223,248	(8,370)	(3.61)%	16.91%	(59)	34,711	(5,069)	(12.74)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at March 31, 2013, in the event of a 200 basis point increase in interest rates, we would experience a 3.77% increase in NPV. In the event of a 100 basis point decrease in interest rates, we would experience a 3.61% decrease in NPV.
Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates. As of March 31, 2013, using our internal interest rate risk model, we estimated that our net interest income for the three months ended March 31, 2013 would increase by 2.87% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 12.74% in the event of an instantaneous 100 basis point decrease in market interest rates.
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

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in legal actions that are considered ordinary routine litigation incidental to the business of the Company. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a materially adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 11, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2013.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Cost Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (2)
January 1, 2013 through January 31, 2013	33	$24.65	—	411,469
February 1, 2013 through February 28, 2013	—	—	—	411,469
March 1, 2013 through March 31, 2013	—	—	—	411,469
Total	33	$24.65	—	411,469
______________________

(1)
Consists of 33 shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under our 2011 Executive Stock Incentive Plan. The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

(2)
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

OMNIAMERICAN BANCORP, INC.
(Registrant)

Date: May 3, 2013	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: May 3, 2013	/s/ Deborah B. Wilkinson
Deborah B. Wilkinson
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Tim Carter, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

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