Form 10-Q
period 2013-06-30
OmniAmerican Bancorp, Inc.
filed 2013-08-02
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
There were 11,456,689 shares of Common Stock, par value $0.01 per share, issued and outstanding as of August 2, 2013.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$13,904	$21,931
Short-term interest-earning deposits in other financial institutions	7,531	1,922
Total cash and cash equivalents	21,435	23,853
Investments:
Securities available for sale (Amortized cost of $376,509 on June 30, 2013 and $372,940 on December 31, 2012)	376,413	383,909
Other	14,389	12,867
Loans held for sale	385	8,829
Loans, net of deferred fees and discounts	808,099	742,171
Less allowance for loan losses	(7,082)	(6,900)
Loans, net	801,017	735,271
Premises and equipment, net	42,117	43,126
Bank-owned life insurance	42,866	32,183
Other real estate owned	4,227	4,769
Mortgage servicing rights	1,315	1,009
Deferred tax asset, net	4,772	1,039
Accrued interest receivable	3,374	3,340
Other assets	3,392	7,154
Total assets	$1,315,702	$1,257,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$58,121	$47,331
Interest-bearing	760,191	768,971
Total deposits	818,312	816,302
Federal Home Loan Bank advances	280,333	207,000
Other borrowings	2,000	19,000
Accrued expenses and other liabilities	12,692	9,469
Total liabilities	1,113,337	1,051,771
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,452,552 shares issued and outstanding at June 30, 2013 and 11,444,800 shares issued and outstanding at December 31, 2012	114	114
Additional paid-in capital	107,977	106,684
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 818,892 shares at June 30, 2013 and 837,936 shares at December 31, 2012	(8,189)	(8,379)
Retained earnings	104,484	101,877
Accumulated other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale, net of income taxes	(63)	7,240
Unrealized loss on pension plan, net of income taxes	(1,958)	(1,958)
Total accumulated other comprehensive (loss) income	(2,021)	5,282
Total stockholders’ equity	202,365	205,578
Total liabilities and stockholders’ equity	$1,315,702	$1,257,349

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$9,265	$9,713	$18,166	$19,386
Securities — taxable	2,115	3,206	4,278	6,589
Securities — nontaxable	1	—	1	—
Total interest income	11,381	12,919	22,445	25,975
Interest expense:
Deposits	1,390	1,579	2,847	3,251
Borrowed funds	563	1,445	1,186	2,850
Total interest expense	1,953	3,024	4,033	6,101
Net interest income	9,428	9,895	18,412	19,874
Provision for loan losses	1,100	—	1,600	1,400
Net interest income after provision for loan losses	8,328	9,895	16,812	18,474
Noninterest income:
Service charges and other fees	2,228	1,966	4,446	4,278
Net gains on sales of loans	236	501	1,022	820
Net gains on sales of securities available for sale (reclassified from unrealized gains (losses) on available-for-sale securities in accumulated other comprehensive income)	—	98	1,701	98
Net gains on disposition of premises and equipment	—	1	344	1
Net gains (losses) on sales of repossessed assets	27	(68)	(3)	26
Commissions	297	336	605	739
Increase in cash surrender value of bank-owned life insurance	367	318	683	537
Other income	228	188	447	325
Total noninterest income	3,383	3,340	9,245	6,824
Noninterest expense:
Salaries and benefits	6,040	6,040	12,797	12,167
Software and equipment maintenance	696	598	1,306	1,218
Depreciation of furniture, software, and equipment	415	444	828	889
FDIC insurance	139	213	329	424
Net loss on write-down of other real estate owned	22	492	22	732
Real estate owned (income) expense	(15)	58	(35)	88
Service fees	126	108	240	237
Communications costs	249	271	473	539
Other operations expense	805	819	1,566	1,563
Occupancy	945	936	1,925	1,914
Professional and outside services	1,002	960	2,040	1,856
Loan servicing	121	87	232	161
Marketing	158	97	308	218
Total noninterest expense	10,703	11,123	22,031	22,006
Income before income tax expense	1,008	2,112	4,026	3,292
Income tax expense (includes income tax expense from items reclassified from accumulated other comprehensive income of $0 and $33 for the three months ended June 30, 2013 and 2012, respectively, and $578 and $33 for the six months ended June 30, 2013 and 2012, respectively)	334	672	1,419	1,049
Net income	$674	$1,440	$2,607	$2,243
Earnings per share:
Basic	$0.06	$0.14	$0.25	$0.22
Diluted	$0.06	$0.14	$0.25	$0.22
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$674	$1,440	$2,607	$2,243

Change in unrealized (losses) gains on securities available for sale	(7,949)	206	(9,364)	832
Reclassification of amount realized through sale of securities	—	(98)	(1,701)	(98)
Income tax effect	2,703	(37)	3,762	(249)
Other comprehensive (loss) income, net of income tax	(5,246)	71	(7,303)	485
Comprehensive (loss) income	$(4,572)	$1,511	$(4,696)	$2,728
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2013	$114	$106,684	$(8,379)	$101,877	$5,282	$205,578
ESOP shares allocated, 19,044 shares	—	271	190	—	—	461
Stock purchased and retired at cost, 6,891 shares	—	(13)	—	—	—	(13)
Share-based compensation expense	—	894	—	—	—	894
Tax benefit from the exercise of stock options and the vesting of restricted stock	—	88	—	—	—	88
Stock options exercised, 14,206 shares	—	53	—	—	—	53
Net income	—	—	—	2,607	—	2,607
Other comprehensive loss	—	—	—	—	(7,303)	(7,303)
Balances at June 30, 2013	$114	$107,977	$(8,189)	$104,484	$(2,021)	$202,365
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,607	$2,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,699	1,735
Provision for loan losses	1,600	1,400
Amortization of net premium on investments	1,788	2,412
Amortization and impairment of mortgage servicing rights	(16)	338
Net gains on sales of securities available for sale	(1,701)	(98)
Net gains on sales of loans	(1,022)	(820)
Proceeds from sales of loans held for sale	43,859	20,597
Loans originated for sale	(34,468)	(21,197)
Net loss on write-downs of other real estate owned	22	732
Net gains on disposition of premises and equipment	(344)	(1)
Net losses (gains) on sales of repossessed assets	3	(26)
Increase in cash surrender value of bank-owned life insurance	(683)	(537)
Federal Home Loan Bank stock dividends	(21)	(22)
ESOP compensation expense	461	365
Share-based compensation	894	610
Excess tax benefit from share-based compensation	(88)	(58)
Changes in operating assets and liabilities:
Accrued interest receivable	(34)	355
Other assets	3,584	786
Accrued interest payable and other liabilities	3,223	978
Net cash provided by operating activities	21,363	9,792
Cash flows from investing activities:
Securities available for sale:
Purchases	(110,214)	(31,076)
Proceeds from sales	46,212	26,566
Proceeds from maturities, calls, and principal repayments	60,346	64,833
Purchases of other investments	(2,620)	(796)
Redemptions of other investments	1,119	6
Purchase of bank-owned life insurance	(10,000)	(10,000)
Net increase in loans held for investment	(68,942)	(65,897)
Purchases of premises and equipment	(1,026)	(492)
Proceeds from sales of premises and equipment	680	1
Proceeds from sales of foreclosed assets	1,497	1,435
Proceeds from sales of other real estate owned	696	1,124
Net cash used in investing activities	(82,252)	(14,296)
Cash flows from financing activities:
Net increase in deposits	2,010	6,748
Net increase (decrease) in Federal Home Loan Bank advances	73,333	(7,500)
Net (decrease) increase in other borrowings	(17,000)	4,500
Proceeds from stock options exercised	53	102
Excess tax benefit from share-based compensation	88	58
Purchase of common stock	(13)	(893)
Net cash provided by financing activities	58,471	3,015
Net decrease in cash and cash equivalents	(2,418)	(1,489)
Cash and cash equivalents, beginning of period	23,853	21,158
Cash and cash equivalents, end of period	$21,435	$19,669
Supplemental cash flow information:
Interest paid	$4,127	$6,116
Income tax paid, net of refunds	$1,300	$865
Non-cash transactions:
Loans transferred to other real estate owned	$184	$1,693
Loans transferred to foreclosed assets	$1,412	$1,469
Loans transferred to other investments	$—	$631
Change in unrealized gains on securities available for sale	$(11,065)	$734
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2013. In management’s opinion, the interim data as of June 30, 2013 and for the three- and six- month periods ended June 30, 2013 and 2012, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank, the Company’s wholly-owned subsidiary.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 3 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of June 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013
U. S. government sponsored mortgage-backed securities	$221,704	$2,405	$(3,919)	$220,190
U. S. government sponsored collateralized mortgage obligations	143,628	2,306	(617)	145,317
Agency bonds	5,000	—	(279)	4,721
Municipal obligations	177	—	(13)	164
Other equity securities	6,000	21	—	6,021
Total investment securities available for sale	$376,509	$4,732	$(4,828)	$376,413
December 31, 2012
U. S. government sponsored mortgage-backed securities	$192,894	$6,843	$(7)	$199,730
U. S. government sponsored collateralized mortgage obligations	169,046	3,871	(21)	172,896
Agency bonds	5,000	15	—	5,015
Other equity securities	6,000	268	—	6,268
Total investment securities available for sale	$372,940	$10,997	$(28)	$383,909
Investment securities available for sale with gross unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2013
U. S. government sponsored mortgage-backed securities	$137,107	$(3,919)	$—	$—	$137,107	$(3,919)
U. S. government sponsored collateralized mortgage obligations	27,421	(613)	1,488	(4)	28,909	(617)
Agency bonds	4,721	(279)	—	—	4,721	(279)
Municipal obligations	164	(13)	—	—	164	(13)
	$169,413	$(4,824)	$1,488	$(4)	$170,901	$(4,828)
December 31, 2012
U. S. government sponsored mortgage-backed securities	$4,708	$(7)	$—	$—	$4,708	$(7)
U. S. government sponsored collateralized mortgage obligations	9,467	(21)	—	—	9,467	(21)
	$14,175	$(28)	$—	$—	$14,175	$(28)
At June 30, 2013, the Company owned 182 investment securities of which 67 had unrealized losses. At December 31, 2012, the Company owned 170 investment securities of which seven had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on June 30, 2013 and December 31, 2012, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
The amortized cost and fair value of securities available for sale by contractual maturity at June 30, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due from one to five years	1,105	1,161
Due from five to ten years	22,048	21,328
Due after ten years	347,356	347,903
Equity securities	6,000	6,021
Total	$376,509	$376,413
Investment securities with an amortized cost of $348.2 million and $332.2 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with a fair value of $2.5 million and $9.0 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure repurchase agreements which are included in other borrowings.
Sales activity of securities available for sale for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Proceeds from sales of investment securities	$—	$26,566	$46,212	$26,566
Gross gains from sales of investment securities	—	98	1,701	98
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	June 30, 2013	December 31, 2012
	(In thousands)
Residential real estate loans:
One- to four-family	$249,516	$251,756
Home equity	20,230	20,863
Total residential real estate loans	269,746	272,619
Commercial loans:
Commercial real estate	88,159	84,783
Real estate construction	59,500	52,245
Commercial business	87,056	63,390
Total commercial loans	234,715	200,418
Consumer loans:
Automobile, indirect	252,422	221,907
Automobile, direct	30,777	27,433
Other consumer	16,071	16,707
Total consumer loans	299,270	266,047
Total loans	803,731	739,084
Plus (less):
Deferred fees and discounts	4,368	3,087
Allowance for loan losses	(7,082)	(6,900)
Total loans receivable, net	$801,017	$735,271

The Company originates one- to four-family residential real estate loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“FNMA”). Residential real estate loans serviced for FNMA are not included as assets on the consolidated balance sheets. The following table presents loans sold and serviced as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Principal balances of the loans sold and serviced for FNMA	$181,694	$157,953
Mortgage servicing rights associated with the mortgage loans serviced for FNMA	1,315	1,009

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents loans identified as impaired by class of loans as of June 30, 2013 and December 31, 2012:

	Recorded Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Interest Income Recognized
	(In thousands)
June 30, 2013:
With no related allowance recorded:
One- to four-family	$7,731	$7,731	$—	$7,224	$125
Home equity	1	1	—	12	—
Commercial real estate	5,934	5,934	—	6,090	16
Real estate construction	2,907	2,907	—	4,147	34
Commercial business	668	668	—	782	10
Automobile, indirect	718	718	—	697	10
Automobile, direct	36	36	—	41	1
Other consumer	—	—	—	7	—
Impaired loans with no related allowance recorded	17,995	17,995	—	19,000	196
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—
Commercial business	1,207	1,207	294	1,019	5
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	1,207	1,207	294	1,019	5
Total	$19,202	$19,202	$294	$20,019	$201

December 31, 2012:
With no related allowance recorded:
One- to four-family	$6,995	$6,995	$—	$7,781	$285
Home equity	32	32	—	50	2
Commercial real estate	6,263	6,263	—	6,965	133
Real estate construction	4,707	4,707	—	6,093	122
Commercial business	807	807	—	1,301	35
Automobile, indirect	606	606	—	523	20
Automobile, direct	51	51	—	63	5
Other consumer	3	3	—	4	—
Impaired loans with no related allowance recorded	19,464	19,464	—	22,780	602
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—
Commercial business	981	981	278	1,124	14
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	981	981	278	1,124	14
Total	$20,445	$20,445	$278	$23,904	$616

For the six months ended June 30, 2012, the average recorded investment in impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired were $26.1 million and $310,000, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

As of June 30, 2013, $130,000 of additional funds were committed to be advanced in connection with impaired loans. As of December 31, 2012, no additional funds were committed to be advanced in connection with impaired loans.
The following table presents the recorded investment in non-accrual loans by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Residential real estate loans:
One- to four-family	$2,193	$1,026
Home equity	1	—
Commercial loans:
Commercial real estate	5,313	5,444
Commercial business	1,214	1,245
Consumer loans:
Automobile, indirect	303	143
Automobile, direct	8	—
Total	$9,032	$7,858
There were no loans greater than 90 days past due that continued to accrue interest at June 30, 2013 or December 31, 2012.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
June 30, 2013:
Residential real estate loans:
One- to four-family	$—	$412	$2,068	$2,480	$247,036	$249,516
Home equity	—	—	1	1	20,229	20,230
Commercial loans:
Commercial real estate	—	—	3,631	3,631	84,528	88,159
Real estate construction	—	—	—	—	59,500	59,500
Commercial business	87	—	—	87	86,969	87,056
Consumer loans:
Automobile, indirect	1,422	455	303	2,180	250,242	252,422
Automobile, direct	50	3	8	61	30,716	30,777
Other consumer	60	25	—	85	15,986	16,071
Total loans	$1,619	$895	$6,011	$8,525	$795,206	$803,731

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
December 31, 2012:
Residential real estate loans:
One- to four-family	$3,717	$1,487	$897	$6,101	$245,655	$251,756
Home equity	260	36	—	296	20,567	20,863
Commercial loans:
Commercial real estate	224	27	3,730	3,981	80,802	84,783
Real estate construction	—	—	—	—	52,245	52,245
Commercial business	18	—	—	18	63,372	63,390
Consumer loans:
Automobile, indirect	1,176	346	144	1,666	220,241	221,907
Automobile, direct	22	30	—	52	27,381	27,433
Other consumer	62	19	—	81	16,626	16,707
Total loans	$5,479	$1,945	$4,771	$12,195	$726,889	$739,084
Our methodology for evaluating the adequacy of the allowance for loan losses consists of:

•	a specific loss component which is the allowance for impaired loans; and

•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss.
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
Loans not meeting the criteria described above are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of June 30, 2013 and December 31, 2012:

	Commercial Real Estate	Real Estate Construction	Commercial Business	One- to Four- Family	Home Equity	Total
	(In thousands)
June 30, 2013:
Pass	$79,608	$56,360	$82,522	$14,320	$1,500	$234,310
Special Mention	—	—	1,858	—	—	1,858
Substandard	8,551	3,140	2,676	3,217	—	17,584
Doubtful	—	—	—	—	—	—
	$88,159	$59,500	$87,056	$17,537	$1,500	$253,752
December 31, 2012:
Pass	$75,698	$47,299	$58,488	$12,191	$—	$193,676
Special Mention	—	—	2,264	—	—	2,264
Substandard	9,085	4,946	2,638	3,250	—	19,919
Doubtful	—	—	—	—	—	—
	$84,783	$52,245	$63,390	$15,441	$—	$215,859
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
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of June 30, 2013 and December 31, 2012:

	One- to Four- Family	Home Equity	Total
	(In thousands)
June 30, 2013:
Prime	$185,468	$18,059	$203,527
Subprime	46,511	671	47,182
	$231,979	$18,730	$250,709
December 31, 2012:
Prime	$189,529	$20,106	$209,635
Subprime	46,786	757	47,543
	$236,315	$20,863	$257,178

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a subprime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of June 30, 2013 and December 31, 2012:

Risk Tier	Credit Score	Automobile, indirect	Automobile, direct	Other consumer	Total
	(In thousands)
June 30, 2013:
A	720+	$131,333	$22,474	$12,104	$165,911
B	690–719	50,669	4,360	2,252	57,281
C	661–689	41,962	2,154	1,289	45,405
D	660 and under	28,458	1,789	426	30,673
		$252,422	$30,777	$16,071	$299,270
December 31, 2012:
A	720+	$113,192	$19,873	$12,408	$145,473
B	690–719	45,625	3,986	2,203	51,814
C	661–689	36,247	2,023	1,631	39,901
D	660 and under	26,843	1,551	465	28,859
		$221,907	$27,433	$16,707	$266,047

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment based on impairment method for the three and six months ended June 30, 2013 and 2012:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
June 30, 2013:
Allowance for loan losses for the three months ended:
Beginning balance	$831	$3,345	$2,746	$6,922
Charge-offs	—	(203)	(846)	(1,049)
Recoveries of loans previously charged-off	14	15	80	109
Provision for loan losses	(51)	218	933	1,100
Ending balance	$794	$3,375	$2,913	$7,082
Allowance for loan losses for the six months ended:
Beginning balance	$870	$3,133	$2,897	$6,900
Charge-offs	(153)	(202)	(1,299)	(1,654)
Recoveries of loans previously charged-off	22	30	184	236
Provision for loan losses	55	414	1,131	1,600
Ending balance	$794	$3,375	$2,913	$7,082
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$294	$—	$294
Collectively evaluated for impairment	794	3,081	2,913	6,788
Total ending balance	$794	$3,375	$2,913	$7,082
June 30, 2012:
Allowance for loan losses for the three months ended:
Beginning balance	$1,125	$3,331	$3,277	$7,733
Charge-offs	(15)	(280)	(483)	(778)
Recoveries of loans previously charged-off	13	30	158	201
Provision for loan losses	11	(148)	137	—
Ending balance	$1,134	$2,933	$3,089	$7,156
Allowance for loan losses for the six months ended:
Beginning balance	$1,268	$3,443	$3,197	$7,908
Charge-offs	(77)	(1,235)	(1,191)	(2,503)
Recoveries of loans previously charged-off	30	55	266	351
Provision for loan losses	(87)	670	817	1,400
Ending balance	$1,134	$2,933	$3,089	$7,156
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$831	$—	$831
Collectively evaluated for impairment	1,134	2,102	3,089	6,325
Total ending balance	$1,134	$2,933	$3,089	$7,156

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company’s recorded investment in loans as of June 30, 2013, December 31, 2012, and June 30, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
June 30, 2013:
Loans individually evaluated for impairment	$7,732	$10,716	$754	$19,202
Loans collectively evaluated for impairment	262,014	223,999	298,516	784,529
Total ending balance	$269,746	$234,715	$299,270	$803,731
December 31, 2012:
Loans individually evaluated for impairment	$7,027	$12,758	$660	$20,445
Loans collectively evaluated for impairment	265,592	187,660	265,387	718,639
Total ending balance	$272,619	$200,418	$266,047	$739,084
June 30, 2012:
Loans individually evaluated for impairment	$7,737	$14,804	$522	$23,063
Loans collectively evaluated for impairment	289,211	174,640	264,900	728,751
Total ending balance	$296,948	$189,444	$265,422	$751,814
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
A summary of the Company’s loans classified as TDRs at June 30, 2013 and December 31, 2012 is presented below:

	June 30, 2013	December 31, 2012
	(In thousands)
TDR
Residential Real Estate	$6,426	$6,892
Commercial	8,716	10,841
Consumer	475	517
Total TDR	15,617	18,250
Less: TDR in non-accrual status
Residential Real Estate	887	892
Commercial	5,188	5,314
Consumer	32	—
Total performing TDR	$9,510	$12,044

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company may grant concessions through a number of different restructuring methods. The following table presents the outstanding principal balance of loans by class and by method of concession that were the subject of a TDR during the six months ended June 30, 2013 and 2012:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2013:
Interest rate reduction	$—	$—	$27	$27
Loan maturity extension	—	—	29	29
Forbearance	—	—	—	—
Principal reduction	—	—	—	—
Total	$—	$—	$56	$56
Six Months Ended June 30, 2012:
Interest rate reduction	$—	$—	$46	$46
Loan maturity extension	—	—	26	26
Forbearance	—	—	—	—
Principal reduction	—	—	24	24
Total	$—	$—	$96	$96

The following table presents the number of loans modified and the balances before and after modification for the six months ended June 30, 2013 and 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(Dollar amounts in thousands)
Six Months Ended June 30, 2013:
Residential Real Estate	—	$—	$—
Commercial	—	—	—
Consumer	3	56	56
Total	3	$56	$56
Six Months Ended June 30, 2012:
Residential Real Estate	—	$—	$—
Commercial	—	—	—
Consumer	6	105	102
Total	6	$105	$102
There were no TDR loans which had payment defaults during the six months ended June 30, 2013. For the six months ended June 30, 2012, there was one residential real estate TDR loan, with a balance of $451,000 at March 31, 2012, that had a payment default and subsequently foreclosed in May 2012. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.
Included in the impaired loans as of June 30, 2013 and December 31, 2012 were TDRs of $15.6 million and $18.3 million, respectively. The Company did not allocate any specific reserves to customers whose loan terms have been modified as TDRs at June 30, 2013 or December 31, 2012. As of June 30, 2013 and December 31, 2012, no additional funds were committed to be advanced in connection with TDRs.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

At June 30, 2013 and December 31, 2012, the Company had balances in non-performing assets consisting of the following:

	June 30, 2013	December 31, 2012
	(Dollar amounts in thousands)
Other real estate owned and foreclosed assets
Residential Real Estate	$217	$819
Commercial	4,010	3,950
Consumer	314	394
Total other real estate owned and foreclosed assets	4,541	5,163
Total non-accrual loans	9,032	7,858
Total non-performing assets	$13,573	$13,021
Non-accrual loans/Total loans	1.12%	1.06%
Non-performing assets/Total assets	1.03%	1.04%

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
To manage the interest rate risk associated with interest rate lock commitments and mortgage loans held for sale, the Company may enter into forward loan sales commitments to deliver mortgage loan inventory to investors. The estimated fair values of forward loan sales commitments are based on quoted secondary market pricing. The fair values of the forward loan sales commitments are recorded as an other asset or an accrued liability in the consolidated balance sheets. Changes in the fair values of forward loan sales commitments are recorded in current earnings as a component of net gains on sales of loans.
The outstanding notional value and fair values of outstanding positions as of June 30, 2013 and December 31, 2012, and the recorded gains and losses during the six months ended June 30, 2013 and the year ended December 31, 2012 were as follows:

	Outstanding Notional Balance	Fair Value	Recorded (Losses)/Gains
	(In thousands)
June 30, 2013:
Interest rate lock commitments	$5,025	$49	$(215)

December 31, 2012:
Interest rate lock commitments	$10,805	$264	$264

The Company had no derivative financial instruments at June 30, 2012 and no forward loan sales commitments at June 30, 2013 or December 31, 2012.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 6 — Other Borrowings
Beginning July 26, 2007, the Company entered into sales of securities under agreements to repurchase (“Repurchase Agreements”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreements are structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreements are treated as financings, and the obligations to repurchase securities sold are included in other borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company, and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $2.0 million and $8.0 million in repurchase agreements outstanding at June 30, 2013 and December 31, 2012, respectively. These repurchase agreements were secured by investment securities with a fair value of $2.5 million and $9.0 million at June 30, 2013 and December 31, 2012, respectively.
Included in other borrowings at December 31, 2012 were overnight borrowings from the Federal Home Loan Bank of Dallas of $11.0 million with an interest rate of 0.26%. There were no overnight borrowings outstanding at June 30, 2013.

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
The ESOP purchased 8% of the shares sold in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9.5 million. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561,000 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of June 30, 2013 and December 31, 2012). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.
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
The ESOP shares as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Allocated shares	133,308	114,264
Unearned shares	818,892	837,936
Total ESOP shares	952,200	952,200
Fair value of unearned shares (in thousands)	$18,040	$19,381
Year-to-date compensation expense recognized from the release of shares from the ESOP (in thousands)	461	792

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
The net periodic pension cost for the three and six months ended June 30, 2013 and 2012 includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Interest cost on projected benefit obligation	$57	$64	$114	$128
Expected return on assets	(74)	(61)	(148)	(123)
Amortization of net loss	48	33	96	66
Net periodic pension cost	$31	$36	$62	$71
Share-Based Compensation

At its annual meeting held May 24, 2011, the Company’s shareholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan (the “Plan”) which provides for the grant of stock-based and other incentive awards to officers, employees, and directors of the Company. The Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution by the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available. Share-based compensation expense for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Share-based compensation expense	$499	$427	$894	$610
Restricted Stock
Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Shares awarded to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Shares awarded to directors vest at rates of 20% to 33% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution were 476,100 at June 30, 2013, of which 286,038 shares had been issued under the Plan through June 30, 2013.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

A summary of changes in the Company’s non-vested restricted shares for the six months ended June 30, 2013 follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at January 1, 2013	254,323	$18.69
Granted	1,500	21.97
Vested	(29,608)	14.16
Forfeited	(1,063)	14.97
Non-vested at June 30, 2013	225,152	$19.32

As of June 30, 2013, the Company had $3.1 million of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.70 years. The Company applied an estimated forfeiture rate of 16.37% to employees’ and 0.00% to directors’ shares based on the historical turnover rates.
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
No stock options were granted during the six months ended June 30, 2013.
A summary of activity in the stock option portion of the Plan for the six months ended June 30, 2013 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2013	505,665	$16.13	8.77	$3,541
Granted	—	—	—	—
Exercised	(14,206)	14.15	—	(127)
Forfeited	(20,715)	17.32	—	(98)
Expired	(3,178)	14.97	—	(22)
Outstanding at June 30, 2013	467,566	$16.15	8.28	$2,764
Fully vested and expected to vest	390,017	$16.03	8.26	$2,348
Exercisable at June 30, 2013	139,047	$14.17	7.97	$1,092
As of June 30, 2013, the Company had $1.6 million of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.35 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of June 30, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Earnings:
Net income	$674	$1,440	$2,607	$2,243
Basic shares:
Weighted-average common shares outstanding	11,446,129	11,300,602	11,445,175	11,307,587
Less: Average unallocated ESOP shares	(822,066)	(860,154)	(826,827)	(864,915)
Average unvested restricted stock awards	(247,374)	(113,078)	(250,489)	(116,058)
Average shares for basic earnings per share	10,376,689	10,327,370	10,367,859	10,326,614
Net income per common share, basic	$0.06	$0.14	$0.25	$0.22
Diluted shares:
Weighted-average common shares outstanding for basic earnings per common share	10,376,689	10,327,370	10,367,859	10,326,614
Add: Dilutive effects of share-based compensation plan	148,869	61,350	157,534	38,843
Average shares for diluted earnings per share	10,525,558	10,388,720	10,525,393	10,365,457
Net income per common share, diluted	$0.06	$0.14	$0.25	$0.22

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
Interest rate lock commitments: Interest rate locks on commitments to originate loans for the held for sale portfolio are reported at fair value in other assets on the consolidated balance sheets with changes in value recorded in current earnings. The estimated fair values of the interest rate lock commitments are based on quoted secondary market pricing, include the fair value of the servicing rights based on the discounted present value of expected future cash flows, and assume an approximate closure rate based on recent historical experience. At June 30, 2013, the fair value of the servicing rights was estimated as 0.90% of the loan balance for loans with a term of 180 months, and for loans with terms greater than 180 months, the fair value was estimated as 1.16% of the loan balance if the loan had an interest rate less than 5.00% and 0.86% of the loan balance if the loan had an interest rate of 5.00% or higher. At December 31, 2012, the fair value of the servicing rights was estimated as 0.82% of the loan balance for loans with a term of 360 months and 0.84% of the loan balance for loans with a term of 180 months. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. At June 30, 2013 and December 31, 2012, the estimated closure rate based on historical experience over the preceding two-year period was 75.8% and 72.1%, respectively. Because the closure rate and fair value of servicing rights are significant unobservable assumptions, interest rate lock commitments are included in Level 3 of the hierarchy.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013, Using			Total Fair Value at June 30, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. government sponsored mortgage-backed securities	$—	$220,190	$—	$220,190
U.S. government sponsored collateralized mortgage obligations	—	145,317	—	145,317
U.S. government agency securities	—	4,721	—	4,721
Municipal obligations	—	164	—	164
Other equity securities	—	6,021	—	6,021
Interest rate lock commitments	—	—	49	49

	Fair Value Measurements at December 31, 2012 Using			Total Fair Value at December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. government sponsored mortgage-backed securities	$—	$199,730	$—	$199,730
U.S. government sponsored collateralized mortgage obligations	—	172,896	—	172,896
U.S. government agency securities	—	5,015	—	5,015
Other equity securities	—	6,268	—	6,268
Interest rate lock commitments	—	—	264	264

A reconciliation and income statement classification of gains and losses for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012 has not been provided since the amounts are not significant.
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
The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Carrying value of impaired loans	$1,207	$7,129
Specific reserve	(294)	(831)
Fair Value	$913	$6,298
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are classified as Level 3 because they are obtained from independent third-party valuations through an analysis of cash flows and incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, such as the market’s perception of future interest rate movements. At June 30, 2013 and December 31, 2012, the Company’s mortgage servicing rights were recorded at $1.3 million and $1.0 million, respectively.
Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned. Other real estate owned is carried at fair value less estimated selling costs (as determined by independent appraisal) within Level 3 of the fair value hierarchy. At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. The fair value is reviewed periodically and subsequent write-downs are recorded accordingly. The following table represents other real estate owned that was remeasured and reported at fair value as of June 30, 2013 and June 30, 2012:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Carrying value of other real estate owned prior to remeasurement	$1,631	$7,260
Less: charge-offs recognized in the allowance for loan losses at initial acquisition	(18)	(198)
Add: fair value adjustments recognized in noninterest income at initial acquisition	43	—
Less: subsequent write-downs included in net loss on write-down of other real estate owned	(22)	(732)
Less: sales of other real estate owned	(422)	(162)
Carrying value of remeasured other real estate owned at end of period	$1,212	$6,168

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Significant unobservable inputs used in Level 3 fair value measurements for financial assets and nonfinancial assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value (In thousands)	Valuation Techniques	Unobservable Input	Range (Average)
June 30, 2013:
Impaired loans, net of allowance	$913	Discounted Cash Flow Analysis	Interest rate	6.3% - 7.0% (6.5%)
			Loan term (in months)	60 - 120 (87)

Mortgage servicing rights	$1,315	Discounted Cash Flow Analysis	Interest rate	2.6% - 7.9% (4.3%)
			Loan term (in months)	72 - 527 (314)

Other real estate owned	$4,227	Third-Party Appraisal	Discount of market value	0% - 19.0% (4.2%)
			Estimated marketing costs	0% - 8.0% (6.9%)
			Estimated property maintenance	0% - 2.0% (0.4%)
December 31, 2012:
Impaired loans, net of allowance	$703	Discounted Cash Flow Analysis	Interest rate	6.3% - 7.0% (6.5%)
			Loan term (in months)	60 - 85 (76)

Mortgage servicing rights	$1,009	Discounted Cash Flow Analysis	Interest rate	2.0% - 8.1% (4.6%)
			Loan term (in months)	72 - 458 (323)

Other real estate owned	$4,769	Third-Party Appraisal	Discount of market value	0% - 19.0% (4.0%)
			Estimated marketing costs	4.0% - 8.0% (7.0%)
			Estimated property maintenance	0% - 2.0% (0.4%)
There were no transfers between levels during the six months ended June 30, 2013 or the year ended December 31, 2012.
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
The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$21,435	$21,435	$23,853	$23,853
Level 2 inputs:
Securities available for sale	376,413	376,413	383,909	383,909
Other investments	14,389	14,389	12,867	12,867
Loans held for sale	385	385	8,829	9,094
Accrued interest receivable	3,374	3,374	3,340	3,340
Level 3 inputs:
Loans, net	801,017	805,740	735,271	743,463
Mortgage servicing rights	1,315	1,315	1,009	1,009
Interest rate lock commitments	49	49	264	264
Financial liabilities:
Level 2 inputs:
Federal Home Loan Bank advances	$280,333	$279,585	$207,000	$208,216
Other borrowings	—	—	11,000	11,000
Accrued interest payable	366	366	460	460
Level 3 inputs:
Deposits	818,312	820,524	816,302	820,551
Repurchase agreements	2,000	2,060	8,000	8,091
Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

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

•	inability of borrowers and/or third-party providers to perform their obligations to us;

•	the effect of developments in the secondary market affecting our loan pricing;

•	changes in our organization, compensation, and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	changes resulting from intense compliance and regulatory costs associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); and

•	changes in our regulatory capital resulting from compliance with the final Basel III capital rules.

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
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations, and to a lesser extent municipal obligations, agency bonds and equity securities. At June 30, 2013, our investment securities portfolio had an amortized cost of $376.5 million.
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
The Securities and Exchange Commission’s Division of Corporation Finance staff issued disclosure guidance that summarizes its observations about Management’s Discussion and Analysis of Financial Condition and Results of Operations and accounting policy disclosures of smaller financial institutions. The focus of the guidance is on asset quality and loan accounting issues. Please refer to Note 4 of our unaudited interim financial statements for our detailed disclosures related to asset quality and loan accounting issues.
Critical Accounting Policies
There are no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2013.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012
Assets. Total assets increased $58.4 million, or 4.6%, to $1.32 billion at June 30, 2013 from $1.26 billion at December 31, 2012. The increase was primarily the result of increases in loans, net of the allowance for loan losses and deferred fees and discounts, of $65.7 million, increases in bank-owned life insurance of $10.7 million, and increases in the net deferred tax asset of $3.7 million, partially offset by decreases in loans held for sale of $8.4 million, and decreases in securities available for sale of $7.5 million.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $2.5 million, or 10.1%, to $21.4 million at June 30, 2013 from $23.9 million at December 31, 2012. The decrease in total cash and cash equivalents reflects $230.1 million in cash used to originate loans, $110.2 million in cash used to purchase securities classified as available for sale, $17.0 million in cash used to repay other borrowings, and $10.0 million in cash used to purchase bank-owned life insurance. These decreases were partially offset by $130.2 million in cash received from loan principal repayments, a $73.3 million net increase in FHLB advances, $60.3 million in proceeds from principal repayments and maturities of securities, $46.2 million in proceeds from the sales of securities available for sale, and $43.9 million of proceeds from the sales of loans. The loans sold during the six months ended June 30, 2013 consisted of one- to four-family residential real estate loans with terms 15 years or greater. These loans were sold in order to manage our interest rate risk.
Loans held for sale. Loans held for sale decreased $8.4 million, or 95.6%, to $385,000 at June 30, 2013 from $8.8 million at December 31, 2012. The decrease in loans held for sale was primarily due to a decrease in production as a result of rising mortgage interest rates in the current economic environment.
Securities. Securities classified as available for sale decreased $7.5 million, or 2.0%, to $376.4 million at June 30, 2013 from $383.9 million at December 31, 2012. The decrease in securities classified as available for sale reflected principal repayments and maturities of $60.3 million, sales of investment securities of $44.5 million, a decrease in unrealized gains of $11.1 million, and amortization of net premiums on investments of $1.8 million. The decrease was partially offset by purchases of $110.2 million of securities during the six months ended June 30, 2013. At June 30, 2013, securities classified as available for sale consisted of government sponsored mortgage-backed securities, government sponsored collateralized mortgage obligations, agency bonds, municipal obligations, and other equity securities.
Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, increased $65.7 million, or 8.9%, to $801.0 million at June 30, 2013 from $735.3 million at December 31, 2012.

	June 30, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
One- to four-family	$249,516	$251,756	$(2,240)	(0.9)%
Home equity	20,230	20,863	(633)	(3.0)
Commercial real estate	88,159	84,783	3,376	4.0
Real estate construction	59,500	52,245	7,255	13.9
Commercial business	87,056	63,390	23,666	37.3
Automobile, indirect	252,422	221,907	30,515	13.8
Automobile, direct	30,777	27,433	3,344	12.2
Other consumer	16,071	16,707	(636)	(3.8)
Total loans	803,731	739,084	64,647	8.7
Other items:
Unearned fees and discounts, net	4,368	3,087	1,281	41.5
Allowance for loan losses	(7,082)	(6,900)	(182)	2.6
Total loans, net	$801,017	$735,271	$65,746	8.9%
The increase in automobile loans (consisting of direct and indirect loans) of $33.9 million, or 13.6%, to $283.2 million at June 30, 2013 from $249.3 million at December 31, 2012, related primarily to our refocused sales initiatives and competitive rate structure. Commercial business loans increased $23.7 million, or 37.3%, to $87.1 million at June 30, 2013 from $63.4 million at December 31, 2012. The increase in commercial business loans was primarily due to $39.5 million of loan originations, a $9.7 million increase in our participating interest in mortgage warehouse lines of credit with another financial institution, and $4.6 million of increases in lines of credit, partially offset by loan repayments of $30.2 million during the six months ended June 30, 2013. Real estate construction loans increased $7.3 million, or 13.9%, to $59.5 million at June 30, 2013 from $52.2 million at December 31, 2012, as new construction borrowing demand increased in our market area. Commercial real estate loans increased $3.4 million, or 4.0%, to $88.2 million at June 30, 2013 from $84.8 million at December 31, 2012. These increases were partially offset by a decrease in one- to four-family residential real estate loans of $2.3 million, or 0.9%, to $249.5 million at June 30, 2013 from $251.8 million at December 31, 2012. The decrease in one- to four-family residential real estate loans was primarily due to repayments of $30.8 million, partially offset by originations of $28.8 million. Home equity loans decreased $633,000, or 3.0%, to $20.2 million at June 30, 2013, as these loans are maturing and paying off. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while containing the potential for risk of loss.
Allowance for Loan Losses. The allowance for loan losses increased $182,000, or 2.6%, to $7.1 million at June 30, 2013 from $6.9 million at December 31, 2012. The increase in the allowance for loan losses was attributable to $64.6 million, or 8.7%, increase in total loans to $803.7 million at June 30, 2013 from $739.1 million at December 31, 2012. The allowance for loan losses represented 0.88% and 0.93% of total loans at June 30, 2013 and December 31, 2012, respectively. Included in the allowance for loan losses at June 30, 2013 were specific reserves of $294,000 related to four impaired loans with balances totaling $1.2 million. Impaired loans with balances totaling $18.0 million did not require specific reserves at June 30, 2013. The allowance for loan losses at December 31, 2012 included specific reserves of $278,000 related to three impaired loans with balances totaling $981,000. Impaired loans with balances totaling $19.5 million did not require specific reserves at December 31, 2012. The balance of unimpaired loans increased $65.9 million, or 9.2%, to $784.5 million at June 30, 2013 from $718.6 million at December 31, 2012. The allowance for loan losses related to unimpaired loans increased $166,000 to $6.8 million at June 30, 2013 and from $6.6 million at December 31, 2012.
The significant changes in the amount of the allowance for loan losses during the six months ended June 30, 2013 related to: (i) a $149,000 increase in the allowance for loan losses attributable to unimpaired commercial business loans resulting from a $23.6 million, or 38.3%, increase in unimpaired commercial business loans outstanding at June 30, 2013 from December 31, 2012 and (ii) a $100,000 increase in the allowance for loan losses attributable to unimpaired real estate construction loans resulting from a $9.1 million, or 19.1%, increase in unimpaired real estate construction loans outstanding at June 30, 2013 from December 31, 2012. Management also considered local economic factors and unemployment as well as the higher risk profile of real estate construction and commercial business loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Bank-Owned Life Insurance. Bank-owned life insurance increased $10.7 million, or 33.2%, to $42.9 million at June 30, 2013 from $32.2 million at December 31, 2012. The increase in bank-owned life insurance is primarily due to purchases of $10.0 million of life insurance policies on certain key employees to help offset costs associated with the Company’s compensation and benefits programs and to generate competitive investment yields.
Deposits. Deposits increased $2.0 million, or 0.2%, to $818.3 million at June 30, 2013 from $816.3 million at December 31, 2012.

	June 30, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
Noninterest-bearing demand	$58,121	$47,331	$10,790	22.8%
Interest-bearing demand	145,416	139,976	5,440	3.9
Savings	106,634	105,946	688	0.6
Money market	224,397	229,537	(5,140)	(2.2)
Certificates of deposit	283,744	293,512	(9,768)	(3.3)
Total deposits	$818,312	$816,302	$2,010	0.2%
The increase in deposits was primarily attributable to increases in non-interest bearing demand deposits of $10.8 million, interest-bearing demand deposits of $5.4 million, and savings deposits of $688,000, partially offset by decreases in certificates of deposits of $9.8 million and money market deposits of $5.1 million. The increase in demand deposits was primarily due to the deepening of commercial banking relationships which has led to growth in commercial loans and deposits. The decrease in certificates of deposits resulted from certificates of deposit that matured and were not renewed.

Borrowings. Federal Home Loan Bank advances increased $73.3 million, or 35.4%, to $280.3 million at June 30, 2013 from $207.0 million at December 31, 2012. The increase in Federal Home Loan Bank advances was attributable to advances of $160.0 million, partially offset by scheduled maturities of $86.7 million during the six months ended June 30, 2013. Other borrowings decreased $17.0 million, or 89.5%, to $2.0 million at June 30, 2013 from $19.0 million at December 31, 2012, due to the repayment of $11.0 million of overnight borrowings and the maturity and repayment of $6.0 million of repurchase agreements that occurred in January 2013.
Stockholders’ Equity. At June 30, 2013, our stockholders’ equity was $202.4 million, a decrease of $3.2 million, or 1.6%, from $205.6 million at December 31, 2012.

	June 30, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
Common stock	$114	$114	$—	—%
Additional paid-in capital	107,977	106,684	1,293	1.2%
Unallocated ESOP shares	(8,189)	(8,379)	190	(2.3)%
Retained earnings	104,484	101,877	2,607	2.6%
Accumulated other comprehensive income	(2,021)	5,282	(7,303)	(138.3)%
Total stockholders’ equity	$202,365	$205,578	$(3,213)	(1.6)%
This decrease was primarily due to other comprehensive losses resulting from a decrease in unrealized gains on available for sale securities of $7.3 million after tax, partially due to the sale of $44.5 million in investment securities that resulted in a realized gain of $1.7 million for the six months ended June 30, 2013. This decrease was partially offset by net income of $2.6 million for the six months ended June 30, 2013, share-based compensation expense of $894,000, and ESOP compensation expense of $461,000 during the six months ended June 30, 2013.
Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012
General. Net income decreased $766,000, or 53.2%, to $674,000 for the three months ended June 30, 2013 from $1.4 million for the prior year period. The decrease in net income reflected an increase in the provision for loan losses of $1.1 million and a decrease in net interest income of $467,000, partially offset by a decrease in noninterest expense of $420,000 and a decrease in income tax expense of $338,000.
Interest Income. Interest income decreased $1.5 million, or 11.9%, to $11.4 million for the three months ended June 30, 2013 from $12.9 million for the three months ended June 30, 2012. The decrease resulted primarily from a decrease in the average yield on interest-earning assets of 25 basis points to 3.86% for the three months ended June 30, 2013 from 4.11% for the three months ended June 30, 2012. The decrease in our average yield on interest-earning assets during the three months ended June 30, 2013 as compared to the prior year period was due to the purchase of investment securities and the origination of new loans at lower current market rates. In addition, the average balance of interest-earning assets decreased $78.2 million, or 6.2%, to $1.18 billion for the three months ended June 30, 2013 from $1.26 billion for the three months ended June 30, 2012.

	Three Months Ended June 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Interest income:
Loans, including fees	$9,265	$9,713	$(448)	(4.6)%
Securities—taxable	2,115	3,206	(1,091)	(34.0)
Securities—nontaxable	1	—	1	—
Total interest income	$11,381	$12,919	$(1,538)	(11.9)%
The decrease in interest income on loans of $448,000 resulted primarily from a decrease in the average yield on our loan portfolio of 50 basis points to 4.80% for the three months ended June 30, 2013 from 5.30% for the three months ended June 30, 2012, partially offset by an increase in the average balance of loans of $38.4 million, or 5.2%, to $771.5 million for the three months ended June 30, 2013 from $733.0 million for the three months ended June 30, 2012.

The decrease in interest income on investment securities of $1.1 million resulted primarily from a $115.8 million, or 22.8%, decrease in the average balance of our securities portfolio to $391.6 million for the three months ended June 30, 2013 from $507.4 million for the three months ended June 30, 2012, primarily due to sales, principal repayments, and maturities of securities. In addition to the decrease in the average balance of our securities portfolio, the average yield on our securities portfolio decreased 37 basis points to 2.14% for the three months ended June 30, 2013 from 2.51% for the three months ended June 30, 2012.
Interest Expense. Interest expense decreased by $1.0 million, or 35.4%, to $2.0 million for the three months ended June 30, 2013 from $3.0 million for the three months ended June 30, 2012.

	Three Months Ended June 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Interest expense:
Deposits	$1,390	$1,579	$(189)	(12.0)%
Borrowed funds	563	1,445	(882)	(61.0)
Total interest expense	$1,953	$3,024	$(1,071)	(35.4)%
The decrease in interest expense on deposits of $189,000 resulted from a decrease in the average rate we paid on deposits and a decrease of the average balance of interest-bearing deposits. The average rate we paid decreased 8 basis points to 0.73% for the three months ended June 30, 2013 from 0.81% for the three months ended June 30, 2012, as we were able to reprice our deposits lower as market interest rates declined. The average balance of interest-bearing deposits decreased $12.2 million, or 1.6%, to $764.0 million for the three months ended June 30, 2013 from $776.2 million for the three months ended June 30, 2012. The decrease in the average balance of our interest-bearing deposits was primarily due to decreases in the average balances of our certificates of deposit and money market accounts, partially offset by increases in the average balances of our interest-bearing demand accounts.
Interest expense on certificates of deposit decreased $166,000, or 12.0%, to $1.2 million for the three months ended June 30, 2013 from $1.4 million for the three months ended June 30, 2012. The average balance of certificates of deposit decreased $14.8 million, or 4.9%, to $288.8 million for the three months ended June 30, 2013 from $303.6 million for the three months ended June 30, 2012. In addition, the average rate paid on certificates of deposit decreased 14 basis points to 1.69% for the three months ended June 30, 2013 from 1.83% for the three months ended June 30, 2012, reflecting the continuing low market interest rate environment.
The decrease in interest expense on borrowed funds of $882,000 resulted primarily from a decrease of $76.0 million, or 23.0%, in the average balance of borrowed funds to $254.4 million for the three months ended June 30, 2013 from $330.4 million for the three months ended June 30, 2012. In addition, the average rate paid on borrowed funds decreased 86 basis points to 0.89% for the three months ended June 30, 2013 from 1.75% for the three months ended June 30, 2012.
Net Interest Income. Net interest income decreased by $467,000, or 4.7%, to $9.4 million for the three months ended June 30, 2013 from $9.9 million for the prior year period. Our interest rate spread increased 7 basis points to 3.09% for the three months ended June 30, 2013 from 3.02% for the three months ended June 30, 2012. Our net interest margin increased 5 basis points to 3.20% for the three months ended June 30, 2013 from 3.15% for the three months ended June 30, 2012. These increases in the net interest margin and the interest rate spread resulted primarily from a decrease in the average rate on interest-bearing liabilities of 32 basis points, partially offset by a decrease in the average yield on interest-earning assets of 25 basis points.
Provision for Loan Losses. We recorded a provision for loan losses of $1.1 million for the three months ended June 30, 2013 compared to no provision for loan losses for the three months ended June 30, 2012. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions, and other factors is performed at each balance sheet date. Net charge-offs increased $363,000, to $940,000 for the three months ended June 30, 2013 from $577,000 for the three months ended June 30, 2012. Annualized net charge-offs as a percentage of average loans outstanding was 0.49% for the three months ended June 30, 2013 compared to 0.31% for the three months ended June 30, 2012. The allowance for loan losses to total loans receivable decreased to 0.88% at June 30, 2013 from 0.95% at June 30, 2012. Total substandard loans increased $268,000, or 1.5%, to $17.6 million at June 30, 2013 from $17.3 million at June 30, 2012. Total impaired loans decreased $3.9 million, or 16.7%, to $19.2 million at June 30, 2013 from $23.1 million at June 30, 2012. Total loans increased $51.9 million, or 6.9%, to $803.7 million at June 30, 2013 from $751.8 million at June 30, 2012.

Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either June 30, 2013 or June 30, 2012. At June 30, 2013, non-performing loans totaled $9.0 million, or 1.12%, of total loans, compared to $8.9 million, or 1.18%, of total loans, at June 30, 2012. The allowance for loan losses as a percentage of non-performing loans decreased to 78.41% at June 30, 2013 from 80.65% at June 30, 2012.
Noninterest Income. Noninterest income increased $43,000, or 1.3%, to $3.4 million for the three months ended June 30, 2013 from $3.3 million for the three months ended June 30, 2012.

	Three Months Ended June 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$2,228	$1,966	$262	13.3%
Net gains on sales of loans	236	501	(265)	(52.9)
Net gains on sales of securities available for sale	—	98	(98)	100.0
Net gains on sales of premises and equipment	—	1	(1)	100.0
Net (losses) gains on sales of repossessed assets	27	(68)	95	(139.7)
Commissions	297	336	(39)	(11.6)
Increase in cash surrender value of bank-owned life insurance	367	318	49	15.4
Other income	228	188	40	21.3
Total noninterest income	$3,383	$3,340	$43	1.3%
The increase in noninterest income was primarily attributable to a $262,000 increase in service charges and other fees and a $95,000 decrease in losses on sales of repossessed assets resulting in net gain on sales of repossessed assets of $27,000, partially offset by a $265,000 decrease in net gains on the sales of loans and a $98,000 decrease in net gains on the sales of investments. The increase in service charges and other fees was due primarily to a decrease in mortgage servicing rights impairment of $273,000 during the three months ended June 30, 2013 compared to same period in the prior year. This decrease was due to declines in prepayment speeds resulting from declines in the volume of mortgage loan refinancing. The decrease in net losses on sales of repossessed assets was due primarily to a $74,000 net loss on the sale of three other real estate owned properties for the three months ended June 30, 2012 compared to a $3,000 net loss on the sale of two other real estate owned properties for the three months ended June 30, 2013. The decrease in gains on sales of loans resulted primarily from less favorable pricing on loans sold as mortgage interest rates began to rise during the three months ended June 30, 2013. The decrease in gains on sales of investment securities is attributable to proceeds from sales of investment securities of $26.6 million in the second quarter of 2012 while no sales of investment securities occurred during the second quarter of 2013.
Noninterest Expense. Noninterest expense decreased $420,000, or 3.8%, to $10.7 million for the three months ended June 30, 2013 from $11.1 million for the three months ended June 30, 2012.

	Three Months Ended June 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$6,040	$6,040	$—	—%
Software and equipment maintenance	696	598	98	16.4
Depreciation of furniture, software, and equipment	415	444	(29)	(6.5)
FDIC insurance	139	213	(74)	(34.7)
Net loss on write-down of other real estate owned	22	492	(470)	(95.5)
Real estate owned (income) expense	(15)	58	(73)	(125.9)
Service fees	126	108	18	16.7
Communications costs	249	271	(22)	(8.1)
Other operations expense	805	819	(14)	(1.7)
Occupancy	945	936	9	1.0
Professional and outside services	1,002	960	42	4.4
Loan servicing	121	87	34	39.1
Marketing	158	97	61	62.9
Total noninterest expense	$10,703	$11,123	$(420)	(3.8)%
The decrease in noninterest expense was primarily attributable to a $470,000 decrease in net loss on the write-down of other real estate owned partially offset by a $98,000 increase in software and equipment maintenance. The decrease in the net loss on write-down of other real estate owned expense resulted primarily from five properties that were written down for a total of $492,000 during the quarter ended June 30, 2012 while only two other real estate owned properties were written down for a total of $22,000 during the quarter ended June 30, 2013. The increase in software equipment and maintenance was due primarily to several one-time maintenance expense items as well as new vendor maintenance plans on software.
Income Tax Expense. During the three months ended June 30, 2013, we recognized income tax expense of $334,000, reflecting an effective tax rate of 33.13%, compared to income tax expense of $672,000, reflecting an effective tax rate of 31.82%, for the three months ended June 30, 2012. The increase in the effective tax rate was primarily due to an increase in nondeductible expenses.
Analysis of Net Interest Income — Three Months Ended June 30, 2013 and 2012
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$771,460	$9,265	4.80%	$733,042	$9,713	5.30%
Investment securities available for sale	391,626	2,098	2.14	507,390	3,181	2.51
Cash and cash equivalents	2,104	1	0.19	2,030	5	0.99
Other	13,706	17	0.50	14,632	20	0.55
Total interest-earning assets	1,178,896	11,381	3.86	1,257,094	12,919	4.11
Noninterest-earning assets	110,936			103,407
Total assets	$1,289,832			$1,360,501
Interest-bearing liabilities:
Interest-bearing demand	$142,766	$25	0.07%	$135,294	$30	0.09%
Savings accounts	106,523	12	0.05	107,550	17	0.06
Money market accounts	225,960	130	0.23	229,767	143	0.25
Certificates of deposit	288,778	1,223	1.69	303,554	1,389	1.83
Total interest-bearing deposits	764,027	1,390	0.73	776,165	1,579	0.81
Federal Home Loan Bank advances	237,038	544	0.92	261,039	707	1.08
Other secured borrowings	17,399	19	0.44	69,399	738	4.25
Total interest-bearing liabilities	1,018,464	1,953	0.77	1,106,603	3,024	1.09
Noninterest-bearing liabilities(2)	64,736			51,557
Total liabilities	1,083,200			1,158,160
Equity	206,632			202,341
Total liabilities and equity	$1,289,832			$1,360,501
Net interest income		$9,428			$9,895
Interest rate spread (3)			3.09%			3.02%
Net interest-earning assets (4)	$160,432			$150,491
Net interest margin (5)			3.20%			3.15%
Average interest-earning assets to interest-bearing liabilities	115.75%			113.60%
_______________________

(1)	Annualized.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$509	$(957)	$(448)
Investment securities available for sale	(727)	(356)	(1,083)
Cash and cash equivalents	—	(4)	(4)
Other	(1)	(2)	(3)
Total interest-earning assets	$(219)	$(1,319)	$(1,538)
Interest-bearing liabilities:
Interest-bearing demand	$2	$(7)	$(5)
Savings accounts	—	(5)	(5)
Money market accounts	(2)	(11)	(13)
Certificates of deposit	(68)	(98)	(166)
Total interest-bearing deposits	(68)	(121)	(189)
Federal Home Loan Bank advances	(65)	(98)	(163)
Other secured borrowings	(553)	(166)	(719)
Total interest-bearing liabilities	$(686)	$(385)	$(1,071)
Change in net interest income	$467	$(934)	$(467)
Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012
General. Net income increased $364,000, or 16.2%, to $2.6 million for the six months ended June 30, 2013 from $2.2 million for the prior year period. The increase in net income for the six months ended June 30, 2013 reflected an increase in noninterest income of $2.4 million, partially offset by a decrease in net interest income of $1.5 million and an increase in the provision for loan losses of $200,000.
Interest Income. Interest income decreased $3.6 million, or 13.6%, to $22.4 million for the six months ended June 30, 2013 from $26.0 million for the six months ended June 30, 2012. The decrease resulted from decreases in average yield and average balance of interest-earning assets. The average balance of interest-earning assets decreased $85.9 million, or 6.9%, to $1.17 billion for the six months ended June 30, 2013 from $1.25 billion for the six months ended June 30, 2012. The average yield on interest-earning assets decreased 30 basis points to 3.85% for the six months ended June 30, 2013 from 4.15% for the six months ended June 30, 2012. The decrease in our average yield on interest-earning assets during the six months ended June 30, 2013 as compared to the prior year period was due to the sustained low short-term market interest rate environment.

	Six Months Ended June 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Interest income:
Loans, including fees	$18,166	$19,386	$(1,220)	(6.3)%
Securities—taxable	4,278	6,589	(2,311)	(35.1)
Securities—nontaxable	1	—	1	—
Total interest income	$22,445	$25,975	$(3,530)	(13.6)%
Interest income on loans decreased $1.2 million, or 6.3%, to $18.2 million for the six months ended June 30, 2013 from $19.4 million for the six months ended June 30, 2012. The decrease resulted primarily from a decrease in the average yield on our loan portfolio of 60 basis points to 4.79% for the six months ended June 30, 2013 from 5.39% for the six months ended June 30, 2012, partially offset by an increase in the average balance of loans of $40.3 million, or 5.6%, to $759.1 million for the six months ended June 30, 2013 from $718.8 million for the six months ended June 30, 2012.
Interest income on investment securities decreased $2.3 million, or 35.1%, to $4.3 million for the six months ended June 30, 2013 from $6.6 million for the six months ended June 30, 2012. The decrease resulted primarily from decreases in the average yield and average balance of our securities portfolio. The average yield on our securities portfolio decreased 37 basis points to 2.17% for the six months ended June 30, 2013 from 2.54% for the six months ended June 30, 2012. The average balance of our securities portfolio decreased $123.4 million, or 24.0%, to $391.4 million for the six months ended June 30, 2013 from $514.8 million for the six months ended June 30, 2012, due to sales, redemptions and maturities of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations.
Interest Expense. Interest expense decreased by $2.1 million, or 33.9%, to $4.0 million for the six months ended June 30, 2013 from $6.1 million for the six months ended June 30, 2012.

	Six Months Ended June 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Interest expense:
Deposits	$2,847	$3,251	$(404)	(12.4)%
Borrowed funds	1,186	2,850	(1,664)	(58.4)
Total interest expense	$4,033	$6,101	$(2,068)	(33.9)%
The decrease in interest expense on deposits of $404,000 resulted from a decrease in the average rate we paid on deposits and a decrease in the average balance of interest-bearing deposits. The average rate we paid decreased 9 basis points to 0.75% for the six months ended June 30, 2013 from 0.84% for the six months ended June 30, 2012, as we were able to reprice our deposits lower as market interest rates declined. The average balance of interest-bearing deposits decreased $9.6 million, or 1.2%, to $763.6 million for the six months ended June 30, 2013 from $773.2 million for the six months ended June 30, 2012. The decrease in the average balance of our interest-bearing deposits was primarily due to decreases in the average balances of our savings accounts and certificates of deposit, partially offset by increases in the average balances of our money market accounts and interest-bearing demand accounts.
Interest expense on certificates of deposit decreased $351,000, or 12.3%, to $2.5 million for the six months ended June 30, 2013 from $2.8 million for the six months ended June 30, 2012. The average balance of certificates of deposit decreased $18.1 million, or 5.9%, to $291.0 million for the six months ended June 30, 2013 from $309.1 million for the six months ended June 30, 2012. In addition, the average rate paid on certificates of deposit decreased 12 basis points to 1.72% for the six months ended June 30, 2013 from 1.84% for the six months ended June 30, 2012, reflecting the continuing low market interest rate environment.
The decrease in interest expense on borrowed funds of $1.7 million resulted primarily from a decrease of $83.0 million, or 25.4%, in the average balance of borrowed funds to $243.9 million for the six months ended June 30, 2013 from $326.9 million for the six months ended June 30, 2012. In addition, the average rate paid on borrowed funds decreased 77 basis points to 0.97% for the three months ended June 30, 2013 from 1.74% for the six months ended June 30, 2012.

Net Interest Income. Net interest income decreased by $1.5 million, or 7.4%, to $18.4 million for the six months ended June 30, 2013 from $19.9 million for the prior year period. Our net interest margin decreased 2 basis points to 3.15% for the six months ended June 30, 2013 from 3.17% for the six months ended June 30, 2012. The decrease in net interest margin was primarily attributable to an $85.9 million, or 6.9%, decrease in the average balance of interest earning assets to $1.17 billion for the six months ended June 30, 2013 from $1.25 billion for the six months ended June 30, 2012. Our interest rate spread increased 1 basis point to 3.05% for the six months ended June 30, 2013 from 3.04% for the six months ended June 30, 2012.
Provision for Loan Losses. We recorded a provision for loan losses of $1.6 million for the six months ended June 30, 2013 compared to a provision for loan losses of $1.4 million for the six months ended June 30, 2012. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. Net charge-offs decreased $734,000 to $1.4 million for the six months ended June 30, 2013 from $2.2 million for the six months ended June 30, 2012. Annualized net charge-offs as a percentage of average loans outstanding was 0.37% for the six months ended June 30, 2013 compared to 0.60% for the six months ended June 30, 2012. The allowance for loan losses to total loans decreased to 0.88% at June 30, 2013 from 0.95% at June 30, 2012. Total substandard loans increased $268,000, or 1.5%, to $17.6 million at June 30, 2013 from $17.3 million at June 30, 2012. Total impaired loans decreased $3.9 million, or 16.7%, to $19.2 million at June 30, 2013 from $23.1 million at June 30, 2012. Total loans increased $51.9 million, or 6.9%, to $803.7 million at June 30, 2013 from $751.8 million at June 30, 2012.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either June 30, 2013 or June 30, 2012. At June 30, 2013, non-performing loans totaled $9.0 million, or 1.12% of total loans, compared to $8.9 million, or 1.18% of total loans, at June 30, 2012. The allowance for loan losses as a percentage of non-performing loans decreased to 78.41% at June 30, 2013 from 80.65% at June 30, 2012.
Noninterest Income. Noninterest income increased $2.4 million, or 35.5%, to $9.2 million for the six months ended June 30, 2013 from $6.8 million for the six months ended June 30, 2012.

	Six Months Ended June 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$4,446	$4,278	$168	3.9%
Net gains on sales of loans	1,022	820	202	24.6
Net gains on sales of securities available for sale	1,701	98	1,603	100.0
Net gains on sales of premises and equipment	344	1	343	100.0
Net (losses) gains on sales of repossessed assets	(3)	26	(29)	(111.5)
Commissions	605	739	(134)	(18.1)
Increase in cash surrender value of bank-owned life insurance	683	537	146	27.2
Other income	447	325	122	37.5
Total noninterest income	$9,245	$6,824	$2,421	35.5%
The increase was primarily attributable to a $1.6 million increase in net gains on sales of investment securities and a $343,000 increase in net gains on sales of premises and equipment. The increase in gains on sales of investment securities was attributable to sales of $44.5 million of securities available for sale for the six months ended June 30, 2013 compared to sales of $26.5 million for the six months ended June 30, 2012. The increase in gains on sales of premises and equipment resulted primarily from the sale of land adjacent to one of our branch locations during the six months ended June 30, 2013.

Noninterest Expense. Noninterest expense remained relatively unchanged at $22.0 million for the six months ended June 30, 2013 and June 30, 2012.

	Six Months Ended June 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$12,797	$12,167	$630	5.2%
Software and equipment maintenance	1,306	1,218	88	7.2
Depreciation of furniture, software, and equipment	828	889	(61)	(6.9)
FDIC insurance	329	424	(95)	(22.4)
Net loss on write-down of other real estate owned	22	732	(710)	(97.0)
Real estate owned (income) expense	(35)	88	(123)	(139.8)
Service fees	240	237	3	1.3
Communications costs	473	539	(66)	(12.2)
Other operations expense	1,566	1,563	3	0.2
Occupancy	1,925	1,914	11	0.6
Professional and outside services	2,040	1,856	184	9.9
Loan servicing	232	161	71	44.1
Marketing	308	218	90	41.3
Total noninterest expense	$22,031	$22,006	$25	0.1%
The relatively unchanged balance of noninterest expense reflected a $710,000 decrease in net loss on the write-down of other real estate owned, partially offset by a $630,000 increase in salaries and benefits expense. The decrease in the net loss on write-down of other real estate owned expense resulted from seven properties that were written down for a total $732,000 during the six months ended June 30, 2012 while only two other real estate owned properties were written down for a total of $22,000 during the six months ended June 30, 2013. The increase in salaries and benefits expense was due primarily to a $288,000 increase in salaries expense due in part to annual salary increases implemented at the beginning of 2013, a $269,000 increase in health insurance expense due to unfavorable medical claims experience, and a $121,000 increase in equity incentive plan expenses. In addition, salaries expense for the six months ended June 30, 2013 included $124,000 of severance payments as we trimmed our workforce in response to earnings pressures resulting from the current challenging regulatory and rate environment.
Income Tax Expense. During the six months ended June 30, 2013, we recognized income tax expense of $1.4 million, reflecting an effective tax rate of 35.25%, compared to income tax expense of $1.0 million, reflecting an effective tax rate of 31.85%, for the six months ended June 30, 2012. The increase in the effective tax rate was primarily due to an increase in the nondeductible expenses.

Analysis of Net Interest Income — Six Months Ended June 30, 2013 and 2012
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Six Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$759,135	$18,166	4.79%	$718,845	$19,386	5.39%
Investment securities available for sale	391,443	4,239	2.17	514,824	6,539	2.54
Cash and cash equivalents	3,207	5	0.31	5,180	11	0.42
Other	13,455	35	0.52	14,318	39	0.54
Total interest-earning assets	1,167,240	22,445	3.85	1,253,167	25,975	4.15
Noninterest-earning assets	109,058			98,339
Total assets	$1,276,298			$1,351,506
Interest-bearing liabilities:
Interest-bearing demand	$140,151	$54	0.08%	$133,823	$60	0.09%
Savings accounts	105,206	24	0.05	138,248	85	0.12
Money market accounts	227,281	271	0.24	192,022	257	0.27
Certificates of deposit	290,979	2,498	1.72	309,131	2,849	1.84
Total interest-bearing deposits	763,617	2,847	0.75	773,224	3,251	0.84
Federal Home Loan Bank advances	229,698	1,143	1.00	260,942	1,377	1.06
Other secured borrowings	14,244	43	0.60	65,936	1,473	4.47
Total interest-bearing liabilities	1,007,559	4,033	0.80	1,100,102	6,101	1.11
Noninterest-bearing liabilities(2)	62,382			50,168
Total liabilities	1,069,941			1,150,270
Equity	206,357			201,236
Total liabilities and equity	$1,276,298			$1,351,506
Net interest income		$18,412			$19,874
Interest rate spread (3)			3.05%			3.04%
Net interest-earning assets (4)	$159,681			$153,065
Net interest margin (5)			3.15%			3.17%
Average interest-earning assets to interest-bearing liabilities	115.85%			113.91%
_______________________

(1)	Annualized.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,087	$(2,307)	$(1,220)
Investment securities available for sale	(1,569)	(732)	(2,301)
Cash and cash equivalents	(4)	(2)	(6)
Other	(2)	(2)	(4)
Total interest-earning assets	$(488)	$(3,043)	$(3,531)
Interest-bearing liabilities:
Interest-bearing demand	$3	$(9)	$(6)
Savings accounts	(20)	(41)	(61)
Money market accounts	47	(33)	14
Certificates of deposit	(167)	(184)	(351)
Total interest-bearing deposits	(137)	(267)	(404)
Federal Home Loan Bank advances	(165)	(69)	(234)
Other secured borrowings	(1,155)	(275)	(1,430)
Total interest-bearing liabilities	$(1,457)	$(611)	$(2,068)
Change in net interest income	$969	$(2,432)	$(1,463)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $21.4 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $376.4 million at June 30, 2013. On that date, we had $280.3 million in Federal Home Loan Bank advances, with the ability to borrow an additional $261.1 million.
Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At June 30, 2013, we had $66.1 million in commitments to extend credit. Included in these commitments to extend credit were $57.1 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2013 totaled $176.1 million, or 21.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on unfavorable market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Generally, our primary investing activity is originating loans. During the six months ended June 30, 2013, we originated $230.1 million of loans. In addition, we purchased $110.2 million of securities classified as available for sale during the six months ended June 30, 2013.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances and other borrowings. Total deposits increased $2.0 million for the six months ended June 30, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we may utilize our borrowing agreements with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances increased by $73.3 million for the six months ended June 30, 2013. At June 30, 2013, we had the ability to borrow up to $541.7 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $55.0 million in federal funds lines with other financial institutions at June 30, 2013. We also have a line of credit with the Federal Reserve Bank of Dallas, which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At June 30, 2013, the borrowing limit for this line of credit was $280.5 million.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at June 30, 2013 and December 31, 2012 without giving effect to the final Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013 and by the Office of the Comptroller of the Currency on July 9, 2013.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated as of June 30, 2013
Total risk-based capital to risk-weighted assets	$207,895	23.88%	$69,652	8.00%	$87,066	10.00%
Tier I risk-based capital to risk-weighted assets	200,524	23.03%	34,826	4.00%	52,239	6.00%
Tier I (Core) capital to adjusted total assets	200,524	15.29%	52,474	4.00%	65,592	5.00%
OmniAmerican Bank as of June 30, 2013
Total risk-based capital to risk-weighted assets	$190,198	21.84%	$69,656	8.00%	$87,070	10.00%
Tier I risk-based capital to risk-weighted assets	182,827	21.00%	34,828	4.00%	52,242	6.00%
Tier I (Core) capital to adjusted total assets	182,827	13.94%	52,475	4.00%	65,594	5.00%
Consolidated as of December 31, 2012
Total risk-based capital to risk-weighted assets	$203,734	25.47%	$63,997	8.00%	$79,996	10.00%
Tier I risk-based capital to risk-weighted assets	196,435	24.56%	31,998	4.00%	47,998	6.00%
Tier I (Core) capital to adjusted total assets	196,435	15.67%	50,140	4.00%	62,674	5.00%
OmniAmerican Bank as of December 31, 2012
Total risk-based capital to risk-weighted assets	$185,856	23.23%	$64,003	8.00%	$80,004	10.00%
Tier I risk-based capital to risk-weighted assets	178,557	22.32%	32,002	4.00%	48,002	6.00%
Tier I (Core) capital to adjusted total assets	178,557	14.24%	50,143	4.00%	62,678	5.00%

Management continues to evaluate the final Basel III capital rules and their impact, which rules will apply beginning in reporting periods after January 1, 2015.
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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$168,667	$102,000	$11,667	$—	$282,334
Operating leases	558	970	881	1,134	3,543
Certificates of deposit	176,129	82,864	24,749	—	283,742
Total contractual obligations	$345,354	$185,834	$37,297	$1,134	$569,619
Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$8,996	$—	$—	$—	$8,996
Unused lines of credit (2)	—	—	—	—	57,100
Total loan commitments	$8,996	$—	$—	$—	$66,096
Total contractual obligations and loan commitments	$354,350	$185,834	$37,297	$1,134	$635,715
_______________________

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

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

The table below sets forth, as of June 30, 2013, our calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at June 30, 2013:

At June 30, 2013
				NPV as a Percentage of
				Present Value of Assets(3)		Net Interest Income
							Increase (Decrease) in
Change in		Estimated Increase			Increase	Estimated	Estimated Net Interest
Interest Rates	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)
+300	$253,804	$4,213	1.69%	18.59%	50	$38,809	$(1,812)	(4.46)%
+200	254,597	5,006	2.01%	18.55%	46	39,153	(1,468)	(3.61)%
+100	253,050	3,459	1.39%	18.38%	29	39,309	(1,312)	(3.23)%
—	249,591	—	—	18.09%	—	40,621	—	—
-100	237,286	(12,305)	(4.93)%	17.29%	(80)	35,130	(5,491)	(13.52)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at June 30, 2013, in the event of a 200 basis point increase in interest rates, we would experience a 2.01% increase in NPV. In the event of a 100 basis point decrease in interest rates, we would experience a 4.93% decrease in NPV.
Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates. As of June 30, 2013, using our internal interest rate risk model, we estimated that our net interest income for the six months ended June 30, 2013 would decrease by 3.61% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 13.52% in the event of an instantaneous 100 basis point decrease in market interest rates.
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

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2013.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Cost Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (2)
April 1, 2013 through April 30, 2013	—	$—	—	411,469
May 1, 2013 through May 31, 2013	—	—	—	411,469
June 1, 2013 through June 30, 2013	536	22.15	—	411,469
Total	536	$22.15	—	411,469
______________________

(1)
Consists of 536 shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under our 2011 Executive Stock Incentive Plan. The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

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

OMNIAMERICAN BANCORP, INC.
(Registrant)

Date: August 2, 2013	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: August 2, 2013	/s/ Deborah B. Wilkinson
Deborah B. Wilkinson
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Tim Carter, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

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