Form 10-Q
period 2013-09-30
OmniAmerican Bancorp, Inc.
filed 2013-11-01
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
(817) 367-4640
(Registrant’s Telephone Number, including Area Code)
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
There were 11,451,579 shares of Common Stock, par value $0.01 per share, issued and outstanding as of November 1, 2013.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$11,965	$21,931
Short-term interest-earning deposits in other financial institutions	2,095	1,922
Total cash and cash equivalents	14,060	23,853
Investments:
Securities available for sale (Amortized cost of $451,259 on September 30, 2013 and $372,940 on December 31, 2012)	452,500	383,909
Other	20,352	12,867
Loans held for sale	1,341	8,829
Loans, net of deferred fees and discounts	869,344	742,171
Less allowance for loan losses	(6,690)	(6,900)
Loans, net	862,654	735,271
Premises and equipment, net	41,714	43,126
Bank-owned life insurance	43,234	32,183
Other real estate owned	927	4,769
Mortgage servicing rights	1,385	1,009
Deferred tax asset, net	3,765	1,039
Accrued interest receivable	3,502	3,340
Other assets	2,948	7,154
Total assets	$1,448,382	$1,257,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$51,209	$47,331
Interest-bearing	750,808	768,971
Total deposits	802,017	816,302
Federal Home Loan Bank advances	417,000	207,000
Other borrowings	9,000	19,000
Accrued expenses and other liabilities	14,062	9,469
Total liabilities	1,242,079	1,051,771
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,464,131 shares issued and outstanding at September 30, 2013 and 11,444,800 shares issued and outstanding at December 31, 2012	115	114
Additional paid-in capital	108,741	106,684
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 809,370 shares at September 30, 2013 and 837,936 shares at December 31, 2012	(8,094)	(8,379)
Retained earnings	106,680	101,877
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	819	7,240
Unrealized loss on pension plan, net of income taxes	(1,958)	(1,958)
Total accumulated other comprehensive (loss) income	(1,139)	5,282
Total stockholders’ equity	206,303	205,578
Total liabilities and stockholders’ equity	$1,448,382	$1,257,349

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$11,097	$9,753	$29,263	$29,139
Securities — taxable	2,335	2,742	6,613	9,331
Securities — nontaxable	—	—	1	—
Total interest income	13,432	12,495	35,877	38,470
Interest expense:
Deposits	1,181	1,530	4,028	4,781
Borrowed funds	646	981	1,832	3,831
Total interest expense	1,827	2,511	5,860	8,612
Net interest income	11,605	9,984	30,017	29,858
Provision for loan losses	200	550	1,800	1,950
Net interest income after provision for loan losses	11,405	9,434	28,217	27,908
Noninterest income:
Service charges and other fees	2,349	2,263	6,795	6,541
Net gains on sales of loans	405	941	1,427	1,761
Net gains on sales of securities available for sale (reclassified from unrealized gains (losses) on available-for-sale securities in accumulated other comprehensive income)	—	762	1,701	860
Net (losses) gains on disposition of premises and equipment	—	(1)	344	—
Net gains (losses) on sales of repossessed assets	20	(91)	17	(65)
Commissions	462	341	1,067	1,080
Increase in cash surrender value of bank-owned life insurance	368	317	1,051	854
Other income	193	172	640	497
Total noninterest income	3,797	4,704	13,042	11,528
Noninterest expense:
Salaries and benefits	6,645	6,059	19,442	18,226
Software and equipment maintenance	719	547	2,025	1,765
Depreciation of furniture, software, and equipment	394	432	1,222	1,321
FDIC insurance	193	211	522	635
Net loss on write-down of other real estate owned	205	41	227	773
Real estate owned (income) expense	(29)	47	(64)	135
Service fees	133	116	373	353
Communications costs	258	267	731	806
Other operations expense	775	733	2,341	2,296
Occupancy	959	1,004	2,884	2,918
Professional and outside services	1,145	1,063	3,185	2,919
Loan servicing	281	44	513	205
Marketing	212	144	520	362
Total noninterest expense	11,890	10,708	33,921	32,714
Income before income tax expense	3,312	3,430	7,338	6,722
Income tax expense (includes income tax expense from items reclassified from accumulated other comprehensive income of $0 and $259 for the three months ended September 30, 2013 and 2012, respectively, and $578 and $292 for the nine months ended September 30, 2013 and 2012, respectively)	1,116	1,134	2,535	2,183
Net income	$2,196	$2,296	$4,803	$4,539
Earnings per share:
Basic	$0.21	$0.22	$0.46	$0.44
Diluted	$0.21	$0.22	$0.46	$0.44
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$2,196	$2,296	$4,803	$4,539

Change in unrealized gains (losses) on securities available for sale	1,337	635	(8,027)	1,467
Reclassification of amount realized through sale of securities	—	(762)	(1,701)	(860)
Income tax effect	(455)	43	3,307	(206)
Other comprehensive income (loss), net of income tax	882	(84)	(6,421)	401
Comprehensive income (loss)	$3,078	$2,212	$(1,618)	$4,940
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2013	$114	$106,684	$(8,379)	$101,877	$5,282	$205,578
ESOP shares allocated, 28,566 shares	—	400	285	—	—	685
Stock purchased and retired at cost, 12,176 shares	—	(22)	—	—	—	(22)
Share-based compensation expense	—	1,459	—	—	—	1,459
Tax benefit from the exercise of stock options and the vesting of restricted stock	—	129	—	—	—	129
Stock options exercised, 25,070 shares	1	91	—	—	—	92
Net income	—	—	—	4,803	—	4,803
Other comprehensive loss	—	—	—	—	(6,421)	(6,421)
Balances at September 30, 2013	$115	$108,741	$(8,094)	$106,680	$(1,139)	$206,303
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$4,803	$4,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,534	2,597
Provision for loan losses	1,800	1,950
Amortization of net premium on investments	2,505	3,420
Amortization and impairment of mortgage servicing rights	(15)	457
Net gains on sales of securities available for sale	(1,701)	(860)
Net gains on sales of loans	(1,427)	(1,761)
Proceeds from sales of loans held for sale	54,174	40,514
Loans originated for sale	(45,557)	(44,388)
Net loss on write-downs of other real estate owned	227	773
Net gains on disposition of premises and equipment	(344)	—
Net (gains) losses on sales of repossessed assets	(17)	65
Increase in cash surrender value of bank-owned life insurance	(1,051)	(854)
Federal Home Loan Bank stock dividends	(31)	(33)
ESOP compensation expense	685	573
Share-based compensation	1,459	955
Excess tax benefit from share-based compensation	(129)	(61)
Changes in operating assets and liabilities:
Accrued interest receivable	(162)	568
Other assets	4,881	1,430
Accrued interest payable and other liabilities	4,593	2,615
Net cash provided by operating activities	27,227	12,499
Cash flows from investing activities:
Securities available for sale:
Purchases	(210,004)	(32,075)
Proceeds from sales	46,215	60,440
Proceeds from maturities, calls, and principal repayments	84,665	99,369
Purchases of other investments	(8,649)	(1,912)
Redemptions of other investments	1,195	628
Purchase of bank-owned life insurance	(10,000)	(10,000)
Net increase in loans held for investment	(131,435)	(59,965)
Proceeds from sales of loans held for investment	—	9,265
Purchases of premises and equipment	(1,471)	(977)
Proceeds from sales of premises and equipment	693	15
Proceeds from sales of foreclosed assets	2,050	2,201
Proceeds from sales of other real estate owned	3,807	1,971
Net cash (used in) provided by investing activities	(222,934)	68,960
Cash flows from financing activities:
Net decrease in deposits	(14,285)	(3,013)
Net increase (decrease) in Federal Home Loan Bank advances	210,000	(10,000)
Net decrease in other borrowings	(10,000)	(50,000)
Proceeds from stock options exercised	92	139
Excess tax benefit from share-based compensation	129	61
Purchase of common stock	(22)	(893)
Net cash provided by (used in) financing activities	185,914	(63,706)
Net (decrease) increase in cash and cash equivalents	(9,793)	17,753
Cash and cash equivalents, beginning of period	23,853	21,158
Cash and cash equivalents, end of period	$14,060	$38,911
Supplemental cash flow information:
Interest paid	$5,926	$9,101
Income tax paid, net of refunds	$1,400	$1,065
Non-cash transactions:
Loans transferred to other real estate owned	$184	$1,739
Loans transferred to foreclosed assets	$2,068	$2,274
Loans transferred to other investments	$—	$631
Change in unrealized gains on securities available for sale	$(9,728)	$1,467
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2013. In management’s opinion, the interim data as of September 30, 2013 and for the three- and nine- month periods ended September 30, 2013 and 2012, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank, the Company’s wholly-owned subsidiary.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 3 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of September 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013
U. S. government sponsored mortgage-backed securities	$292,348	$3,858	$(3,696)	$292,510
U. S. government sponsored collateralized mortgage obligations	147,733	2,355	(902)	149,186
Agency bonds	5,000	—	(357)	4,643
Municipal obligations	178	—	(10)	168
Other equity securities	6,000	—	(7)	5,993
Total investment securities available for sale	$451,259	$6,213	$(4,972)	$452,500
December 31, 2012
U. S. government sponsored mortgage-backed securities	$192,894	$6,843	$(7)	$199,730
U. S. government sponsored collateralized mortgage obligations	169,046	3,871	(21)	172,896
Agency bonds	5,000	15	—	5,015
Other equity securities	6,000	268	—	6,268
Total investment securities available for sale	$372,940	$10,997	$(28)	$383,909
Investment securities available for sale with gross unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2013
U. S. government sponsored mortgage-backed securities	$121,100	$(3,696)	$—	$—	$121,100	$(3,696)
U. S. government sponsored collateralized mortgage obligations	28,275	(896)	1,676	(6)	29,951	(902)
Agency bonds	4,643	(357)	—	—	4,643	(357)
Municipal obligations	168	(10)	—	—	168	(10)
Other equity securities	5,993	(7)	—	—	5,993	(7)
	$160,179	$(4,966)	$1,676	$(6)	$161,855	$(4,972)
December 31, 2012
U. S. government sponsored mortgage-backed securities	$4,708	$(7)	$—	$—	$4,708	$(7)
U. S. government sponsored collateralized mortgage obligations	9,467	(21)	—	—	9,467	(21)
	$14,175	$(28)	$—	$—	$14,175	$(28)
At September 30, 2013, the Company owned 202 investment securities of which 64 had unrealized losses. At December 31, 2012, the Company owned 170 investment securities of which seven had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on September 30, 2013 and December 31, 2012, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell prior to recovery.

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
The amortized cost and fair value of securities available for sale by contractual maturity at September 30, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due from one to five years	982	1,041
Due from five to ten years	21,397	20,529
Due after ten years	422,880	424,937
Equity securities	6,000	5,993
Total	$451,259	$452,500
Investment securities with an amortized cost of $443.0 million and $322.2 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with a fair value of $2.3 million and $9.0 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure repurchase agreements which are included in other borrowings.
Sales activity of securities available for sale for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Proceeds from sales of investment securities	$3	$33,873	$46,215	$60,440
Gross gains from sales of investment securities	—	762	1,701	860
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	September 30, 2013	December 31, 2012
	(In thousands)
Residential real estate loans:
One- to four-family	$258,793	$251,756
Home equity	19,338	20,863
Total residential real estate loans	278,131	272,619
Commercial loans:
Commercial real estate	104,847	84,783
Real estate construction	69,229	52,245
Commercial business	76,294	63,390
Total commercial loans	250,370	200,418
Consumer loans:
Automobile, indirect	287,893	221,907
Automobile, direct	32,005	27,433
Other consumer	15,587	16,707
Total consumer loans	335,485	266,047
Total loans	863,986	739,084
Plus (less):
Deferred fees and discounts	5,358	3,087
Allowance for loan losses	(6,690)	(6,900)
Total loans receivable, net	$862,654	$735,271

The Company originates one- to four-family residential real estate loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“FNMA”). Residential real estate loans serviced for FNMA are not included as assets on the consolidated balance sheets. The following table presents loans sold and serviced as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Principal balances of the loans sold and serviced for FNMA	$184,799	$157,953
Mortgage servicing rights associated with the mortgage loans serviced for FNMA	1,385	1,009

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents loans identified as impaired by class of loans as of September 30, 2013 and December 31, 2012:

	Recorded Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Interest Income Recognized
	(In thousands)
September 30, 2013:
With no related allowance recorded:
One- to four-family	$7,850	$7,850	$—	$7,442	$210
Home equity	1	1	—	8	—
Commercial real estate	2,392	2,392	—	4,862	24
Real estate construction	2,565	2,565	—	3,658	53
Commercial business	617	617	—	733	9
Automobile, indirect	692	692	—	700	19
Automobile, direct	27	27	—	36	2
Other consumer	—	—	—	7	—
Impaired loans with no related allowance recorded	14,144	14,144	—	17,446	317
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—
Commercial business	1,124	1,124	209	1,064	7
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	1,124	1,124	209	1,064	7
Total	$15,268	$15,268	$209	$18,510	$324

December 31, 2012:
With no related allowance recorded:
One- to four-family	$6,995	$6,995	$—	$7,781	$285
Home equity	32	32	—	50	2
Commercial real estate	6,263	6,263	—	6,965	133
Real estate construction	4,707	4,707	—	6,093	122
Commercial business	807	807	—	1,301	35
Automobile, indirect	606	606	—	523	20
Automobile, direct	51	51	—	63	5
Other consumer	3	3	—	4	—
Impaired loans with no related allowance recorded	19,464	19,464	—	22,780	602
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—
Commercial business	981	981	278	1,124	14
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	981	981	278	1,124	14
Total	$20,445	$20,445	$278	$23,904	$616

For the nine months ended September 30, 2012, the average recorded investment in impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired were $24.8 million and $449,000, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

As of September 30, 2013 and December 31, 2012, no additional funds were committed to be advanced in connection with impaired loans.
The following table presents the recorded investment in non-accrual loans by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Residential real estate loans:
One- to four-family	$2,341	$1,026
Home equity	1	—
Commercial loans:
Commercial real estate	1,775	5,444
Commercial business	1,464	1,245
Consumer loans:
Automobile, indirect	350	143
Automobile, direct	5	—
Total	$5,936	$7,858
There were no loans greater than 90 days past due that continued to accrue interest at September 30, 2013 or December 31, 2012.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
September 30, 2013:
Residential real estate loans:
One- to four-family	$—	$550	$2,221	$2,771	$256,022	$258,793
Home equity	7	7	1	15	19,323	19,338
Commercial loans:
Commercial real estate	—	—	123	123	104,724	104,847
Real estate construction	—	—	—	—	69,229	69,229
Commercial business	—	—	—	—	76,294	76,294
Consumer loans:
Automobile, indirect	1,656	708	350	2,714	285,179	287,893
Automobile, direct	38	—	5	43	31,962	32,005
Other consumer	61	35	—	96	15,491	15,587
Total loans	$1,762	$1,300	$2,700	$5,762	$858,224	$863,986

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
December 31, 2012:
Residential real estate loans:
One- to four-family	$3,717	$1,487	$897	$6,101	$245,655	$251,756
Home equity	260	36	—	296	20,567	20,863
Commercial loans:
Commercial real estate	224	27	3,730	3,981	80,802	84,783
Real estate construction	—	—	—	—	52,245	52,245
Commercial business	18	—	—	18	63,372	63,390
Consumer loans:
Automobile, indirect	1,176	346	144	1,666	220,241	221,907
Automobile, direct	22	30	—	52	27,381	27,433
Other consumer	62	19	—	81	16,626	16,707
Total loans	$5,479	$1,945	$4,771	$12,195	$726,889	$739,084
Our methodology for evaluating the adequacy of the allowance for loan losses consists of:

•	a specific loss component which is the allowance for impaired loans; and

•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss.
The specific component of the allowance for loan losses relates to loans that are considered impaired, which are generally classified as doubtful or substandard. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for non-homogeneous loans, including one- to four-family residential real estate loans with balances in excess of $1 million, commercial real estate, real estate construction, and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, consumer and one- to four-family residential real estate loans with balances less than $1 million are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement.
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
Loans not meeting the criteria described above are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of September 30, 2013 and December 31, 2012:

	Commercial Real Estate	Real Estate Construction	Commercial Business	One- to Four- Family	Home Equity	Total
	(In thousands)
September 30, 2013:
Pass	$99,875	$66,551	$71,947	$15,590	$1,500	$255,463
Special Mention	—	—	1,819	—	—	1,819
Substandard	4,972	2,678	2,528	3,192	—	13,370
Doubtful	—	—	—	—	—	—
	$104,847	$69,229	$76,294	$18,782	$1,500	$270,652
December 31, 2012:
Pass	$75,698	$47,299	$58,488	$12,191	$—	$193,676
Special Mention	—	—	2,264	—	—	2,264
Substandard	9,085	4,946	2,638	3,250	—	19,919
Doubtful	—	—	—	—	—	—
	$84,783	$52,245	$63,390	$15,441	$—	$215,859
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
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of September 30, 2013 and December 31, 2012:

	One- to Four- Family	Home Equity	Total
	(In thousands)
September 30, 2013:
Prime	$192,734	$17,200	$209,934
Subprime	47,277	638	47,915
	$240,011	$17,838	$257,849
December 31, 2012:
Prime	$189,529	$20,106	$209,635
Subprime	46,786	757	47,543
	$236,315	$20,863	$257,178

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a subprime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of September 30, 2013 and December 31, 2012:

Risk Tier	Credit Score	Automobile, indirect	Automobile, direct	Other consumer	Total
	(In thousands)
September 30, 2013:
A	720+	$148,297	$23,159	$11,566	$183,022
B	690–719	58,077	4,610	2,281	64,968
C	661–689	48,472	2,382	1,337	52,191
D	660 and under	33,047	1,854	403	35,304
		$287,893	$32,005	$15,587	$335,485
December 31, 2012:
A	720+	$113,192	$19,873	$12,408	$145,473
B	690–719	45,625	3,986	2,203	51,814
C	661–689	36,247	2,023	1,631	39,901
D	660 and under	26,843	1,551	465	28,859
		$221,907	$27,433	$16,707	$266,047

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment based on impairment method for the three and nine months ended September 30, 2013 and 2012:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
September 30, 2013:
Allowance for loan losses for the three months ended:
Beginning balance	$794	$3,375	$2,913	$7,082
Charge-offs	(86)	—	(591)	(677)
Recoveries of loans previously charged-off	6	18	61	85
Provision for loan losses	157	(961)	1,004	200
Ending balance	$871	$2,432	$3,387	$6,690
Allowance for loan losses for the nine months ended:
Beginning balance	$870	$3,133	$2,897	$6,900
Charge-offs	(239)	(202)	(1,890)	(2,331)
Recoveries of loans previously charged-off	28	48	245	321
Provision for loan losses	212	(547)	2,135	1,800
Ending balance	$871	$2,432	$3,387	$6,690
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$209	$—	$209
Collectively evaluated for impairment	871	2,223	3,387	6,481
Total ending balance	$871	$2,432	$3,387	$6,690
September 30, 2012:
Allowance for loan losses for the three months ended:
Beginning balance	$1,134	$2,933	$3,089	$7,156
Charge-offs	(2)	(65)	(606)	(673)
Recoveries of loans previously charged-off	82	45	152	279
Provision for loan losses	(180)	425	305	550
Ending balance	$1,034	$3,338	$2,940	$7,312
Allowance for loan losses for the nine months ended:
Beginning balance	$1,268	$3,443	$3,197	$7,908
Charge-offs	(79)	(1,300)	(1,797)	(3,176)
Recoveries of loans previously charged-off	112	100	418	630
Provision for loan losses	(267)	1,095	1,122	1,950
Ending balance	$1,034	$3,338	$2,940	$7,312
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$552	$—	$552
Collectively evaluated for impairment	1,034	2,786	2,940	6,760
Total ending balance	$1,034	$3,338	$2,940	$7,312

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company’s recorded investment in loans as of September 30, 2013, December 31, 2012, and September 30, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
September 30, 2013:
Loans individually evaluated for impairment	$7,851	$6,698	$719	$15,268
Loans collectively evaluated for impairment	270,280	243,672	334,766	848,718
Total ending balance	$278,131	$250,370	$335,485	$863,986
December 31, 2012:
Loans individually evaluated for impairment	$7,027	$12,758	$660	$20,445
Loans collectively evaluated for impairment	265,592	187,660	265,387	718,639
Total ending balance	$272,619	$200,418	$266,047	$739,084
September 30, 2012:
Loans individually evaluated for impairment	$7,617	$13,739	$550	$21,906
Loans collectively evaluated for impairment	269,305	174,384	266,725	710,414
Total ending balance	$276,922	$188,123	$267,275	$732,320
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
A summary of the Company’s loans classified as TDRs at September 30, 2013 and December 31, 2012 is presented below:

	September 30, 2013	December 31, 2012
	(In thousands)
TDR
Residential Real Estate	$6,306	$6,892
Commercial	5,198	10,841
Consumer	418	517
Total TDR	11,922	18,250
Less: TDR in non-accrual status
Residential Real Estate	797	892
Commercial	2,017	5,314
Consumer	54	—
Total performing TDR	$9,054	$12,044

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company may grant concessions through a number of different restructuring methods. The following table presents the outstanding principal balance of loans by class and by method of concession that were the subject of a TDR during the nine months ended September 30, 2013 and 2012:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2013:
Interest rate reduction	$—	$365	$24	$389
Loan maturity extension	—	—	28	28
Forbearance	—	—	—	—
Principal reduction	—	—	—	—
Total	$—	$365	$52	$417
Nine Months Ended September 30, 2012:
Interest rate reduction	$—	$—	$97	$97
Loan maturity extension	—	—	38	38
Forbearance	—	—	—	—
Principal reduction	—	—	23	23
Total	$—	$—	$158	$158

The following table presents the number of loans modified and the balances before and after modification for the nine months ended September 30, 2013 and 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(Dollar amounts in thousands)
Nine Months Ended September 30, 2013:
Residential Real Estate	—	$—	$—
Commercial	1	371	371
Consumer	3	59	59
Total	4	$430	$430
Nine Months Ended September 30, 2012:
Residential Real Estate	—	$—	$—
Commercial	—	—	—
Consumer	11	173	170
Total	11	$173	$170
There were four consumer TDR loans with a total balance of $45,000 at September 30, 2013 that had payment defaults during the nine months ended September 30, 2013. There were two residential real estate TDR loans that had payment defaults during the nine months ended September 30, 2012. One had a balance of $451,000 at March 31, 2012 and was subsequently foreclosed in May 2012, and the other had a balance of $763,000 at September 30, 2012. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.
Included in the impaired loans as of September 30, 2013 and December 31, 2012 were TDRs of $11.9 million and $18.3 million, respectively. The Company did not allocate any specific reserves to customers whose loan terms have been modified as TDRs at September 30, 2013 or December 31, 2012. As of September 30, 2013 and December 31, 2012, no additional funds were committed to be advanced in connection with TDRs.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

At September 30, 2013 and December 31, 2012, the Company had balances in non-performing assets consisting of the following:

	September 30, 2013	December 31, 2012
	(Dollar amounts in thousands)
Other real estate owned and foreclosed assets
Residential Real Estate	$107	$819
Commercial	820	3,950
Consumer	420	394
Total other real estate owned and foreclosed assets	1,347	5,163
Total non-accrual loans	5,936	7,858
Total non-performing assets	$7,283	$13,021
Non-accrual loans/Total loans	0.69%	1.06%
Non-performing assets/Total assets	0.50%	1.04%

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
The outstanding notional value and fair values of outstanding positions as of September 30, 2013 and December 31, 2012, and the recorded gains and losses during the nine months ended September 30, 2013 and the year ended December 31, 2012 were as follows:

	Outstanding Notional Balance	Fair Value	Recorded (Losses)/Gains
	(In thousands)
September 30, 2013:
Interest rate lock commitments	$6,792	$202	$(62)

December 31, 2012:
Interest rate lock commitments	$10,805	$264	$264

The Company had no derivative financial instruments at September 30, 2012 and no forward loan sales commitments at September 30, 2013 or December 31, 2012.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 6 — Other Borrowings
Beginning July 26, 2007, the Company entered into sales of securities under agreements to repurchase (“Repurchase Agreements”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreements are structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreements are treated as financings, and the obligations to repurchase securities sold are included in other borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company, and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $2.0 million and $8.0 million in repurchase agreements outstanding at September 30, 2013 and December 31, 2012, respectively. These repurchase agreements were secured by investment securities with a fair value of $2.3 million and $9.0 million at September 30, 2013 and December 31, 2012, respectively.
Other borrowings included overnight borrowings from the Federal Home Loan Bank of Dallas of $7.0 million with an interest rate of 0.04% at September 30, 2013 and $11.0 million with an interest rate of 0.26% at December 31, 2012.

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
The ESOP purchased 8% of the shares sold in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9.5 million. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561,000 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of September 30, 2013 and December 31, 2012). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.
The Company may make discretionary contributions to the ESOP in the form of debt service. Dividends received on the unallocated ESOP shares, if any, are utilized to service the debt. Shares are released for allocation to plan participants based on principal and interest payments of the note. Compensation expense is recognized based on the number of shares allocated to plan participants each year at the average market price of the stock for the current year. Released ESOP shares become outstanding for earnings per share computations.
As compensation expense is incurred, the unallocated ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital.
The ESOP shares as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Allocated shares	142,830	114,264
Unearned shares	809,370	837,936
Total ESOP shares	952,200	952,200
Fair value of unearned shares (in thousands)	$19,797	$19,381
Year-to-date compensation expense recognized from the release of shares from the ESOP (in thousands)	685	792

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
The net periodic pension cost for the three and nine months ended September 30, 2013 and 2012 includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Interest cost on projected benefit obligation	$57	$64	$171	$192
Expected return on assets	(74)	(62)	(222)	(185)
Amortization of net loss	48	33	144	99
Net periodic pension cost	$31	$35	$93	$106
Share-Based Compensation

At its annual meeting held May 24, 2011, the Company’s shareholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan (the “Plan”) which provides for the grant of stock-based and other incentive awards to officers, employees, and directors of the Company. The Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution by the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available. Share-based compensation expense for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Share-based compensation expense	$565	$345	$1,459	$955
Restricted Stock
Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Shares awarded to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Shares awarded to directors vest at rates of 20% to 33% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution were 476,100 at September 30, 2013, of which 292,038 shares had been issued under the Plan through September 30, 2013.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

A summary of changes in the Company’s non-vested restricted shares for the nine months ended September 30, 2013 follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at January 1, 2013	254,323	$18.69
Granted	7,500	22.59
Vested	(60,708)	17.69
Forfeited	(1,063)	14.97
Non-vested at September 30, 2013	200,052	$19.16

As of September 30, 2013, the Company had $3.1 million of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.53 years. The Company applied an estimated forfeiture rate of 8.40% to employees’ and 0.00% to directors’ shares based on the historical turnover rates.
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
No stock options were granted during the nine months ended September 30, 2013.
A summary of activity in the stock option portion of the Plan for the nine months ended September 30, 2013 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2013	505,665	$16.13	8.77	$3,541
Granted	—	—	—	—
Exercised	(25,070)	14.15	—	(232)
Forfeited	(24,715)	17.92	—	(162)
Expired	(3,178)	14.97	—	(30)
Outstanding at September 30, 2013	452,702	$16.15	8.03	$3,762
Fully vested and expected to vest	415,648	$16.10	8.02	$3,476
Exercisable at September 30, 2013	149,462	$15.15	7.87	$1,391
As of September 30, 2013, the Company had $1.6 million of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.12 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Earnings:
Net income	$2,196	$2,296	$4,803	$4,539
Basic shares:
Weighted-average common shares outstanding	11,458,923	11,419,035	11,449,808	11,297,903
Less: Average unallocated ESOP shares	(812,544)	(850,632)	(822,066)	(860,154)
Average unvested restricted stock awards	(199,377)	(229,611)	(233,265)	(107,081)
Average shares for basic earnings per share	10,447,002	10,338,792	10,394,477	10,330,668
Net income per common share, basic	$0.21	$0.22	$0.46	$0.44
Diluted shares:
Weighted-average common shares outstanding for basic earnings per common share	10,447,002	10,338,792	10,394,477	10,330,668
Add: Dilutive effects of share-based compensation plan	112,321	81,590	143,050	51,977
Average shares for diluted earnings per share	10,559,323	10,420,382	10,537,527	10,382,645
Net income per common share, diluted	$0.21	$0.22	$0.46	$0.44

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
Interest rate lock commitments: Interest rate locks on commitments to originate loans for the held for sale portfolio are reported at fair value in other assets on the consolidated balance sheets with changes in value recorded in current earnings. The estimated fair values of the interest rate lock commitments are based on quoted secondary market pricing, include the fair value of the servicing rights based on the discounted present value of expected future cash flows, and assume an approximate closure rate based on recent historical experience. At September 30, 2013, the fair value of the servicing rights was estimated as 0.92% of the loan balance for loans with terms of 180 months, and for loans with terms greater than 180 months, the fair value was estimated as 1.23% of the loan balance if the loan had an interest rate of 4.50% or lower and 0.98% of the loan balance if the loan had an interest rate higher than 4.50%. At December 31, 2012, the fair value of the servicing rights was estimated as 0.82% of the loan balance for loans with terms of greater than 180 months and 0.84% of the loan balance for loans with terms of 180 months. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. At September 30, 2013 and December 31, 2012, the estimated closure rate based on historical experience over the preceding two-year period was 76.4% and 72.1%, respectively. Because the closure rate and fair value of servicing rights are significant unobservable assumptions, interest rate lock commitments are included in Level 3 of the hierarchy.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2013, Using			Total Fair Value at September 30, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. government sponsored mortgage-backed securities	$—	$292,510	$—	$292,510
U.S. government sponsored collateralized mortgage obligations	—	149,186	—	149,186
U.S. government agency securities	—	4,643	—	4,643
Municipal obligations	—	168	—	168
Other equity securities	—	5,993	—	5,993
Interest rate lock commitments	—	—	202	202

	Fair Value Measurements at December 31, 2012 Using			Total Fair Value at December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. government sponsored mortgage-backed securities	$—	$199,730	$—	$199,730
U.S. government sponsored collateralized mortgage obligations	—	172,896	—	172,896
U.S. government agency securities	—	5,015	—	5,015
Other equity securities	—	6,268	—	6,268
Interest rate lock commitments	—	—	264	264

A reconciliation and income statement classification of gains and losses for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012 has not been provided since the amounts are not significant.
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
The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Carrying value of impaired loans	$1,124	$6,456
Specific reserve	(209)	(552)
Fair Value	$915	$5,904
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are classified as Level 3 because they are obtained from independent third-party valuations through an analysis of cash flows and incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, such as the market’s perception of future interest rate movements. At September 30, 2013 and December 31, 2012, the Company’s mortgage servicing rights were recorded at $1.4 million and $1.0 million, respectively.
Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned. Other real estate owned is carried at fair value less estimated selling costs (as determined by independent appraisal) within Level 3 of the fair value hierarchy. At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. The fair value is reviewed periodically and subsequent write-downs are recorded accordingly. The following table represents other real estate owned that was remeasured and reported at fair value as of September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Carrying value of other real estate owned prior to remeasurement	$1,631	$7,314
Less: charge-offs recognized in the allowance for loan losses at initial acquisition	(18)	(207)
Add: fair value adjustments recognized in noninterest income at initial acquisition	43	—
Less: subsequent write-downs included in net loss on write-down of other real estate owned	(227)	(773)
Less: sales of other real estate owned	(502)	(875)
Carrying value of remeasured other real estate owned at end of period	$927	$5,459

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Significant unobservable inputs used in Level 3 fair value measurements for financial assets and nonfinancial assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value (In thousands)	Valuation Techniques	Unobservable Input	Range (Average)
September 30, 2013:
Impaired loans, net of allowance	$915	Discounted Cash Flow Analysis	Interest rate	6.3% - 7.0% (6.5%)
			Loan term (in months)	60 - 120 (90)

Mortgage servicing rights	$1,385	Discounted Cash Flow Analysis	Interest rate	2.6% - 7.9% (4.3%)
			Loan term (in months)	72 - 527 (313)

Other real estate owned	$927	Third-Party Appraisal	Discount of market value	0% - 19.0% (15.4%)
			Estimated marketing costs	0% - 11.5% (9.8%)
			Estimated property maintenance	0% - 2.9% (2.3%)
December 31, 2012:
Impaired loans, net of allowance	$703	Discounted Cash Flow Analysis	Interest rate	6.3% - 7.0% (6.5%)
			Loan term (in months)	60 - 85 (76)

Mortgage servicing rights	$1,009	Discounted Cash Flow Analysis	Interest rate	2.0% - 8.1% (4.6%)
			Loan term (in months)	72 - 458 (323)

Other real estate owned	$4,769	Third-Party Appraisal	Discount of market value	0% - 19.0% (4.0%)
			Estimated marketing costs	4.0% - 8.0% (7.0%)
			Estimated property maintenance	0% - 2.0% (0.4%)
There were no transfers between levels during the nine months ended September 30, 2013 or the year ended December 31, 2012.
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
The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$14,060	$14,060	$23,853	$23,853
Level 2 inputs:
Securities available for sale	452,500	452,500	383,909	383,909
Other investments	20,352	20,352	12,867	12,867
Loans held for sale	1,341	1,401	8,829	9,094
Accrued interest receivable	3,502	3,502	3,340	3,340
Level 3 inputs:
Loans, net	862,654	877,332	735,271	743,463
Mortgage servicing rights	1,385	1,385	1,009	1,009
Interest rate lock commitments	202	202	264	264
Financial liabilities:
Level 2 inputs:
Federal Home Loan Bank advances	$417,000	$415,666	$207,000	$208,216
Other borrowings	7,000	7,000	11,000	11,000
Accrued interest payable	394	394	460	460
Level 3 inputs:
Deposits	802,017	804,917	816,302	820,551
Repurchase agreements	2,000	2,057	8,000	8,091
Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 10 — Subsequent Events
On October 9, 2013, the Company announced its plan to discontinue the purchase of auto loans originated through auto dealerships in order to strengthen the Company’s focus on its commercial, direct retail, and mortgage strategies. In addition to exiting the auto dealer market, the Company further reduced costs by eliminating 24 positions, which is approximately eight percent of the bank’s total workforce. Relative to these changes, the Company expects to record combined charges of approximately $800,000 in employee separation expense in the fourth quarter of 2013.

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
Our principal business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in loans and investments. Our lending activity has focused primarily on mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans (automobile loans referred to us by automobile dealerships), and to a lesser extent, commercial real estate, real estate construction, commercial business, and direct automobile loans. In recent years, we have increased our residential real estate, real estate construction, commercial real estate and commercial business lending while deemphasizing our consumer lending activities.
On October 9, 2013, the Company announced its plan to discontinue the purchase of auto loans originated through auto dealerships in order to further strengthen the Company’s focus on its commercial, direct retail and mortgage lending strategies. In addition, the Company eliminated 24 positions in the auto lending and administrative functions, or approximately eight percent of its total workforce. The Company expects to record employee separation expense of approximately $800,000 during the fourth quarter of 2013 as a result of the workforce reduction.
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
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations, and to a lesser extent municipal obligations, agency bonds and equity securities. At September 30, 2013, our investment securities portfolio had an amortized cost of $451.3 million.
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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012
Assets. Total assets increased $191.0 million, or 15.2%, to $1.45 billion at September 30, 2013 from $1.26 billion at December 31, 2012. The increase was primarily the result of increases in loans, net of the allowance for loan losses and deferred fees and discounts, of $127.4 million, securities available for sale of $68.6 million, bank-owned life insurance of $11.0 million, and the net deferred tax asset of $2.7 million, partially offset by decreases in cash and cash equivalents of $9.8 million, loans held for sale of $7.5 million, and other real estate owned of $3.8 million.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $9.8 million, or 41.1%, to $14.1 million at September 30, 2013 from $23.9 million at December 31, 2012. The decrease in total cash and cash equivalents reflects $398.4 million in cash used to originate loans, $210.0 million in cash used to purchase securities classified as available for sale, a $14.3 million net decrease in deposits, $10.0 million in cash used to purchase bank-owned life insurance, and $10.0 million in cash used to repay other borrowings. These decreases were partially offset by $225.7 million in cash received from loan principal repayments, a $210.0 million net increase in Federal Home Loan Bank advances, $84.7 million in proceeds from principal repayments and maturities of securities, $54.2 million of proceeds from the sales of loans, and $46.2 million in proceeds from the sales of securities available for sale. The loans sold during the nine months ended September 30, 2013 consisted of one- to four-family residential real estate loans with terms 15 years or greater. These loans were sold in order to manage our interest rate risk.
Loans held for sale. Loans held for sale decreased $7.5 million, or 84.8%, to $1.3 million at September 30, 2013 from $8.8 million at December 31, 2012. The decrease in loans held for sale was primarily related to reduced processing time of loan sales which resulted in $53.0 million in sales, partially offset by originations of $45.5 million during the nine months ended September 30, 2013.
Securities. Securities classified as available for sale increased $68.6 million, or 17.9%, to $452.5 million at September 30, 2013 from $383.9 million at December 31, 2012. The increase was primarily due to purchases of $210.0 million in securities classified as available for sale, partially offset by principal repayments and maturities of $84.7 million, sales of investment securities of $44.5 million, a decrease in unrealized gains of $9.7 million, and amortization of net premiums on investments of $2.5 million. At September 30, 2013, securities classified as available for sale consisted of government sponsored mortgage-backed securities, government sponsored collateralized mortgage obligations, agency bonds, municipal obligations, and other equity securities.

Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, increased $127.4 million, or 17.3%, to $862.7 million at September 30, 2013 from $735.3 million at December 31, 2012.

	September 30, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
One- to four-family	$258,793	$251,756	$7,037	2.8%
Home equity	19,338	20,863	(1,525)	(7.3)
Commercial real estate	104,847	84,783	20,064	23.7
Real estate construction	69,229	52,245	16,984	32.5
Commercial business	76,294	63,390	12,904	20.4
Automobile, indirect	287,893	221,907	65,986	29.7
Automobile, direct	32,005	27,433	4,572	16.7
Other consumer	15,587	16,707	(1,120)	(6.7)
Total loans	863,986	739,084	124,902	16.9
Other items:
Unearned fees and discounts, net	5,358	3,087	2,271	73.6
Allowance for loan losses	(6,690)	(6,900)	210	(3.0)
Total loans, net	$862,654	$735,271	$127,383	17.3%
The increase in automobile loans (consisting of direct and indirect loans) of $70.6 million, or 28.3%, to $319.9 million at September 30, 2013 from $249.3 million at December 31, 2012, related primarily to our competitive rate structure. Commercial real estate loans increased $20.0 million, or 23.7%, to $104.8 million at September 30, 2013 from $84.8 million at December 31, 2012. The increase in commercial real estate loans was primarily due to $33.2 million of loan originations, partially offset by loan repayments of $13.2 million during the nine months ended September 30, 2013. Real estate construction loans increased $17.0 million, or 32.5%, to $69.2 million at September 30, 2013 from $52.2 million at December 31, 2012, as new construction borrowing demand increased in our market area. Commercial business loans increased $12.9 million, or 20.4%, to $76.3 million at September 30, 2013 from $63.4 million at December 31, 2012. The increase in commercial business loans was primarily due to $41.4 million of loan originations and $12.9 million of increases in lines of credit, partially offset by loan repayments of $40.0 million and a $1.4 million decrease in our participating interest in mortgage warehouse lines of credit with another financial institution during the nine months ended September 30, 2013. One- to four-family residential real estate loans increased $7.0 million, or 2.8%, to $258.8 million at September 30, 2013 from $251.8 million at December 31, 2012. The increase in one- to four-family residential real estate loans was primarily due to originations of $50.5 million, partially offset by repayments of $43.3 million. These increases were partially offset by decreases in home equity loans of $1.5 million, and decreases in other consumer loans of $1.1 million, as these loans are maturing and paying off. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while containing the potential for risk of loss.
Allowance for Loan Losses. The allowance for loan losses decreased $210,000, or 3.0%, to $6.7 million at September 30, 2013 from $6.9 million at December 31, 2012. The allowance for loan losses represented 0.77% and 0.93% of total loans at September 30, 2013 and December 31, 2012, respectively. Included in the allowance for loan losses at September 30, 2013 were specific reserves of $209,000 related to four impaired loans with balances totaling $1.1 million. Impaired loans with balances totaling $14.1 million did not require specific reserves at September 30, 2013. The allowance for loan losses at December 31, 2012 included specific reserves of $278,000 related to three impaired loans with balances totaling $981,000. Impaired loans with balances totaling $19.5 million did not require specific reserves at December 31, 2012. The balance of unimpaired loans increased $130.1 million, or 18.1%, to $848.7 million at September 30, 2013 from $718.6 million at December 31, 2012. The allowance for loan losses related to unimpaired loans decreased $140,000, or 2.1%, to $6.5 million at September 30, 2013 from $6.6 million at December 31, 2012.
The significant changes in the amount of the allowance for loan losses during the nine months ended September 30, 2013 related to: (i) a $633,000 decrease in the allowance for loan losses attributable to unimpaired commercial loans resulting from improvement in loan quality within the commercial portfolio at September 30, 2013 as compared to December 31, 2012 and (ii) a $491,000 increase in the allowance for loan losses attributable to unimpaired consumer loans resulting from a $69.4 million, or 26.1%, increase in unimpaired consumer loans outstanding at September 30, 2013 from December 31, 2012. Management also considered local economic factors and unemployment as well as the higher risk profile of real estate construction and commercial business loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.

Bank-Owned Life Insurance. Bank-owned life insurance increased $11.0 million, or 34.3%, to $43.2 million at September 30, 2013 from $32.2 million at December 31, 2012. The increase in bank-owned life insurance is primarily due to purchases of $10.0 million of life insurance policies on certain key employees to help offset costs associated with the Company’s compensation and benefits programs and to generate competitive investment yields.
Deposits. Deposits decreased $14.3 million, or 1.7%, to $802.0 million at September 30, 2013 from $816.3 million at December 31, 2012.

	September 30, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
Noninterest-bearing demand	$51,209	$47,331	$3,878	8.2%
Interest-bearing demand	140,796	139,976	820	0.6
Savings	105,108	105,946	(838)	(0.8)
Money market	232,144	229,537	2,607	1.1
Certificates of deposit	272,760	293,512	(20,752)	(7.1)
Total deposits	$802,017	$816,302	$(14,285)	(1.7)%
The decrease in deposits was primarily attributable to a decrease in certificates of deposits of $20.8 million, partially offset by increases in noninterest-bearing demand deposits of $3.9 million and money market deposits of $2.6 million. The decrease in certificates of deposits resulted from certificates of deposit that matured and were not renewed. The increase in noninterest-bearing demand deposits was primarily related to growth in commercial deposits. The increase in money market deposits was primarily attributable to increased sales of a cash sweep product.
Borrowings. Federal Home Loan Bank advances increased $210.0 million, or 101.4%, to $417.0 million at September 30, 2013 from $207.0 million at December 31, 2012. The increase in Federal Home Loan Bank advances was attributable to advances of $335.0 million, partially offset by scheduled maturities of $125.0 million during the nine months ended September 30, 2013. Other borrowings decreased $10.0 million, or 52.6%, to $9.0 million at September 30, 2013 from $19.0 million at December 31, 2012, due to the maturity and repayment of $6.0 million of repurchase agreements that occurred in January 2013 and a decrease in overnight borrowings of $4.0 million.
Stockholders’ Equity. At September 30, 2013, our stockholders’ equity was $206.3 million, an increase of $725,000, or 0.4%, from $205.6 million at December 31, 2012.

	September 30, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
Common stock	$115	$114	$1	0.9%
Additional paid-in capital	108,741	106,684	2,057	1.9%
Unallocated ESOP shares	(8,094)	(8,379)	285	(3.4)%
Retained earnings	106,680	101,877	4,803	4.7%
Accumulated other comprehensive (loss) income	(1,139)	5,282	(6,421)	(121.6)%
Total stockholders’ equity	$206,303	$205,578	$725	0.4%
The increase in stockholders’ equity was primarily due to net income of $4.8 million for the nine months ended September 30, 2013, share-based compensation expense of $1.5 million, and ESOP compensation expense of $685,000 during the nine months ended September 30, 2013. This increase was partially offset by other comprehensive losses resulting from a decrease in unrealized gains on available for sale securities of $6.4 million after tax, partially due to the sale of $44.5 million in investment securities that resulted in a realized gain of $1.7 million for the nine months ended September 30, 2013.
Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012
General. Net income decreased $100,000, or 4.4%, to $2.2 million for the three months ended September 30, 2013 from $2.3 million for the prior year period. The decrease in net income reflected an increase in noninterest expense of $1.2 million and a decrease in noninterest income of $907,000, partially offset by an increase in net interest income of $1.6 million and a decrease in the provision for loan losses of $350,000.

Interest Income. Interest income increased $937,000, or 7.5%, to $13.4 million for the three months ended September 30, 2013 from $12.5 million for the three months ended September 30, 2012. The increase resulted primarily from the recognition of $1.3 million of interest income on a non-performing loan that paid off in July 2013. Excluding this $1.3 million of interest income, total interest income decreased $320,000, primarily due to a 29 basis point decrease in the average yield on interest-earning assets, to 3.84% for the three months ended September 30, 2013 from 4.13% for the three months ended September 30, 2012, partially offset by an increase in the average balance of interest-earning assets of $56.5 million, or 4.7%, to $1.27 billion for the three months ended September 30, 2013 from $1.21 billion for the three months ended September 30, 2012. The increase in our average balance of interest-earning assets during the three months ended September 30, 2013 as compared to the prior year period was due to an increase in the volume of originations of new loans.

	Three Months Ended September 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Interest income:
Loans, including fees	$11,097	$9,753	$1,344	13.8%
Securities—taxable	2,335	2,742	(407)	(14.8)
Securities—nontaxable	—	—	—	—
Total interest income	$13,432	$12,495	$937	7.5%
The increase in interest income on loans of $1.3 million was primarily due to the recognition of $1.3 million of interest income on a non-performing loan that was paid off in July 2013. Excluding this $1.3 million of interest income, interest income on loans increased $87,000 for the three months ended September 30, 2013 compared to the prior year period. The increase in interest income on loans was due to an increase in the average balance of our loan portfolio of $90.8 million, or 12.1%, to $841.9 million for the three months ended September 30, 2013 from $751.1 million for the three months ended September 30, 2012, partially offset by a decrease in the average yield on our loan portfolio of 51 basis points to 4.68% for the three months ended September 30, 2013 from 5.19% for the three months ended September 30, 2012.
The decrease in interest income on investment securities of $407,000 resulted primarily from a $35.6 million, or 8.1%, decrease in the average balance of our securities portfolio to $404.0 million for the three months ended September 30, 2013 from $439.6 million for the three months ended September 30, 2012, primarily due to sales, principal repayments, and maturities of securities. In addition to the decrease in the average balance of our securities portfolio, the average yield on our securities portfolio decreased 18 basis points to 2.29% for the three months ended September 30, 2013 from 2.47% for the three months ended September 30, 2012.
Interest Expense. Interest expense decreased by $684,000, or 27.2%, to $1.8 million for the three months ended September 30, 2013 from $2.5 million for the three months ended September 30, 2012.

	Three Months Ended September 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Interest expense:
Deposits	$1,181	$1,530	$(349)	(22.8)%
Borrowed funds	646	981	(335)	(34.1)
Total interest expense	$1,827	$2,511	$(684)	(27.2)%
The decrease in interest expense on deposits of $349,000 resulted from a decrease in the average rate we paid on deposits and a decrease in the average balance of interest-bearing deposits. The average rate we paid decreased 17 basis points to 0.63% for the three months ended September 30, 2013 from 0.80% for the three months ended September 30, 2012, as we were able to reprice our deposits lower as market interest rates declined. The average balance of interest-bearing deposits decreased $12.7 million, or 1.7%, to $751.0 million for the three months ended September 30, 2013 from $763.7 million for the three months ended September 30, 2012. The decrease in the average balance of our interest-bearing deposits was primarily due to decreases in the average balances of our certificates of deposit, partially offset by increases in the average balances of our interest-bearing demand accounts and savings accounts.

Interest expense on certificates of deposit decreased $329,000, or 24.4%, to $1.0 million for the three months ended September 30, 2013 from $1.3 million for the three months ended September 30, 2012. The average balance of certificates of deposit decreased $19.4 million, or 6.6%, to $276.8 million for the three months ended September 30, 2013 from $296.2 million for the three months ended September 30, 2012. In addition, the average rate paid on certificates of deposit decreased 35 basis points to 1.47% for the three months ended September 30, 2013 from 1.82% for the three months ended September 30, 2012, reflecting the continuing low market interest rate environment.
The decrease in interest expense on borrowed funds of $335,000 resulted primarily from a 61 basis point decrease in the average rate paid on borrowed funds to 0.73% for the three months ended September 30, 2013 from 1.34% for the three months ended September 30, 2012, partially offset by an increase of $58.9 million, or 20.1%, in the average balance of borrowed funds to $352.6 million for the three months ended September 30, 2013 from $293.7 million for the three months ended September 30, 2012.
Net Interest Income. Net interest income increased by $1.6 million, or 16.2%, to $11.6 million for the three months ended September 30, 2013 from $10.0 million for the prior year period. Our interest rate spread increased 40 basis points to 3.58% for the three months ended September 30, 2013 from 3.18% for the three months ended September 30, 2012. Our net interest margin increased 36 basis points to 3.66% for the three months ended September 30, 2013 from 3.30% for the three months ended September 30, 2012. These increases in net interest income, the net interest margin, and the interest rate spread resulted primarily from the recognition of $1.3 million of interest income on a non-performing loan that paid off in July 2013. Excluding this $1.3 million of interest income, net interest income increased $364,000, primarily due to an increase of $91.4 million, or 12.2%, in the average balance of our loan portfolio to $842.5 million for the three months ended September 30, 2013 from $751.1 million for the three months ended September 30, 2012, a 35 basis point decrease in the average rate we paid on certificates of deposit to 1.47% for the three months ended September 30, 2013 from 1.82% for the three months ended September 30, 2012, and a 61 basis point decrease in the average rate paid on borrowed funds to 0.73% for the three months ended September 30, 2013 from 1.34% for the three months ended September 30, 2012. Excluding the $1.3 million of interest income on the non-performing loan, the net interest rate spread remained constant at 3.18% and the net interest margin decreased three basis points to 3.27%.
Provision for Loan Losses. We recorded a provision for loan losses of $200,000 for the three months ended September 30, 2013 compared to $550,000 provision for loan losses for the three months ended September 30, 2012. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions, and other factors is performed at each balance sheet date. The allowance for loan losses to total loans receivable decreased to 0.77% at September 30, 2013 from 0.95% at September 30, 2012. Total substandard loans decreased $2.8 million, or 17.5%, to $13.4 million at September 30, 2013 from $16.2 million at September 30, 2012. Total impaired loans decreased $6.6 million, or 30.3%, to $15.3 million at September 30, 2013 from $21.9 million at September 30, 2012. Total loans increased $131.7 million, or 18.0%, to $864.0 million at September 30, 2013 from $732.3 million at September 30, 2012.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either September 30, 2013 or September 30, 2012. At September 30, 2013, non-performing loans totaled $5.9 million, or 0.69%, of total loans, compared to $8.4 million, or 1.14%, of total loans, at September 30, 2012. The allowance for loan losses as a percentage of non-performing loans increased to 112.70% at September 30, 2013 from 87.45% at September 30, 2012.
Noninterest Income. Noninterest income decreased $907,000, or 19.3%, to $3.8 million for the three months ended September 30, 2013 from $4.7 million for the three months ended September 30, 2012.

	Three Months Ended September 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$2,349	$2,263	$86	3.8%
Net gains on sales of loans	405	941	(536)	(57.0)
Net gains on sales of securities available for sale	—	762	(762)	100.0
Net gains on sales of premises and equipment	—	(1)	1	100.0
Net gains (losses) on sales of repossessed assets	20	(91)	111	(122.0)
Commissions	462	341	121	35.5
Increase in cash surrender value of bank-owned life insurance	368	317	51	16.1
Other income	193	172	21	12.2
Total noninterest income	$3,797	$4,704	$(907)	(19.3)%
The decrease in noninterest income was primarily attributable to a $762,000 decrease in net gains on the sales of investments and a $536,000 decrease in net gains on the sales of loans, partially offset by a $121,000 increase in commissions and a net gain on sales of repossessed assets of $20,000 compared to a net loss of $91,000 for the same period in the prior year. The decrease in gains on sales of investment securities is attributable to proceeds from sales of investment securities of $33.9 million in the third quarter of 2012 and $3,000 in the third quarter of 2013. The decrease in gains on sales of loans resulted primarily from a decrease in the volume of loans sold during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in commissions is primarily due to increases in sales of fixed annuity investment products. The decrease in net losses on sales of repossessed assets was due primarily to a $15,000 net gain on the sale of two other real estate owned properties for the three months ended September 30, 2013 compared to a $55,000 net loss on the sale of three other real estate owned properties for the three months ended September 30, 2012.
Noninterest Expense. Noninterest expense increased $1.2 million, or 11.0%, to $11.9 million for the three months ended September 30, 2013 from $10.7 million for the three months ended September 30, 2012.

	Three Months Ended September 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$6,645	$6,059	$586	9.7%
Software and equipment maintenance	719	547	172	31.4
Depreciation of furniture, software, and equipment	394	432	(38)	(8.8)
FDIC insurance	193	211	(18)	(8.5)
Net loss on write-down of other real estate owned	205	41	164	400.0
Real estate owned (income) expense	(29)	47	(76)	(161.7)
Service fees	133	116	17	14.7
Communications costs	258	267	(9)	(3.4)
Other operations expense	775	733	42	5.7
Occupancy	959	1,004	(45)	(4.5)
Professional and outside services	1,145	1,063	82	7.7
Loan servicing	281	44	237	538.6
Marketing	212	144	68	47.2
Total noninterest expense	$11,890	$10,708	$1,182	11.0%
The increase in noninterest expense was primarily attributable to a $586,000 increase in salaries and benefits expense, a $237,000 increase in loan servicing costs, a $172,000 increase in software and equipment maintenance, and a $164,000 increase in the net loss on write-down of other real estate owned. The increase in salaries and benefits expense was due primarily to a $312,000 increase in health insurance expense due to unfavorable medical claims experience and a $213,000 increase in equity incentive plan expenses. The increase in loan servicing costs was due primarily to a $228,000 increase in the accrued liability for credit losses on loan commitments due to a $57.4 million increase in unfunded commitments at September 30, 2013 compared to September 30, 2012. The increase in software and equipment maintenance expense resulted primarily from the addition of new software related to our enhanced E-banking and mobile banking services as well as higher costs on renewals of existing maintenance contracts. The increase in the net loss on write-down of other real estate owned expense resulted primarily from two other real estate owned properties that were written down for a total of $205,000 during the quarter ended September 30, 2013, compared to the write-down of two properties for a total of $41,000 in write-downs during the quarter ended September 30, 2012.
Income Tax Expense. Income tax expense remained relatively unchanged at $1.1 million for the three months ended September 30, 2013 and September 30, 2012 which reflected an effective tax rate of 33.70% for the three months ended September 30, 2013 and an effective tax rate of 33.06% for the three months ended September 30, 2012.
Analysis of Net Interest Income — Three Months Ended September 30, 2013 and 2012
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$842,492	$11,097	5.27%	$751,068	$9,753	5.19%
Investment securities available for sale	403,988	2,316	2.29	439,636	2,718	2.47
Cash and cash equivalents	3,553	2	0.23	4,920	5	0.41
Other	17,359	17	0.39	15,306	19	0.50
Total interest-earning assets (2)	1,267,392	13,432	4.24	1,210,930	12,495	4.13
Noninterest-earning assets	109,093			105,191
Total assets	$1,376,485			$1,316,121
Interest-bearing liabilities:
Interest-bearing demand	$140,172	$22	0.06%	$134,473	$30	0.09%
Savings accounts	105,794	12	0.05	104,711	15	0.06
Money market accounts	228,231	130	0.23	228,258	139	0.24
Certificates of deposit	276,817	1,017	1.47	296,217	1,346	1.82
Total interest-bearing deposits	751,014	1,181	0.63	763,659	1,530	0.80
Federal Home Loan Bank advances	338,793	627	0.74	263,783	721	1.09
Other secured borrowings	13,841	19	0.55	29,917	260	3.48
Total interest-bearing liabilities	1,103,648	1,827	0.66	1,057,359	2,511	0.95
Noninterest-bearing liabilities(3)	68,878			54,557
Total liabilities	1,172,526			1,111,916
Equity	203,959			204,205
Total liabilities and equity	$1,376,485			$1,316,121
Net interest income		$11,605			$9,984
Interest rate spread (2) (4)			3.58%			3.18%
Net interest-earning assets (5)	$163,744			$153,571
Net interest margin (2) (6)			3.66%			3.30%
Average interest-earning assets to interest-bearing liabilities	114.84%			114.52%
_______________________

(1)	Annualized.

(2)
Yields on loans and total interest-earning assets, the interest rate spread and the net interest margin include the effects of $1.3 million of non-accrual interest income recorded during the quarter ended September 30, 2013. The yields on loans and total interest-earning assets would have been 4.68% and 3.84%, respectively, excluding this non-accrual interest income. In addition, the interest rate spread would have been 3.18% and the net interest margin would have been 3.27%.

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

	Three Months Ended September 30, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,187	$157	$1,344
Investment securities available for sale	(220)	(182)	(402)
Cash and cash equivalents	(1)	(2)	(3)
Other	3	(5)	(2)
Total interest-earning assets	$969	$(32)	$937
Interest-bearing liabilities:
Interest-bearing demand	$1	$(9)	$(8)
Savings accounts	—	(3)	(3)
Money market accounts	—	(9)	(9)
Certificates of deposit	(88)	(241)	(329)
Total interest-bearing deposits	(87)	(262)	(349)
Federal Home Loan Bank advances	205	(299)	(94)
Other secured borrowings	(140)	(101)	(241)
Total interest-bearing liabilities	$(22)	$(662)	$(684)
Change in net interest income	$991	$630	$1,621
Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012
General. Net income increased $264,000, or 5.8%, to $4.8 million for the nine months ended September 30, 2013 from $4.5 million for the prior year period. The increase in net income for the nine months ended September 30, 2013 reflected a decrease in interest expense of $2.7 million and an increase in noninterest income of $1.5 million, partially offset by a decrease in interest income of $2.6 million and an increase in noninterest expense of $1.2 million.
Interest Income. Interest income decreased $2.6 million, or 6.7%, to $35.9 million for the nine months ended September 30, 2013 from $38.5 million for the nine months ended September 30, 2012. The decrease resulted from decreases in average yield and average balance of interest-earning assets. The average yield on interest-earning assets decreased 16 basis points to 3.98% for the nine months ended September 30, 2013 from 4.14% for the nine months ended September 30, 2012. The average balance of interest-earning assets decreased $35.9 million, or 2.9%, to $1.20 billion for the nine months ended September 30, 2013 from $1.24 billion for the nine months ended September 30, 2012. The decrease in our average yield on interest-earning assets during the nine months ended September 30, 2013 as compared to the prior year period was due to the sustained low short-term market interest rate environment.

	Nine Months Ended September 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Interest income:
Loans, including fees	$29,263	$29,139	$124	0.4%
Securities—taxable	6,613	9,331	(2,718)	(29.1)
Securities—nontaxable	1	—	1	—
Total interest income	$35,877	$38,470	$(2,593)	(6.7)%
The increase in interest income on loans of $124,000 was due to the recognition of $1.3 million of interest income on a non-performing loan that paid off in July 2013. Excluding this $1.3 million of interest income results in a $1.2 million decrease in interest income on loans for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease resulted primarily from a decrease in the average yield on our loan portfolio of 57 basis points to 4.75% for the nine months ended September 30, 2013 from 5.32% for the nine months ended September 30, 2012, partially offset by an increase in the average balance of loans of $57.0 million, or 7.8%, to $786.7 million for the nine months ended September 30, 2013 from $729.7 million for the nine months ended September 30, 2012.
Interest income on investment securities decreased $2.7 million, or 29.1%, to $6.6 million for the nine months ended September 30, 2013 from $9.3 million for the nine months ended September 30, 2012. The decrease resulted primarily from decreases in the average balance and average yield of our securities portfolio. The average balance of our securities portfolio decreased $93.9 million, or 19.2%, to $395.7 million for the nine months ended September 30, 2013 from $489.6 million for the nine months ended September 30, 2012, due to sales, redemptions and maturities of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations. The average yield on our securities portfolio decreased 31 basis points to 2.21% for the nine months ended September 30, 2013 from 2.52% for the nine months ended September 30, 2012.
Interest Expense. Interest expense decreased by $2.7 million, or 32.0%, to $5.9 million for the nine months ended September 30, 2013 from $8.6 million for the nine months ended September 30, 2012.

	Nine Months Ended September 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Interest expense:
Deposits	$4,028	$4,781	$(753)	(15.7)%
Borrowed funds	1,832	3,831	(1,999)	(52.2)
Total interest expense	$5,860	$8,612	$(2,752)	(32.0)%
The decrease in interest expense on deposits of $753,000 resulted from a decrease in the average rate we paid on deposits and a decrease in the average balance of interest-bearing deposits. The average rate we paid decreased 12 basis points to 0.71% for the nine months ended September 30, 2013 from 0.83% for the nine months ended September 30, 2012, as we were able to reprice our deposits lower as market interest rates declined. The average balance of interest-bearing deposits decreased $10.6 million, or 1.4%, to $759.4 million for the nine months ended September 30, 2013 from $770.0 million for the nine months ended September 30, 2012. The decrease in the average balance of our interest-bearing deposits was primarily due to decreases in the average balances of our savings accounts and certificates of deposit, partially offset by increases in the average balances of our money market accounts and interest-bearing demand accounts. This shift in deposit composition also contributed to the decrease in the average rate paid on deposits.
Interest expense on certificates of deposit decreased $680,000, or 16.2%, to $3.5 million for the nine months ended September 30, 2013 from $4.2 million for the nine months ended September 30, 2012. The average rate paid on certificates of deposit decreased 20 basis points to 1.64% for the nine months ended September 30, 2013 from 1.84% for the nine months ended September 30, 2012, reflecting the continuing low market interest rate environment. In addition, the average balance of certificates of deposit decreased $18.6 million, or 6.1%, to $286.2 million for the nine months ended September 30, 2013 from $304.8 million for the nine months ended September 30, 2012.

The decrease in interest expense on borrowed funds of $2.0 million resulted primarily from a decrease of $35.1 million, or 11.1%, in the average balance of borrowed funds to $280.6 million for the nine months ended September 30, 2013 from $315.7 million for the nine months ended September 30, 2012. In addition, the average rate paid on borrowed funds decreased 75 basis points to 0.87% for the three months ended September 30, 2013 from 1.62% for the nine months ended September 30, 2012.
Net Interest Income. Net interest income increased by $159,000, or 0.5%, to $30.0 million for the nine months ended September 30, 2013 from $29.9 million for the prior year period. Our net interest margin increased 12 basis points to 3.33% for the nine months ended September 30, 2013 from 3.21% for the nine months ended September 30, 2012. The increase in net interest margin was primarily attributable to a $45.8 million, or 4.2%, decrease in the average balance of interest bearing liabilities to $1.04 billion for the nine months ended September 30, 2013 from $1.09 billion for the nine months ended September 30, 2012. Our interest rate spread increased 15 basis point to 3.23% for the nine months ended September 30, 2013 from 3.08% for the nine months ended September 30, 2012.
Provision for Loan Losses. We recorded a provision for loan losses of $1.8 million for the nine months ended September 30, 2013 compared to a provision for loan losses of $2.0 million for the nine months ended September 30, 2012. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. Net charge-offs decreased $142,000 to $2.0 million for the nine months ended September 30, 2013 from $2.2 million for the nine months ended September 30, 2012. Annualized net charge-offs as a percentage of average loans outstanding was 0.51% for the nine months ended September 30, 2013 compared to 0.59% for the nine months ended September 30, 2012. The allowance for loan losses to total loans decreased to 0.77% at September 30, 2013 from 0.99% at September 30, 2012. Total substandard loans decreased $2.8 million, or 17.5%, to $13.4 million at September 30, 2013 from $16.2 million at September 30, 2012. Total impaired loans decreased $6.6 million, or 30.3%, to $15.3 million at September 30, 2013 from $21.9 million at September 30, 2012. Total loans increased $131.7 million, or 18.0%, to $864.0 million at September 30, 2013 from $732.3 million at September 30, 2012.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either September 30, 2013 or September 30, 2012. At September 30, 2013, non-performing loans totaled $5.9 million, or 0.69% of total loans, compared to $8.4 million, or 1.14% of total loans, at September 30, 2012. The allowance for loan losses as a percentage of non-performing loans increased to 112.70% at September 30, 2013 from 87.45% at September 30, 2012.
Noninterest Income. Noninterest income increased $1.5 million, or 13.1%, to $13.0 million for the nine months ended September 30, 2013 from $11.5 million for the nine months ended September 30, 2012.

	Nine Months Ended September 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$6,795	$6,541	$254	3.9%
Net gains on sales of loans	1,427	1,761	(334)	(19.0)
Net gains on sales of securities available for sale	1,701	860	841	100.0
Net gains on sales of premises and equipment	344	—	344	100.0
Net gains (losses) on sales of repossessed assets	17	(65)	82	(126.2)
Commissions	1,067	1,080	(13)	(1.2)
Increase in cash surrender value of bank-owned life insurance	1,051	854	197	23.1
Other income	640	497	143	28.8
Total noninterest income	$13,042	$11,528	$1,514	13.1%
The increase was primarily attributable to a $841,000 increase in net gains on sales of investment securities, a $344,000 increase in net gains on sales of premises and equipment, and a $254,000 increase in service charges and other fees, partially offset by a $334,000 decrease in the net gains on sales of loans. The increase in gains on sales of investment securities was attributable to sales of $44.5 million of securities available for sale with gross realized gains of $1.7 million for the nine months ended September 30, 2013 compared to sales of $59.6 million of securities available for sale with gross realized gains of $860,000 for the nine months ended September 30, 2012. The increase in gains on sales of premises and equipment resulted primarily from the sale of land adjacent to one of our branch locations during the nine months ended September 30, 2013. The increase in service charges and other fees was due primarily to a decrease in mortgage servicing rights impairment of $421,000 during the nine months ended September 30, 2013 compared to same period in the prior year. This decrease was due to declines in prepayment speeds resulting from declines in the volume of mortgage loan refinancing. The decrease in gains on sales of loans resulted primarily from less favorable pricing on loans sold due to rising interest rates during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
Noninterest Expense. Noninterest expense increased $1.2 million, or 3.7%, to $33.9 million for the nine months ended September 30, 2013 from $32.7 million for the nine months ended September 30, 2012.

	Nine Months Ended September 30,		Dollar change	Percent change
	2013	2012
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$19,442	$18,226	$1,216	6.7%
Software and equipment maintenance	2,025	1,765	260	14.7
Depreciation of furniture, software, and equipment	1,222	1,321	(99)	(7.5)
FDIC insurance	522	635	(113)	(17.8)
Net loss on write-down of other real estate owned	227	773	(546)	(70.6)
Real estate owned (income) expense	(64)	135	(199)	(147.4)
Service fees	373	353	20	5.7
Communications costs	731	806	(75)	(9.3)
Other operations expense	2,341	2,296	45	2.0
Occupancy	2,884	2,918	(34)	(1.2)
Professional and outside services	3,185	2,919	266	9.1
Loan servicing	513	205	308	150.2
Marketing	520	362	158	43.6
Total noninterest expense	$33,921	$32,714	$1,207	3.7%
The increase in noninterest expense was primarily due to a $1.2 million increase in salaries and benefits expense and a $308,000 increase in loan servicing expense, partially offset by a $546,000 decrease in the net loss on write-down of other real estate owned. The increase in salaries and benefits expense was due primarily to a $581,000 increase in health insurance expense due to unfavorable medical claims experience, a $334,000 increase in equity incentive plan expenses, and a $257,000 increase in salaries expense due in part to annual salary increases implemented at the beginning of 2013. The increase in loan servicing costs was primarily due to a $239,000 increase in the accrued liability for credit losses on loan commitments due to a $57.4 million increase in unfunded commitments at September 30, 2013 compared to September 30, 2012. The decrease in the net loss on write-down of other real estate owned expense resulted from 11 properties that were written down for a total $733,000 during the nine months ended September 30, 2012 while four other real estate owned properties were written down for a total of $227,000 during the nine months ended September 30, 2013.
Income Tax Expense. During the nine months ended September 30, 2013, we recognized income tax expense of $2.5 million, reflecting an effective tax rate of 34.55%, compared to income tax expense of $2.2 million, reflecting an effective tax rate of 32.48%, for the nine months ended September 30, 2012. The increase in the effective tax rate was primarily due to an increase in the nondeductible expenses.

Analysis of Net Interest Income — Nine Months Ended September 30, 2013 and 2012
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Nine Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$789,284	$29,263	4.94%	$729,664	$29,139	5.32%
Investment securities available for sale	395,671	6,555	2.21	489,578	9,257	2.52
Cash and cash equivalents	3,324	7	0.28	5,092	16	0.42
Other	14,770	52	0.47	14,650	58	0.53
Total interest-earning assets	1,203,049	35,877	3.98	1,238,984	38,470	4.14
Noninterest-earning assets	107,012			100,644
Total assets	$1,310,061			$1,339,628
Interest-bearing liabilities:
Interest-bearing demand	$140,158	$77	0.07%	$134,041	$90	0.09%
Savings accounts	105,404	36	0.05	126,987	100	0.10
Money market accounts	227,601	400	0.23	204,189	396	0.26
Certificates of deposit	286,206	3,515	1.64	304,795	4,195	1.84
Total interest-bearing deposits	759,369	4,028	0.71	770,012	4,781	0.83
Federal Home Loan Bank advances	266,463	1,769	0.89	261,896	2,098	1.07
Other secured borrowings	14,108	63	0.60	53,842	1,733	4.29
Total interest-bearing liabilities	1,039,940	5,860	0.75	1,085,750	8,612	1.06
Noninterest-bearing liabilities(2)	64,571			51,642
Total liabilities	1,104,511			1,137,392
Equity	205,550			202,236
Total liabilities and equity	$1,310,061			$1,339,628
Net interest income		$30,017			$29,858
Interest rate spread (3)			3.23%			3.08%
Net interest-earning assets (4)	$163,109			$153,234
Net interest margin (5)			3.33%			3.21%
Average interest-earning assets to interest-bearing liabilities	115.68%			114.11%
_______________________

(1)	Annualized.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$2,381	$(2,257)	$124
Investment securities available for sale	(1,776)	(926)	(2,702)
Cash and cash equivalents	(6)	(3)	(9)
Other	—	(6)	(6)
Total interest-earning assets	$599	$(3,192)	$(2,593)
Interest-bearing liabilities:
Interest-bearing demand	$4	$(17)	$(13)
Savings accounts	(17)	(47)	(64)
Money market accounts	45	(41)	4
Certificates of deposit	(256)	(424)	(680)
Total interest-bearing deposits	(224)	(529)	(753)
Federal Home Loan Bank advances	37	(366)	(329)
Other secured borrowings	(1,279)	(391)	(1,670)
Total interest-bearing liabilities	$(1,466)	$(1,286)	$(2,752)
Change in net interest income	$2,065	$(1,906)	$159

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $14.1 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $452.5 million at September 30, 2013. On that date, we had $417.0 million in Federal Home Loan Bank advances, with the ability to borrow an additional $196.4 million.
Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At September 30, 2013, we had $113.0 million in commitments to extend credit. Included in these commitments to extend credit were $102.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2013 totaled $160.4 million, or 20.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on unfavorable market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Generally, our primary investing activity is originating loans. During the nine months ended September 30, 2013, we originated $398.4 million of loans. In addition, we purchased $210.0 million of securities classified as available for sale during the nine months ended September 30, 2013.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances and other borrowings. Total deposits decreased $14.3 million for the nine months ended September 30, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we may utilize our borrowing agreements with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances increased by $210.0 million for the nine months ended September 30, 2013. At September 30, 2013, we had the ability to borrow up to $620.6 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $55.0 million in federal funds lines with other financial institutions at September 30, 2013. We also have a line of credit with the Federal Reserve Bank of Dallas, which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At September 30, 2013, the borrowing limit for this line of credit was $305.6 million.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at September 30, 2013 and December 31, 2012 without giving effect to the final Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013 and by the Office of the Comptroller of the Currency on July 9, 2013.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated as of September 30, 2013
Total risk-based capital to risk-weighted assets	$211,266	22.29%	$75,825	8.00%	$94,781	10.00%
Tier I risk-based capital to risk-weighted assets	204,125	21.54%	37,912	4.00%	56,869	6.00%
Tier I (Core) capital to adjusted total assets	204,125	14.13%	57,803	4.00%	72,253	5.00%
OmniAmerican Bank as of September 30, 2013
Total risk-based capital to risk-weighted assets	$193,657	20.43%	$75,831	8.00%	$94,788	10.00%
Tier I risk-based capital to risk-weighted assets	186,516	19.68%	37,915	4.00%	56,873	6.00%
Tier I (Core) capital to adjusted total assets	186,516	12.91%	57,806	4.00%	72,257	5.00%
Consolidated as of December 31, 2012
Total risk-based capital to risk-weighted assets	$203,734	25.47%	$63,997	8.00%	$79,996	10.00%
Tier I risk-based capital to risk-weighted assets	196,435	24.56%	31,998	4.00%	47,998	6.00%
Tier I (Core) capital to adjusted total assets	196,435	15.67%	50,140	4.00%	62,674	5.00%
OmniAmerican Bank as of December 31, 2012
Total risk-based capital to risk-weighted assets	$185,856	23.23%	$64,003	8.00%	$80,004	10.00%
Tier I risk-based capital to risk-weighted assets	178,557	22.32%	32,002	4.00%	48,002	6.00%
Tier I (Core) capital to adjusted total assets	178,557	14.24%	50,143	4.00%	62,678	5.00%

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$251,167	$159,500	$8,333	$—	$419,000
Operating leases	595	1,071	1,010	1,032	3,708
Certificates of deposit	160,378	78,510	33,771	101	272,760
Total contractual obligations	$412,140	$239,081	$43,114	$1,133	$695,468
Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$10,750	$—	$—	$—	$10,750
Unused lines of credit (2)	—	—	—	—	102,232
Total loan commitments	$10,750	$—	$—	$—	$112,982
Total contractual obligations and loan commitments	$422,890	$239,081	$43,114	$1,133	$808,450
_______________________

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

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

The table below sets forth, as of September 30, 2013, our calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at September 30, 2013:

At September 30, 2013
				NPV as a Percentage of
				Present Value of Assets(3)		Net Interest Income
							Increase (Decrease) in
Change in		Estimated Increase			Increase	Estimated	Estimated Net Interest
Interest Rates	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)
+300	$255,681	$(11,679)	(4.37)%	17.12%	(36)	$37,910	$(4,773)	(11.18)%
+200	261,781	(5,579)	(2.09)%	17.36%	(12)	38,981	(3,702)	(8.67)%
+100	265,649	(1,711)	(0.64)%	17.48%	—	39,924	(2,759)	(6.46)%
—	267,360	—	—	17.48%	—	42,683	—	—
-100	259,540	(7,820)	(2.92)%	16.99%	(49)	38,141	(4,542)	(10.64)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2013, in the event of a 200 basis point increase in interest rates, we would experience a 2.09% decrease in NPV. In the event of a 100 basis point decrease in interest rates, we would experience a 2.92% decrease in NPV.
Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates. As of September 30, 2013, using our internal interest rate risk model, we estimated that our net interest income for the nine months ended September 30, 2013 would decrease by 8.67% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 10.64% in the event of an instantaneous 100 basis point decrease in market interest rates.
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

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2013.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Cost Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (2)
July 1, 2013 through July 31, 2013	405	$23.90	—	411,469
August 1, 2013 through August 31, 2013	—	—	—	411,469
September 1, 2013 through September 30, 2013	—	—	—	411,469
Total	405	$23.90	—	411,469
______________________

(1)
Consists of 405 shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under our 2011 Executive Stock Incentive Plan. The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

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

OMNIAMERICAN BANCORP, INC.
(Registrant)

Date: November 1, 2013	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: November 1, 2013	/s/ Deborah B. Wilkinson
Deborah B. Wilkinson
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Tim Carter, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

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