Form 10-K
period 2013-12-31
OmniAmerican Bancorp, Inc.
filed 2014-03-07
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑
As of March 3, 2014, there were issued and outstanding 11,460,654 shares of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013 was $220,319,364.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant	Part III

OmniAmerican Bancorp, Inc.
Annual Report on Form 10-K
For The Year Ended
December 31, 2013

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

On January 20, 2010, we completed the mutual-to-stock conversion of the Bank and initial public stock offering of the Company. The Company sold 11,902,500 shares raising $119.0 million in gross proceeds. The Company received net proceeds from the offering of $115.5 million and loaned $9.5 million to the Bank’s Employee Stock Purchase Plan to enable it to purchase 952,200 shares of common stock in the offering. The Company contributed $86.6 million of the remaining net proceeds of $106.0 million to the Bank and the remainder was retained by the Company to be utilized for general corporate purposes. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of the Bank. At December 31, 2013, we had consolidated assets of $1.39 billion, loans of $824.9 million, deposits of $813.6 million, and stockholders’ equity of $207.1 million.
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
On October 9, 2013, the Company announced its plan to discontinue the purchase of automobile loans originated through dealerships in order to further strengthen the Company’s focus on its commercial, direct retail and mortgage lending strategies. In addition, the Company eliminated 24 positions in the automobile lending and administrative functions, or approximately eight percent of its total workforce. The Company recorded employee separation expense of approximately $599,000 during the fourth quarter of 2013 as a result of the workforce reduction.
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
In addition to loans, we invest in a variety of investments, primarily government-sponsored mortgage-backed securities and government-sponsored collateralized mortgage obligations (“CMOs”), and to a lesser extent agency bonds, municipal obligations, and equity securities. At December 31, 2013, our investment securities portfolio had an amortized cost of $433.6 million.
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
The Dallas-Fort Worth Metroplex is the largest population center in Texas and the fourth largest in the United States with a population of 6.6 million in 2012. The population in the Dallas-Fort Worth Metroplex grew 1.9% in 2012 from a population of 6.5 million in 2011, exceeding the state and national population increases of 1.5% and 0.7%, respectively, according to the U.S. Census Bureau American Community Survey. Employment in the Dallas-Fort Worth Metroplex rose 2.7% during the year ended December 31, 2013 compared to 2.5% in the state of Texas and 0.8% nationwide. The unemployment rate (not seasonally adjusted) for the Dallas/Fort Worth Metroplex was 5.4% for December 2013, comparing favorably to the state average of 6.0% and the national average of 6.5%. National forecasts of population and economic growth indicate that the Dallas-Fort Worth Metroplex will continue to add residents and jobs well into the future.
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
Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. Based on the most recent branch deposit data provided by the Federal Deposit Insurance Corporation (“FDIC”) (as of June 30, 2013), we ranked ninth in deposit share in Tarrant County, with 2.17% of total deposits, and 27th in deposit share in the Dallas-Fort Worth-Arlington, Texas MSA, with 0.44% of total deposits. Such data does not reflect deposits held by credit unions.
Lending Activities
Our principal lending activity has focused primarily on the origination of mortgage loans secured by residential real estate, consumer loans, consisting primarily of indirect automobile loans, and to a lesser extent, commercial real estate, commercial business, real estate construction, and direct automobile loans. In recent years, we have increased our residential real estate, real estate construction, commercial real estate and commercial business lending while deemphasizing our consumer lending activities.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate loans:
One- to four-family(1)	$262,723	31.77%	$251,756	34.06%	$270,426	39.21%	$271,792	40.60%	$257,265	36.35%
Home equity(2)	17,106	2.07	20,863	2.82	22,074	3.20	26,670	3.98	28,526	4.03
Commercial loans:
Commercial real estate	106,560	12.89	84,783	11.47	87,650	12.71	87,887	13.13	100,985	14.27
Real estate construction	59,648	7.21	52,245	7.07	48,128	6.98	34,502	5.15	36,843	5.20
Commercial business(3)	69,320	8.38	63,390	8.58	36,648	5.32	48,733	7.28	59,325	8.38
Consumer loans:
Automobile, indirect	264,671	32.01	221,907	30.03	184,093	26.69	156,708	23.41	176,775	24.98
Automobile, direct	31,598	3.82	27,433	3.71	23,316	3.38	24,523	3.66	28,722	4.06
Other consumer	15,330	1.85	16,707	2.26	17,354	2.51	18,703	2.79	19,324	2.73
Total loans	826,956	100.00%	739,084	100.00%	689,689	100.00%	669,518	100.00%	707,765	100.00%
Other items:
Unearned fees and discounts, net	4,370		3,087		1,710		(161)		(1,310)
Allowance for loan losses	(6,445)		(6,900)		(7,908)		(8,932)		(8,328)
Total loans, net	$824,881		$735,271		$683,491		$660,425		$698,127
____________________

(1)	Excludes loans held for sale of $1.5 million, $8.8 million, $2.4 million, $861,000, and $241,000 at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

(2)	Included in home equity loans are home equity lines of credit totaling $2.6 million, $2.2 million, $855,000, $886,000, and $1.1 million at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

(3)
Commercial business loans included a participating interest in a mortgage warehouse line of credit with another financial institution with a balance of $13.6 million at December 31, 2012. Our participation in the mortgage warehouse line of credit ended in 2013.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real Estate		Home Equity		Commercial Real Estate		Real Estate Construction		Commercial Business
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2014	$3,736	5.75%	$493	3.85%	$8,395	5.60%	$23,696	4.87%	$21,513	4.47%
2015	713	6.31	92	6.52	12,494	5.55	11,052	4.32	11,432	4.57
2016	1,311	4.04	177	7.34	11,686	4.24	11,044	5.21	19,061	4.91
2017 to 2018	6,388	5.06	762	7.22	33,529	4.58	7,769	4.72	12,910	4.81
2019 to 2023	23,040	4.12	2,552	7.29	15,404	5.61	5,797	4.86	4,404	5.65
2024 to 2028	68,441	4.13	6,050	5.50	18,637	4.02	290	5.86	—	—
2029 and beyond	159,094	5.47	6,980	5.57	6,415	6.27	—	—	—	—
Total	$262,723	4.99%	$17,106	5.85%	$106,560	4.89%	$59,648	4.82%	$69,320	4.74%

	Automobile, Indirect		Automobile, Direct		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2014	$2,318	7.29%	$544	5.15%	$9,948	6.68%	$70,643	5.21%
2015	8,113	7.01	2,119	4.58	794	12.72	46,809	5.37
2016	18,866	6.28	4,940	3.89	1,272	13.60	68,357	5.30
2017 to 2018	132,617	5.12	18,317	3.34	2,389	13.56	214,681	4.95
2019 to 2023	102,757	5.04	5,678	3.26	864	9.95	160,496	4.97
2024 to 2028	—	—	—	—	63	9.52	93,481	4.20
2029 and beyond	—	—	—	—	—	—	172,489	5.50
Total	$264,671	5.25%	$31,598	3.53%	$15,330	8.85%	$826,956	5.06%

The following table sets forth the composition of fixed- and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014. For purposes of the table, adjustable-rate loans include adjustable-rate mortgages with initial fixed-rate periods of three to seven years.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)
Residential real estate loans:
One- to four-family	$221,011	$37,976	$258,987
Home equity	11,478	5,135	16,613
Commercial loans:
Commercial real estate	45,211	52,954	98,165
Real estate construction	9,710	26,242	35,952
Commercial business	35,098	12,709	47,807
Consumer loans:
Automobile, indirect	262,353	—	262,353
Automobile, direct	31,054	—	31,054
Other consumer	5,382	—	5,382
Total loans	$621,297	$135,016	$756,313

One- to Four-Family Residential Real Estate Loans. At December 31, 2013, $262.7 million, or 31.8% of our total loan portfolio, consisted of one- to four-family residential real estate loans. We offer residential real estate loans that conform to Fannie Mae underwriting standards (conforming loans) and non-conforming loans. We generally underwrite our one- to four-family residential real estate loans based on the applicant’s employment and credit history and the appraised value of the subject property. Our loans have fixed rates and adjustable rates, with maturities of up to 30 years, and maximum loan amounts generally of up to $1.0 million. As of December 31, 2013, less than 1% of our one- to four-family residential real estate loans had balances over $1.0 million. At December 31, 2013, fixed-rate one- to four-family residential real estate loans totaled $224.5 million and adjustable-rate one- to four-family residential real estate loans totaled $38.2 million.
We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments and adjustable-rate mortgage loans that provide an initial fixed interest rate for five, seven, or ten years and that amortize over a period up to 30 years. We do not offer discounted or teaser rates on our adjustable-rate mortgage loans.
Our one- to four-family residential real estate loans are generally conforming loans, underwritten according to Fannie Mae guidelines. We originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum general conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which as of December 31, 2013 was generally $417,000 for single-family homes in our market area. At December 31, 2013, 4.9% of our one- to four-family residential real estate loans had principal balances in excess of $417,000. At that date, our average one- to four-family residential real estate loan had a principal balance of approximately $125,000. In the current low interest rate environment, most borrowers have preferred fixed-rate loans to our adjustable-rate loan products. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We only originate fixed-rate jumbo loans with terms of up to 30 years and adjustable-rate jumbo loans with initial fixed-rate periods of five, seven, or ten years and which adjust annually. At December 31, 2013, our largest one- to four-family residential real estate loan had an outstanding balance of $3.1 million, was secured by a single-family residence, and was identified as impaired in 2009. The loan was restructured in October 2009 to reduce the interest rate and was performing in accordance with the restructured terms at December 31, 2013.
We will originate loans with loan-to-value ratios in excess of 80%, provided that, with limited exceptions, the borrowers obtain private mortgage insurance. We generally will not originate loans with a loan-to-value ratio in excess of 95%. As of December 31, 2013, $59.0 million, or 22.5% of our residential loan portfolio, had loan-to-value ratios in excess of 80%.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. We generally retain in our portfolio fixed-rate one- to four-family residential real estate loans with terms less than 15 years. We currently sell most of our long-term, fixed-rate one- to four-family residential real estate loans (terms 15 years or greater) that we originate into the secondary mortgage market to government-sponsored enterprises, such as Fannie Mae, or other purchasers. Such loans are sold without recourse. We generally retain the servicing rights on all loans sold to Fannie Mae in order to generate fee income and reinforce our relationship with our customers. For the year ended December 31, 2013, we received servicing fees of $463,000. As of December 31, 2013, the principal balance of loans serviced for others totaled $189.1 million.
We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from five to ten years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. Generally, the initial change in interest rates on our adjustable-rate mortgage loans cannot exceed two percentage points. Subsequent interest rate changes cannot exceed two percentage points and total interest rate changes cannot exceed six percentage points over the life of the loan.
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
A portion of our one- to four-family residential real estate loan portfolio has higher risk characteristics. We have internally originated and purchased the loans in this portfolio. This portfolio consists of subprime loans (those loans made to borrowers with no established credit scores or credit scores of 660 or less and some additional credit weakness), stated income loans (the reasonableness of which was verified through sources other than the borrower), and interest-only loans (loans which typically provide for the payment of only the interest on the loan for a fixed period of time, thereafter the loan payments adjust to include both principal and interest for the remaining term). At December 31, 2013, the outstanding balance of our subprime one- to four-family residential real estate loans totaled $48.1 million, or 18.3 % of our one- to four-family residential real estate loans and 5.8% of our total loans. Included in this balance are $32.0 million in loans made to borrowers who are resident aliens and have no established credit scores. These loans were originated consistent with our commitment under the Community Reinvestment Act to help provide credit to the low and moderate income segment of our community. At December 31, 2013, the outstanding balance of our one- to four-family residential real estate loans also included $7.7 million of stated income loans and $3.3 million in interest-only loans (of which $1.7 million were also stated income loans). At December 31, 2013, two of our subprime one- to four-family residential real estate loans were over 90 days past due and had been placed on non-accrual status. For the year ended December 31, 2013, one of our subprime loans was foreclosed.

In 2008, we began purchasing one- to four-family residential real estate loans, which included subprime, stated income, and interest-only loans, at a discount to the original principal balance of the loan. As of December 31, 2013, the total outstanding balance of all purchased one- to four-family residential real estate loans was $13.6 million, or 5.2% of our one- to four-family residential real estate loans and 1.7% of our total loans, while the carrying value of such loans, net of purchase discounts, was $11.9 million. Our purchased one- to four-family residential real estate loans included $3.1 million of subprime loans as of December 31, 2013. In addition, these purchased one- to four-family residential real estate loans included $7.3 million of stated income loans and $2.7 million of interest-only loans (of which $1.7 million were also stated income loans). At December 31, 2013, the purchased subprime, stated income, and interest-only loans represented 1.2%, 2.8%, and 1.0%, respectively, of our total one- to four-family residential real estate loans. We did not purchase any loans during the years ended December 31, 2013 and 2012. We may purchase subprime, stated income, and interest-only loans as market conditions permit, and if we are able to obtain the loans at a sufficient discount to the loan balance to compensate us for the added risk associated with such loans.
At December 31, 2013, our internally originated one- to four-family residential loans included $45.0 million of subprime loans, $634,000 of interest-only loans, and $422,000 of stated income loans. These loans represent 17.1%, 0.2%, and 0.2%, respectively, of our total one- to four-family residential real estate loans. We intend to continue to originate these types of loans in the future as market conditions permit.

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
During the year ended December 31, 2013, we had a total of two foreclosures in our one- to four-family residential real estate loan portfolio with principal balances of the foreclosed loans totaling $150,000.
Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 30 years. Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while lines of credit for owner-occupied properties may be underwritten with loan-to-value ratios of 80% of the market value of the single-family residence inclusive of all other debt, and the credit limit cannot exceed 50% of the market value when combined with the principal balance of the existing mortgage loan. Home equity lines of credit are generally originated with adjustable rates of interest. The maximum maturity period is 20 years with a five-year period to draw funds. At the time we close a home equity loan or line of credit, we record a deed of trust to perfect our security interest in the underlying collateral. At December 31, 2013, the outstanding balance of home equity loans totaled $14.5 million, or 1.8% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $2.6 million, or 0.3% of our total loan portfolio.
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
During the year ended December 31, 2013, we had no foreclosures in our home equity loan portfolio.
Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by multi-family residences, retail strip centers, office buildings, industrial buildings, condominiums, hotels, developed lots, and raw land. Loans secured by commercial real estate totaled $106.6 million, or 12.9% of our total loan portfolio, at December 31, 2013, and consisted of 165 loans outstanding with an average loan balance of approximately $646,000 as of December 31, 2013.
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

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential real estate loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. At December 31, 2013, our largest commercial real estate loan had an outstanding balance of $9.2 million, was secured by 4.88 acres of land with a 40,000 square foot retail development and was performing in accordance with its terms as of that date.
Real Estate Construction Loans. We originate real estate construction loans for the construction of single-family residences, multi-family residences, retail strip centers, office buildings, industrial buildings, condominiums, and hotels. Construction loans are offered to individuals for the construction of their personal residences (owner-occupied) and to qualified developers. At December 31, 2013, real estate construction loans totaled $59.6 million, or 7.2% of total loans. At December 31, 2013, the commitment to advance additional amounts on these real estate construction loans totaled $12.7 million.
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
Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. At December 31, 2013, our largest real estate construction loan had an outstanding balance of $7.1 million, was originated to finance the construction of a 26,000 square foot, 46-bed medical care facility and was performing in accordance with its terms as of that date.
Commercial Business Loans. We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes. The terms of these loans generally range from one year to a maximum of 10 years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate as reported in The Wall Street Journal or London InterBank Offered Rate ("LIBOR") and generally with specified floors. At December 31, 2013, we had 165 commercial business loans outstanding with an aggregate balance of $69.3 million, or 8.4% of our total loans. As of December 31, 2013, the average commercial business loan balance was approximately $420,000. At December 31, 2013, we had $987,000 in unsecured commercial business loans.
We have in the past purchased participation interests in shared national credits, which are adjustable-rate loans generally tied to the LIBOR where a larger financial institution serves as the lead lender and credit is extended to a large business secured by business assets or equipment. Historically, the minimum participation amount has been $5.0 million. During 2011, we sold our participation interest in a shared national credit of $4.3 million at a loss of $212,000. We are no longer purchasing interests in shared national credit loans and at December 31, 2013 and 2012, we did not have any remaining interests in shared national credits.
During the year ended December 31, 2012, we began participating in mortgage warehouse lines of credit with another financial institution. At December 31, 2012, the balance related to our participating interest in the mortgage warehouse lines of credit was $13.6 million. Our participation in the mortgage warehouse lines of credit ended in 2013.

Commercial credit decisions are based upon our credit assessment of the borrower and the underlying business. We determine the borrower’s ability to repay in accordance with the proposed terms of the loan and we assess the risks involved. An evaluation is made of the borrower to determine character and capacity to manage the borrower’s business. Personal guarantees of the principals of a borrower are usually obtained. In addition to evaluating the borrower’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the guarantor’s credit history supplement our analysis of the borrower’s creditworthiness. We may also check with other banks and conduct trade investigations. Collateral supporting a secured transaction is also analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential real estate loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with an appropriate deposit relationship. At December 31, 2013, our largest commercial business loan had an outstanding balance of $9.6 million, was secured by equipment and was performing in accordance with its terms as of that date.
Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by savings deposits. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market areas. Most of our consumer loans are secured by automobiles. At December 31, 2013, our consumer loan portfolio totaled $311.6 million, or 37.7% of our total loan portfolio. Automobile loans totaled $296.3 million at December 31, 2013, or 35.8% of our total loan portfolio, with $264.7 million in indirect loans and $31.6 million in direct loans.
We originated automobile loans on a indirect basis until October 2013 when we discontinued our indirect lending program. Prior to the termination of the program, we acquired our indirect automobile loans from approximately 102 dealers located primarily in our market area under an arrangement providing for a premium for any amount over the interest rate to be paid to the referring dealer. We continue to originate automobile loans on a direct basis. Approximately 51.7% of the aggregate principal balance of our automobile loan portfolio as of December 31, 2013 was for new vehicles and the remainder was for used vehicles. The weighted-average original term to maturity of our automobile loan portfolio at December 31, 2013 was five years and eight months. The average outstanding balance of our automobile loans for the year ended December 31, 2013 was $18,781 and the average credit score was 727. More than 96.8% of the aggregate principal balance of our automobile loan portfolio as of December 31, 2013 consisted of loans to borrowers with mailing addresses in the State of Texas.
Under the indirect lending program in place prior to October 2013, each dealer that originated automobile loans made representations and warranties with respect to our security interests in the related financed vehicles in a separate dealer agreement with us. These representations and warranties did not relate to the creditworthiness of the borrowers or the collectability of the loan. The dealers were also responsible for ensuring that our security interest in the financed vehicles was perfected.
Each automobile loan requires the borrower to keep the financed vehicle fully insured against loss or damage by fire, theft, and collision. The dealer agreements required the dealers to represent that adequate physical damage insurance (collision and comprehensive) was in effect at the time the related loan was originated and financed by us. In addition, we have the right to force place insurance coverage (supplemental insurance taken out by OmniAmerican Bank) in the event the required physical damage insurance on an automobile is not maintained by the borrower. Nevertheless, there can be no assurance that each financed vehicle will continue to be covered by physical damage insurance provided by the borrower during the entire term during which the related loan is outstanding.
The borrower’s credit score is the principal factor used in determining the interest rate on the loan. Our underwriting procedure evaluates information relating to the borrower and supplied by the borrower on the credit application combined with information provided by credit reporting agencies and the amount to be financed relative to the value of the related financed vehicle. Additionally, our underwriters may verify a borrower’s employment income and/or residency or, where appropriate, verify a borrower’s payment history directly with the borrower’s creditors. Based on these procedures, a credit decision is considered and approved either automatically or by our personnel at various levels of authority.
Our primary consideration when originating an automobile loan is the borrower’s ability to repay the loan and the value of the underlying collateral. We generally finance up to the full sales price of the vehicle plus sales tax, dealer preparation fees, license fees, and title fees, plus the cost of service and warranty contracts and premiums for physical damage, credit life and disability insurance obtained in connection with the vehicle or the financing (amounts in addition to the sales price are collectively referred to as the “Additional Vehicle Costs”). In addition, we may finance the negative equity related to the vehicle traded in by the borrower in connection with the financing. Accordingly, the amount we finance may exceed, depending on the borrower’s credit score, in the case of new vehicles, the dealer’s invoice price of the financed vehicle and the Additional Vehicle Costs, or in the case of a used vehicle, the vehicle’s value and the Additional Vehicle Costs. The maximum amount borrowed generally may not exceed 125% of the full sales price of the financed vehicle that is new, or the vehicle’s “wholesale”

value in the case of a used vehicle, including Additional Vehicle Costs. The vehicle’s value is determined by using one of the standard reference sources for dealers of used cars. We regularly reviewed the quality of the loans we purchased from the dealers and periodically conducted quality control audits to ensure compliance with our established policies and procedures.
At December 31, 2013, our automobile loans to borrowers with credit scores of 660 or less totaled $32.5 million or 11.0% of our total automobile loan portfolio. We typically will not originate these types of loans with loan-to-value ratios greater than 110%. We also consider the applicant’s employment history and we may charge a higher interest rate.
Our other consumer loans, consisting of secured and unsecured consumer loans, totaled $15.3 million, or 1.9% of our total loan portfolio, at December 31, 2013. Included in other consumer loans at December 31, 2013 were secured consumer loans of $4.0 million, or 0.5% of our total loan portfolio, and unsecured consumer loans of $11.3 million, or 1.4% of our total loan portfolio. The secured consumer loans consist primarily of deposit secured loans. The unsecured consumer loans have either a fixed rate of interest for a maximum term of 60 months or are revolving lines of credit with an adjustable rate of interest tied to the prime rate of interest as reported in The Wall Street Journal. At December 31, 2013, unfunded commitments on our unsecured lines of credit totaled $10.3 million and the average outstanding balance on our lines was $5,952 as of December 31, 2013.
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
Loan Originations, Purchases, Sales, Participations, and Servicing. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans that we originate are underwritten pursuant to our policies and procedures. In addition, our one- to four-family residential real estate loans generally incorporate Fannie Mae underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our commercial real estate and commercial business loans are generated by referrals from professional contacts. Most of our originations of one- to four-family residential real estate loans, consumer loans, and home equity loans are generated by existing customers, referrals from real estate agents, residential home builders, walk-in business, and from our internet website.
We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs, and other factors. We sold $64.6 million of one- to four-family residential real estate loans (all fixed-rate loans with terms of 15 years or longer) during the year ended December 31, 2013, and $71.4 million of such loans were sold during the year ended December 31, 2012. We had $1.5 million in loans held for sale at December 31, 2013.
At December 31, 2013, we serviced residential real estate loans for Fannie Mae with a principal balance of $189.1 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremediated defaults, making certain insurance and tax payments on behalf of borrowers, and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

The following table shows our loan origination, sale, and repayment activities for the years indicated.

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Originations by type:
Adjustable-rate:
Residential real estate loans:
One- to four-family	$9,937	$9,932	$8,625
Home equity	2,366	1,549	334
Commercial loans:
Commercial real estate	22,407	19,006	14,829
Real estate construction	18,832	27,768	52,761
Commercial business	51,401	41,407	6,733
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Other	3,249	1,680	2,066
Total adjustable-rate	108,192	101,342	85,348
Fixed-rate:
Residential real estate loans:
One- to four-family	111,288	105,215	83,456
Home equity	1,063	2,619	1,897
Commercial loans:
Commercial real estate	14,814	13,111	4,304
Real estate construction	21,346	12,531	10,603
Commercial business	24,495	13,096	4,094
Consumer loans:
Automobile, indirect	158,697	119,878	99,414
Automobile, direct	19,421	17,544	12,217
Other	2,913	3,449	3,779
Total fixed-rate	354,037	287,443	219,764
Total loans originated	$462,229	$388,785	$305,112
Purchases:
Residential real estate loans:
One- to four-family	$—	$—	$—
Home equity	—	—	—
Commercial loans:
Commercial real estate	—	—	—
Real estate construction	—	—	—
Commercial business	—	—	—
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Other	—	—	—
Total loans purchased	$—	$—	$—
Sales and repayments:
Residential real estate loans:
One- to four-family	$64,607	$71,396	$42,742
Home equity	—	—	—
Commercial loans:
Commercial real estate	—	—	—
Real estate construction	—	—	—
Commercial business	—	—	6,523
Consumer loans:
Automobile, indirect	—	—	—
Automobile, direct	—	—	—
Other	—	—	—
Total loans sold	$64,607	$71,396	$49,265
Principal repayments	$309,750	$267,994	$235,676
Total reductions	$374,357	$339,390	$284,941
Increase in other items, net	$1,738	$2,385	$2,895
Net increase (decrease)	$89,610	$51,780	$23,066

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
OmniAmerican Bank’s policies and loan approval limits are established by our board of directors. Our lending officers at the vice president level may approve secured commercial loans up to $75,000 and unsecured commercial loans up to $5,000, and lending officers at the senior vice president level may approve secured commercial loans up to $500,000 and unsecured commercial loans up to $100,000. Our lending officers at the bank officer level may approve secured consumer loans up to $75,000 and unsecured consumer loans up to $25,000, and lending officers at the senior vice president level may approve secured consumer loans up to $125,000 and unsecured consumer loans up to $50,000. Aggregate lending relationships in amounts up to $1.0 million for residential real estate loans and in amounts up to $1.0 million for commercial real estate loans may be approved by the Chief Lending Officer or the Chief Credit Officer. Our President and Chief Executive Officer has authority to approve aggregate lending relationships up to $2.5 million. All loans in excess of $1.0 million must be approved or ratified by a majority of the Loan Committee, consisting of our Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, and Chief Credit Officer. All approved loans in excess of $1.0 million are reported to the board of directors upon approval.
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
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. At December 31, 2013, 2012, 2011, 2010, and 2009, we had troubled debt restructurings of $9.2 million, $18.3 million, $28.1 million, $19.5 million, and $18.4 million, respectively.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans:
One- to four-family	$2,050	$1,026	$1,244	$2,294	$1,640
Home equity	42	—	204	230	94
Commercial loans:
Commercial real estate	800	5,444	5,731	5,587	6,304
Real estate construction	—	—	766	—	—
Commercial business	864	1,245	1,548	1,051	—
Consumer loans:
Automobile, indirect	558	143	142	78	200
Automobile, direct	15	—	—	11	35
Other	15	—	—	—	—
Total non-accrual loans	4,344	7,858	9,635	9,251	8,273
Loans delinquent 90 days or greater and still accruing:
Residential real estate loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial loans:
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer loans:
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other	—	—	—	—	—
Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—
Total non-performing loans	4,344	7,858	9,635	9,251	8,273
Other real estate owned and foreclosed assets:
Residential real estate loans:
One- to four-family	$107	$819	$799	$2,316	$671
Home equity	—	—	94	—	—
Commercial loans:
Commercial real estate	70	3,950	5,330	12,477	6,091
Real estate construction	—	—	460	—	—
Commercial business	—	—	—	—	25
Consumer loans:
Automobile, indirect	840	394	210	165	218
Automobile, direct	10	—	13	42	24
Other	—	—	4	—	—
Total other real estate owned and foreclosed assets	1,027	5,163	6,910	15,000	7,029
Total non-performing assets	$5,371	$13,021	$16,545	$24,251	$15,302
Ratios:
Non-performing loans to total loans	0.53%	1.06%	1.40%	1.38%	1.17%
Non-performing assets to total assets	0.39	1.04	1.24	2.19	1.35

Interest income recognized on non-accruing loans and troubled debt restructured loans was $460,000 for the year ended December 31, 2013. Had non-accrual and troubled debt restructured loans been current in accordance with their original terms, an additional $359,000 in interest income would have been recognized in 2013 on these loans.
At December 31, 2013, our non-accrual loans totaled $4.3 million. The non-accrual loans consisted of 50 loans with an average balance of $87,000.
At December 31, 2013, we did not have any loans that were not currently classified as non-accrual, 90 days past due, or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as non-accrual, 90 days past due, or troubled debt restructurings.
Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2013
Residential real estate loans:
One- to four-family	—	$—	6	$1,932	6	$1,932
Home equity	—	—	3	42	3	42
Commercial loans:
Commercial real estate	—	—	1	120	1	120
Real estate construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	35	615	31	558	66	1,173
Automobile, direct	1	21	2	15	3	36
Other	4	33	1	15	5	48
Total loans	40	$669	44	$2,682	84	$3,351
At December 31, 2012
Residential real estate loans:
One- to four-family	2	$1,487	3	$897	5	$2,384
Home equity	1	36	—	—	1	36
Commercial loans:
Commercial real estate	1	27	2	3,730	3	3,757
Real estate construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	19	346	7	144	26	490
Automobile, direct	3	30	—	—	3	30
Other	2	19	—	—	2	19
Total loans	28	$1,945	12	$4,771	40	$6,716

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2011
Residential real estate loans:
One- to four-family	4	$557	6	$1,105	10	$1,662
Home equity	—	—	1	204	1	204
Commercial loans:
Commercial real estate	—	—	2	123	2	123
Real estate construction	—	—	—	—	—	—
Commercial business	2	369	1	144	3	513
Consumer loans:
Automobile, indirect	23	384	9	141	32	525
Automobile, direct	2	13	—	—	2	13
Other	1	10	—	—	1	10
Total loans	32	$1,333	19	$1,717	51	$3,050
At December 31, 2010
Residential real estate loans:
One- to four-family	—	$—	7	$2,294	7	$2,294
Home equity	—	—	1	230	1	230
Commercial loans:
Commercial real estate	1	149	2	1,568	3	1,717
Real estate construction	—	—	—	—	—	—
Commercial business	1	359	—	—	1	359
Consumer loans:
Automobile, indirect	15	204	9	78	24	282
Automobile, direct	1	9	2	11	3	20
Other	5	40	—	—	5	40
Total loans	23	$761	21	$4,181	44	$4,942
At December 31, 2009
Residential real estate loans:
One- to four-family	1	$53	11	$1,640	12	$1,693
Home equity	2	73	1	94	3	167
Commercial loans:
Commercial real estate	—	—	1	103	1	103
Real estate construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer loans:
Automobile, indirect	30	245	11	195	41	440
Automobile, direct	4	6	3	30	7	36
Other	12	61	2	9	14	70
Total loans	49	$438	29	$2,071	78	$2,509
Total delinquent loans decreased by $3.3 million to $3.4 million at December 31, 2013 from $6.7 million at December 31, 2012. The decrease in delinquent loans was attributable to a $3.6 million decrease in commercial real estate loans delinquent 90 days and over.
Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired, it is recorded at its estimated fair market value at the date of foreclosure less costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to noninterest expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles. At December 31, 2013, we had $1.0 million in real estate owned and foreclosed assets.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2013, we had $2.9 million of assets designated as special mention.
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowance to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as impaired, we provide a specific reserve for that portion of the asset that is uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our primary regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Based on our review of our assets at December 31, 2013, we had substandard assets, which includes homogeneous loans not individually classified, of $18.9 million, consisting of $17.9 million of substandard loans and $1.0 million of real estate owned and foreclosed assets. There were no doubtful assets and no loss assets at December 31, 2013.
As of December 31, 2013, our largest substandard asset was a loan with a balance of $2.0 million representing our two percent participation interest in a commercial real estate loan secured by an ethanol facility in Casselton, North Dakota, with an appraised value of $160.0 million as of the most recent appraisal dated May 2013. At December 31, 2013, the loan was identified as impaired. We did not have a specific reserve related to this loan because the appraised value of the loan’s collateral less estimated selling costs exceeded the loan balance.
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
The decrease in substandard and impaired loans has affected the level of the allowance for loan losses at December 31, 2013. The allowance for loan losses decreased $455,000, or 6.6%, to $6.4 million at December 31, 2013 from $6.9 million at December 31, 2012, while total loans increased $87.9 million, or 11.9%, to $827.0 million from $739.1 million during the same time period. At December 31, 2013, the allowance for loan losses represented 0.78% of total loans compared to 0.93% of total loans at December 31, 2012. Substandard loans which includes homogeneous loans not individually classified decreased $4.9 million, or 21.5%, to $17.9 million at December 31, 2013 from $22.8 million at December 31, 2012.
Non-performing loans decreased $3.6 million, or 45.6%, to $4.3 million at December 31, 2013 from $7.9 million at December 31, 2012, due primarily to the payoff of one non-performing commercial real estate loan with a balance of $3.6 million during the year ended December 31, 2013. Approximately 66.6% and 82.3% of our non-performing loans were collateralized by real estate at December 31, 2013 and 2012, respectively. Non-performing loans are evaluated to determine impairment. Loans that are found to be impaired are individually assessed and a specific reserve is applied, if warranted.
As of December 31, 2013, we identified 108 impaired loans with balances totaling $13.0 million, of which two of the larger balance loans had principal balances totaling $4.6 million. The largest of the impaired loans, with a balance of $3.1 million at December 31, 2013, was secured by a single-family residence with an appraised value less selling costs of $4.0 million based upon an appraisal obtained in March 2013. At December 31, 2013, we did not have a specific reserve on this loan since the appraised value less selling costs of the collateral exceeded the loan balance. The second largest impaired loan with a balance of $2.0 million at December 31, 2013 is a participation purchased in a $102.0 million credit secured by an ethanol facility with an appraised value of $160.0 million as of the most recent appraisal obtained in May 2013. At December 31, 2013, we did not have a specific reserve on this loan since the appraised value less selling costs of the property exceeded the loan balance.
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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$6,900	$7,908	$8,932	$8,328	$8,270
Charge-offs:
Residential real estate loans:
One- to four-family	248	103	315	325	183
Home equity	—	—	64	61	—
Commercial loans:
Commercial real estate	—	114	241	3,635	899
Real estate construction	83	86	631	—	556
Commercial business	120	1,100	1,010	259	665
Consumer loans:
Automobile, indirect	2,205	2,122	1,867	1,357	2,187
Automobile, direct	15	51	39	86	137
Other	447	461	570	743	1,005
Total charge-offs	3,118	4,037	4,737	6,466	5,632
Recoveries:
Residential real estate loans:
One- to four-family	3	86	59	3	2
Home equity	35	37	6	—	—
Commercial loans:
Commercial real estate	—	15	—	—	—
Real estate construction	12	21	4	—	—
Commercial business	50	373	85	30	2
Consumer loans:
Automobile, indirect	250	456	203	139	335
Automobile, direct	23	7	13	18	7
Other	40	84	113	180	144
Total recoveries	413	1,079	483	370	490
Net charge-offs	2,705	2,958	4,254	6,096	5,142
Provision for loan losses	2,250	1,950	3,230	6,700	5,200
Balance at end of year	$6,445	$6,900	$7,908	$8,932	$8,328
Ratios:
Net charge-offs to average loans outstanding	0.34%	0.40%	0.63%	0.89%	0.71%
Allowance for loan losses to non-performing loans at end of year	148.37	87.81	82.08	96.55	100.66
Allowance for loan losses to total loans at end of year	0.78	0.93	1.15	1.33	1.18

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

	At December 31,
	2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$806	31.77%	$779	34.06%	$1,137	39.18%
Home equity	45	2.07	91	2.82	131	3.20
Commercial loans:
Commercial real estate	1,259	12.89	1,343	11.47	1,148	12.73
Real estate construction	451	7.21	586	7.07	936	6.99
Commercial business	807	8.38	1,204	8.58	1,360	5.32
Consumer loans:
Automobile, indirect	2,440	32.01	2,237	30.03	2,519	26.69
Automobile, direct	75	3.82	276	3.71	319	3.38
Other	562	1.85	384	2.26	358	2.51
Total	$6,445	100.00%	$6,900	100.00%	$7,908	100.00%

	At December 31,
	2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$1,207	40.60%	$1,341	36.35%
Home equity	158	3.98	136	4.03
Commercial loans:
Commercial real estate	1,479	13.13	2,068	14.27
Real estate construction	979	5.15	1,077	5.20
Commercial business	2,443	7.28	855	8.38
Consumer loans:
Automobile, indirect	1,983	23.41	2,156	24.98
Automobile, direct	310	3.66	350	4.06
Other	373	2.79	345	2.73
Total	$8,932	100.00%	$8,328	100.00%
The allowance for loan losses decreased $455,000, or 6.6%, to $6.4 million at December 31, 2013 from $6.9 million at December 31, 2012, while total loans increased $87.9 million, or 11.9%, to $827.0 million from $739.1 million during the same time period. At December 31, 2013, the allowance for loan losses represented 0.78% of total loans compared to 0.93% of total loans at December 31, 2012. Included in the allowance for loan losses at December 31, 2013 were specific reserves for loan losses of $521,000 related to five impaired loans with balances totaling $1.6 million. Impaired loans with balances totaling $11.4 million did not require specific reserves for loan losses at December 31, 2013. The allowance for loan losses at December 31, 2012 included specific reserves for loan losses of $278,000 related to three impaired loans with balances totaling $981,000. In addition, impaired loans with balances totaling $19.5 million did not require specific reserves for loan losses at

December 31, 2012. The balance of unimpaired loans increased $93.1 million, or 13.0%, to $811.7 million at December 31, 2013 from $718.6 million at December 31, 2012. The allowance for loan losses related to unimpaired loans decreased $698,000, or 10.5%, to $5.9 million at December 31, 2013 from $6.6 million at December 31, 2012 due to improved credit quality of loans.
The significant changes in the amount of the allowance for loan losses during the year ended December 31, 2013 related to: (i) a $405,000 decrease in the general allowance for loan losses attributable to unimpaired commercial real estate loans primarily due to a decrease in net charge-offs of commercial real estate loans to no net charge-offs during the year ended December 31, 2013 from $99,000, or 0.11% of total loans outstanding during the year ended December 31, 2012 and (ii) a $397,000 decrease in the general allowance for loan losses attributable to unimpaired commercial business loans resulting primarily from a decrease in net charge-offs of commercial business loans to $70,000, or 0.11% of average loans outstanding for the year ended December 31, 2013 from $737,000, or 1.47% of average loans outstanding, for the year ended December 31, 2012. Partially offsetting these decreases was a $321,000 increase in the allowance for loan losses attributable to impaired commercial real estate loans resulting from a specific reserve for one loan that was identified as not sufficiently covered by the value of the collateral. Management also considered local economic factors and unemployment rates as well as the higher risk profile of commercial business and commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Investments
Several key members of the asset/liability management committee, including our President and Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Credit Officer, and the Senior Vice President of Finance, have primary responsibility for establishing our investment policy and overseeing its implementation, subject to oversight by our entire board of directors. Authority to make investments under approved guidelines is delegated to the President and Chief Executive Officer, the Chief Financial Officer, Senior Vice President of Finance, and in the absence of all three, two other voting members of the asset/liability management committee. The committee meets at least quarterly. All investment transactions are reported to the board of directors for ratification at the next regular board meeting.
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
Our current investment policy generally does not permit without prior approval by the board of directors interest rate swaps, financial futures/options transactions, purchases of high-risk mortgage securities, or securities denominated in currencies other than U.S. dollars. As a federal savings bank, OmniAmerican Bank is generally not permitted to invest in equity securities. This general restriction does not apply to OmniAmerican Bancorp, Inc., which may acquire up to 5% of voting securities of any company without regulatory approval. Investing in mutual funds is permissible, if investing in the underlying securities is permissible.
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
Our available for sale securities portfolio at December 31, 2013, consisted of securities with the following amortized costs: $282.2 million of mortgage-backed securities issued by U.S. Government-sponsored enterprises; $140.2 million of CMOs; $5.0 million of agency bonds; $179,000 of municipal obligations; and $6.0 million of equity securities consisting of a community reinvestment mutual fund, the CRA Qualified Investment Fund.
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
As of December 31, 2013, all of the mortgage-backed securities and CMOs owned by OmniAmerican Bank were guaranteed by the U.S. Government or agencies thereof or by government-sponsored enterprises.
Agency Bonds. At December 31, 2013, agency bonds consisted of a bond issued by the Federal Home Loan Bank which has a term of 10 years and is callable beginning on December 27, 2013.
Municipal Obligations. At December 31, 2013, municipal obligations consisted of a bond issued by a school district in the State of Texas which has a term of 22 years and is callable beginning on August 15, 2016.
Other Equity Securities. Other equity securities consist solely of an investment in a community reinvestment mutual fund, the CRA Qualified Investment Fund, with a cost basis of $6.0 million and a fair value of $5.9 million as of December 31, 2013. The fund’s investment objective is to provide a high level of current income consistent with the preservation of capital, and investments in our CRA assessment area that qualify under the Community Reinvestment Act of 1977.
Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Dallas stock. All of such securities were classified as available for sale.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
U.S. Government-sponsored mortgage-backed securities:
Fannie Mae	$115,616	$113,906	$112,245	$116,673	$153,797	$157,807
Freddie Mac	100,611	99,283	79,830	82,169	80,690	82,666
Ginnie Mae	65,953	66,399	819	888	1,087	1,203
Collateralized mortgage obligations	140,221	140,576	169,046	172,896	277,290	283,025
Total mortgage-backed securities	422,401	420,164	361,940	372,626	512,864	524,701
Agency bonds	5,000	4,538	5,000	5,015	—	—
Municipal obligations	179	170	—	—	—	—
Other equity securities	6,000	5,903	6,000	6,268	5,000	5,240
Total	$433,580	$430,775	$372,940	$383,909	$517,864	$529,941

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
U.S. Government-sponsored mortgage-backed securities:
Fannie Mae	$—	—%	$400	5.62%	$7,435	2.41%	$107,781	2.25%	$115,616	$113,906	2.27%
Freddie Mac	—	—	947	5.14	8,465	1.53	91,199	2.21	100,611	99,283	2.18
Ginnie Mae	—	—	—	—	—	—	65,953	2.54	65,953	66,399	2.54
Collateralized mortgage obligations	—	—	—	—	156	1.46	140,065	2.54	140,221	140,576	2.54
Total mortgage-backed securities	—	—	1,347	5.28	16,056	1.94%	404,998	2.39	422,401	420,164	2.38
Agency bonds	—	—	—	—	5,000	2.20	—	—	5,000	4,538	2.20
Municipal obligations(1)	—	—	—	—	—	—	179	1.40	179	170	1.40
Other equity securities	6,000	2.01	—	—	—	—	—	—	6,000	5,903	2.01
Total	$6,000	2.01%	$1,347	5.28%	$21,056	2.00%	$405,177	2.39%	$433,580	$430,775	2.37%

(1)The tax equivalent yield of municipal obligations was 2.12% at December 31, 2013.

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
Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations, and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, demand deposit accounts, money market accounts, and certificates of deposit. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors, and our deposit growth goals.
Reciprocal deposits totaled $2.0 million at December 31, 2013. These deposits represent money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®. These services allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.
At December 31, 2013, we had a total of $269.7 million in certificates of deposit, of which $142.5 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.
The following tables set forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Year Ended December 31,
	2013			2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest-bearing demand	$53,417	6.59%	—%	$39,477	4.89%	—%	$71,226	8.89%	—%
Interest-bearing demand	140,717	17.35	0.07	134,228	16.61	0.09	85,296	10.65	0.17
Savings accounts	105,486	13.01	0.05	121,756	15.07	0.09	204,193	25.48	0.24
Money market	229,021	28.24	0.23	210,204	26.01	0.26	114,712	14.32	0.39
Certificates of deposit	282,361	34.81	1.55	302,401	37.42	1.82	325,828	40.66	1.93
Total deposits	$811,002	100.00%	0.67%	$808,066	100.00%	0.82%	$801,255	100.00%	1.01%

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $132.2 million. The following table sets forth the maturity of those certificates as of December 31, 2013.

At December 31, 2013
(In thousands)
Three months or less	$10,400
Over three months through six months	14,651
Over six months through one year	39,777
Over one year to three years	46,145
Over three years	21,178
Total	$132,151

Borrowings. Our borrowings consist of advances and overnight borrowings from the Federal Home Loan Bank of Dallas and funds borrowed under repurchase agreements. At December 31, 2013, we had access to additional Federal Home Loan Bank advances and overnight borrowings of up to $255.4 million. In addition, the Company had an available line of credit of $298.9 million with the Federal Reserve Bank and $55.0 million in federal funds lines with other financial institutions at December 31, 2013. See Note 10 – Borrowed Funds in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information about our borrowings.
The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at end of period	$362,000	$207,000	$262,000
Average balance during period	$296,721	$255,388	$208,071
Maximum outstanding at any month end	$417,000	$289,500	$262,000
Weighted-average interest rate at end of period	0.80%	1.14%	1.01%
Average interest rate during period	0.84%	1.08%	1.33%
The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at end of period	$2,000	$8,000	$58,000
Average balance during period	$2,214	$36,279	$58,000
Maximum outstanding at any month end	$8,000	$58,000	$58,000
Weighted-average interest rate at end of period	2.82%	3.08%	5.00%
Average interest rate during period	2.89%	4.92%	4.22%
The following table sets forth information concerning balances and interest rates on our overnight borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at end of period	$—	$11,000	$—
Average balance during period	$10,307	$6,273	$2,229
Maximum outstanding at any month end	$31,560	$22,460	$12,000
Weighted-average interest rate at end of period	—%	0.26%	—%
Average interest rate during period	0.15%	0.18%	0.09%
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

Personnel
As of December 31, 2013, we had 273 full-time employees and 16 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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
OmniAmerican Bank is also a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the twelve regional banks in the Federal Home Loan Bank System. In addition, OmniAmerican Bank is regulated to a limited extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency prepares reports based on its examination of OmniAmerican Bank for the consideration of its board of directors on any operating deficiencies. OmniAmerican Bank’s relationship with its depositors and borrowers also is governed by federal law and applicable state law.
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
Federal Legislation
The Dodd-Frank Act, enacted on July 21, 2010, is significantly changing the bank regulatory structure and affecting the lending, investment, trading, and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and requires the Bank to be regulated by the Office of the Comptroller of the Currency (historically the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like OmniAmerican Bancorp, Inc. in addition to bank holding companies which it already regulated. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of tier 1 capital have been restricted to capital instruments that are currently considered to be tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the

Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with substantial power to regulate, supervise, and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.
On June 11, 2013, the Consumer Financial Protection Bureau published a report entitled “CFPB Study of Overdraft Programs” where the agency reviewed existing regulations and supervisory guidance issued by various regulators pertaining to the use of overdraft programs by financial institutions and provided initial data findings on the impact of overdraft programs on consumers based on public comments.
The Dodd-Frank Act broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008.
The Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act provides for originators of certain securitized loans to retain a percentage of the risk for transferred loans and directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees.

The Dodd-Frank Act contains a number of reforms related to mortgage origination and servicing. In January 2013, the Consumer Financial Protection Bureau published a series of very detailed and complex final rules that will impact mortgage origination and servicing. Most of these rules became effective in January 2014.

The final rules concerning mortgage origination and servicing address the following topics.

Ability to Repay. A final rule implements the Dodd-Frank Act provisions requiring that residential mortgages creditors must make a reasonable and good faith determination based on verified and documented information that the consumer has a reasonable ability to repay the loan according to its terms. The final rule also establishes a presumption of compliance with the ability to repay determination for a certain category of mortgages called “qualified mortgages” meeting a series of detailed requirements. The final rule also provides a rebuttable presumption for higher-priced mortgage loans.

High-Cost Mortgage. A final rule strengthens consumer protections for high-cost mortgages (generally bans balloon payments and prepayment penalties, subject to exceptions and bans or limits certain fees and practices) and requires consumers to receive information about homeownership counseling prior to taking out a high-cost mortgage.

Appraisals for High-Risk Mortgages. A final rule permits a creditor to extend a higher-priced (subprime) mortgage loan only if the following conditions are met (subject to exceptions): (i) the creditor obtains a written appraisal; (ii) the appraisal is performed by a certified or licensed appraiser; and (iii) the appraiser conducts a physical property visit of the interior of the property. The rule also requires that during the application process the applicant receives a notice regarding the appraisal process and his or her right to receive a free copy of the appraisal.

Copies of Appraisals. A final rule amends Regulation B, that implements the Equal Credit Opportunity Act. It requires a creditor to provide a free copy of appraisal or valuation reports prepared in connection with any closed-end loan secured by a first lien on a dwelling. The final rule requires notice to applicants of the right to receive copies of any appraisal or valuation reports and creditors must send copies of the reports whether or not the loan transaction is consummated. Creditors must provide the copies of the appraisal or evaluation reports for free, although the creditors may charge reasonable fees for the cost of the appraisal or valuation unless applicable law provides otherwise.

Escrow Requirements. A final rule implements Dodd-Frank Act provisions that generally extend the required duration of an escrow account on certain higher-priced mortgage loans from a minimum of one year to a minimum of five years, subject to certain exemptions for loans made by certain creditors that operate predominantly in rural or underserved areas, as long as certain other criteria are met.

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

Mortgage Loan Originator Compensation. A final rule implements Dodd-Frank Act requirements, as well as revises and clarifies existing regulations and commentary on loan originator compensation. The rule also prohibits, among other things: (i) certain arbitration agreements; (ii) financing certain credit insurance in connection with a mortgage loan; (iii) compensation based on a term of a transaction or a proxy for a term of a transaction; and (iv) dual compensation from a consumer and another person in connection with the transaction. The final rule also imposes a duty on individual loan officers, mortgage brokers, and creditors to be “qualified” and, when applicable, registered or licensed to the extent required under applicable state and federal law.
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
At December 31, 2013 and 2012, OmniAmerican Bank’s capital exceeded all applicable requirements.
In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III.” On July 2, 2013, the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency released three final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The Company and the Bank will begin transitioning to the final rules on January 1, 2015, when the new minimum capital requirements become effective. However, the new capital conservation buffer and certain deductions from common equity tier 1 capital will phase in over a time period from 2015 through 2019.

Transition Schedule for New Ratios and Capital Definitions

	For the Years (as of January 1)
	2015	2016	2017	2018	2019
Minimum common equity tier 1 capital ratio	4.5%	4.5%	4.5%	4.5%	4.5%
Common equity tier 1 capital conservation buffer	Not applicable	0.625%	1.25%	1.875%	2.5%
Minimum common equity tier 1 capital ratio plus capital conservation buffer	4.5%	5.125%	5.75%	6.375%	7.0%
Phase-in of most deductions from common equity tier 1 (including 10% and 15% common equity tier 1 threshold deduction items that are over the limits)(1)	40%	60%	80%	100%	100%
Minimum tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%	6.0%
Minimum tier 1 capital ratio plus capital conservation buffer	Not applicable	6.625%	7.25%	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%	8.0%	8.0%	8.0%
Minimum total capital ratio plus conservation buffer	Not applicable	8.625%	9.25%	9.875%	10.5%

(1)
Deductions from common equity tier 1 capital include goodwill and other intangibles, deferred tax assets that arise from net operating loss and tax credit carryforwards (above certain levels), gains-on-sale in connection with a securitization, any defined benefit pension fund net asset (for banking organizations that are not insured depository institutions), investments in a banking organization’s own capital instruments, mortgage servicing assets (above certain levels) and investments in the capital of unconsolidated financial institutions (above certain levels).

The intent of the final Basel III rules is to improve the quality and increase the quantity of capital for all banking organizations as well as setting higher standards for large, internationally active banking organizations. The regulatory agencies believe that the new rules will result in capital requirements that better reflect banking organizations’ risk profiles, thereby improving the overall resilience of the banking system. The regulatory agencies have carefully considered the potential impacts on all banking organizations, including community banking organizations such as the Company and the Bank, and sought to minimize the potential burden of these changes where consistent with applicable law and the agencies’ goals of establishing a robust and comprehensive capital framework.

The final Basel III rules’ treatment of one- to four-family residential mortgage exposures remains the same as under current general risk-based capital rules. This includes a 50% risk weight for prudently underwritten first lien mortgage loans that are not past due, reported as nonaccrual, or restructured, and a 100% risk weight for all other residential mortgages. In addition, the new rules provide the Company and the Bank a one-time option to filter certain Accumulated Other Comprehensive Income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The AOCI opt-out election must be made on the institution’s first regulatory filing after January 1, 2015.

The final Basel III rules also make certain major changes from the current general risk-based capital rules, including, but not limited to:

•
Implementing higher minimum capital requirements, including a new common equity tier 1 capital requirement, and establishing criteria that instruments must meet in order to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-weighted assets requirements are a common equity tier 1 capital ratio of 4.5% and a tier 1 capital ratio of 6.0% (an increase from 4.0%), and a total capital ratio that remains at 8.0%. The minimum leverage ratio (tier 1 capital to total assets) is 4.0%. The new rules maintain the general structure of the current prompt corrective action framework (described below) while incorporating these increased minimum requirements starting January 1, 2015.

•
Changing the definition of capital by incorporating stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing rights, deferred tax assets, and other certain investments in the capital of unconsolidated financial institutions. In addition, the new rules require that most regulatory capital deductions be made from common equity tier 1 capital.

•
Replacing the ratings-based approach of external credit ratings with a simplified supervisory formula approach in order to determine the appropriate risk-weights of securitization exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250% risk weight.

•
Subjecting mortgage servicing assets and deferred tax assets to stricter individual and aggregate limitations as a percentage of common equity tier 1 capital than those applicable under the current general risk-based capital rules.

•	Increasing the risk-weights for past-due loans, certain commercial real estate loans, and some equity exposures, and making selected other changes in risk-weights and credit conversion factors.

•
Requiring a banking organization to hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016.

The following table summarizes how much a banking organization can pay out in the form of distributions or discretionary bonus payments in a quarter based on its capital conservation buffer. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero.

Payout Restrictions and Capital Conservation Buffer

Capital Conservation Buffer (as a percentage of risk-weighted assets)	Maximum Payout (as a percentage of eligible retained income)
Greater than 2.5%	No payout limitation applies
Less than or equal to 2.5% and greater than 1.875%	60%
Less than or equal to 1.875% and greater than 1.25%	40%
Less than or equal to 1.25% and greater than 0.625%	20%
Less than or equal to 0.625%	0%

The new rules also prohibit a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rules are fully implemented in 2019, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds.
On January 6, 2013, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, met and unanimously endorsed a four-year delay in the Basel Committee’s rules establishing a liquidity coverage ratio (“LCR”). Under the revised liquidity requirements, banks would be required to meet 60% of the LCR obligations by 2015, and the full rule would be phased in annually through 2019. At this time, it is unclear how these provisions will be implemented in the United States and what impact these delays in the effective dates will have on the capital rules. Management is watching these rules closely for its potential impact on OmniAmerican Bancorp, Inc.’s and OmniAmerican Bank’s business.
Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, OmniAmerican Bank’s largest lending relationship with a single or related group of borrowers totaled $14.1 million, which represented 7.2% of unimpaired capital and surplus. Therefore, OmniAmerican Bank was in compliance with the loans to one borrower limitations.
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
A savings bank that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2013, OmniAmerican Bank maintained approximately 80.6% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.
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
Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We met these liquidity requirements at December 31, 2013.
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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of the Comptroller of the Currency regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as OmniAmerican Bank. OmniAmerican Bancorp, Inc. is an affiliate of OmniAmerican Bank. In general, loan transactions between an insured depository institution and its affiliates (or certain transactions that benefit an affiliate) are subject to certain quantitative and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings banks are required to maintain detailed records of all transactions with affiliates.
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
Regulatory Guidance to Subprime Lending. The federal bank regulatory agencies have issued regulatory guidance relating to the examination of financial institutions that are engaged in significant subprime lending activities. The regulatory guidance emphasizes that the federal banking agencies believe that responsible subprime lending can expand credit access for consumers and offer attractive returns for the savings institution. The guidance is applicable to savings institutions that have subprime lending programs greater than or equal to 25% of core capital. As part of the regulatory guidance, examiners must provide greater scrutiny of (i) an institution’s ability to administer its higher risk subprime portfolio, (ii) the allowance for loan losses to ensure that the portion of the allowance allocated to the subprime portfolio is sufficient to absorb the estimated credit losses for the portfolio, and (iii) the level of risk-based capital that the savings institution has to ensure that such capital levels are adequate to support the savings institution’s subprime lending activities. As of December 31, 2013, the Office of the

Comptroller of the Currency has not required us to restrict our subprime lending activities. Nor has it required us to maintain specific levels in our allowance for loan losses or risk-based capital as a result of our subprime lending activities.
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

These ratios will change on January 1, 2015 when the final Basel III capital rules go into effect.
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
At December 31, 2013, the Bank met the criteria for being considered “well-capitalized.”
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
In November 2009, the Federal Deposit Insurance Corporation required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessments were to be applied against future quarterly assessments until the prepaid assessment was exhausted or the balance of the prepaid assessment was returned, whichever occurred first. In December 2009, we prepaid $6.4 million in estimated assessment fees for the fourth quarter of 2009 through 2012. The remaining prepaid balance of $2.6 million was returned to the Bank in June 2013.
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
In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized FICO assessment was equal to 0.64 basis points for each $100 in domestic deposits maintained at an institution.
OmniAmerican Bank’s Federal Deposit Insurance Corporation insurance premium assessment and FICO assessment was $701,000 for the year ended December 31, 2013, a decrease of $129,000 from the assessment for the year ended December 31, 2012 of $830,000.
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
Federal Home Loan Bank System. OmniAmerican Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Dallas, OmniAmerican Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2013, OmniAmerican Bank was in compliance with this requirement with a balance of $17.4 million in Federal Home Loan Bank stock.
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
Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions by providing capital, liquidity, and other support in times of financial stress. However, there are no proposed regulations to implement the source of strength doctrine.

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
State Taxation
In 2006, the State of Texas enacted legislation replacing its franchise tax with a margin tax effective with tax reports filed on or after January 1, 2008. The Texas margin tax is computed by applying the applicable tax rate (1% for most entities) to the margin. Margin equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation expense; or total revenue times 70%. Lending institutions may deduct interest expense as cost of goods sold. Our calculation in 2013 was total revenue minus compensation expense.

ITEM 1A. Risk Factors
Our loan portfolio has greater risk than those of many savings banks due to the substantial number of automobile and other consumer loans in our portfolio.
We have a diversified loan portfolio with a substantial number of loans secured by collateral other than owner-occupied one- to four-family residential real estate. Our loan portfolio includes a substantial number of indirect automobile loans which are automobile loans referred to us by participating automobile dealerships. At December 31, 2013, our consumer loans totaled $311.6 million, or 37.7% of our total loan portfolio, and indirect automobile loans were the largest category of consumer loans, representing 32.0% of total loans at December 31, 2013. At that date, we had consumer loans 60 days or more past due of $1.3 million, or 37.5% of total loans 60 days or more past due. Indirect automobile loans represented $1.2 million, or 35.0% of total loans 60 days or more past due at December 31, 2013. Our consumer loan portfolio also includes direct automobile loans, unsecured loans, and loans secured by other personal property. Consumer loans generally have greater risk of loss or default than one- to four-family residential real estate loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles, or loans that are unsecured. In these cases, we face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. Finally, because indirect automobile loan applications are completed by automobile dealerships, we assume the risks associated with a dealership properly complying with federal, state, and local consumer protection laws.
As a result of our relatively large portfolio of consumer loans, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which would reduce our profits. In addition, a portion of our automobile loans are made to borrowers with credit scores that would cause such loans to be considered subprime. At December 31, 2013, $32.5 million, or 11.0% of our total automobile loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a credit-impaired borrower). See “Item 1. Business — Lending Activities — Consumer Lending.”
A portion of our loan portfolio consists of loans made to persons with impaired credit or with reduced documentation, which presents greater risk of loss or delinquency.
As of December 31, 2013, $48.1 million, or 19.7% of our one- to four-family residential real estate loans, were to borrowers with no credit score or a credit score of 660 or less (a possible indication of a credit-impaired borrower) and an additional credit weakness. Weakened credit characteristics of a borrower may include prior loan payment delinquencies, foreclosure of prior loans, bankruptcies, or prior non-payment of loans. Loans to such borrowers may also present a greater credit risk to us based upon the borrower’s debt to income ratio, the results of a credit review, or other criteria that indicate that the borrower may have an insufficient or impaired credit history.
We also have loans to borrowers who provide limited or no documentation of assets or income, known as stated income loans. At December 31, 2013, we had $7.7 million of one- to four-family residential real estate stated income loans, or 3.2% of our one- to four-family residential real estate loans. As of December 31, 2013, we had $3.3 million of interest-only one- to four-family residential real estate loans. This amount represents 1.4% of our total one- to four-family residential real estate loans, with $2.7 million of our interest-only loans comprised of adjustable-rate loans. The interest rate on these loans is initially fixed for three, five, or seven year terms and then adjusts in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term.
In 2008, we began purchasing one- to four-family residential real estate loans, which included subprime, stated income, and interest-only loans, at a discount to the original principal balance of the mortgage loan. As of December 31, 2013, the total outstanding balance of all purchased one- to four-family residential real estate loans was $13.6 million, or 5.2% of our one- to four-family residential real estate loans and 1.7% of our total loans, while the carrying value of such loans, net of purchase discounts, was $11.9 million. Our purchased one- to four-family residential real estate loans included $3.1 million of subprime loans as of December 31, 2013. In addition, these purchased one- to four-family residential real estate loans included $7.3 million of stated income loans and $2.7 million of interest-only loans (of which $1.7 million were also stated income loans). At December 31, 2013, the purchased subprime, stated income, and interest-only loans represented 1.2%, 2.8%, and 1.0%, respectively, of our total one- to four-family residential real estate loans. We may purchase subprime, stated income, and interest-only loans, as market conditions permit, provided we are able to obtain the loans at a sufficient discount to the loan balance to compensate us for the added risk associated with such loans.
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
Commercial real estate, real estate construction, and commercial business lending have historically had higher credit risk than single-family residential lending. Such loans typically involve larger loan balances to a single borrower or related borrowers. At December 31, 2013, our portfolio of commercial real estate loans totaled $106.6 million, or 12.9% of our total loans, our portfolio of real estate construction loans totaled $59.6 million, or 7.2% of our total loans, and our portfolio of commercial business loans totaled $69.3 million, or 8.4% of our total loans. At December 31, 2013, commercial real estate loans that were delinquent 60 days or more totaled $120,000. We had no real estate construction loans or commercial business loans that were delinquent 60 days or more at December 31, 2013. We intend to continue to emphasize the origination of these types of loans consistent with safety and soundness standards.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. While our allowance for loan losses was 0.78% of total loans at December 31, 2013, material additions to our allowance could materially decrease our net income.
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
As a result of our focus on one- to four-family residential real estate loans, the interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Additionally, many of our investment securities have lengthy maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have either no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of December 31, 2013, 20.9% of our loans had maturities of 15 years or longer, while 52.8% of our certificates of deposit had maturities of one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.
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
Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2013, the fair value of our available for sale securities portfolio, consisting of mortgage-backed securities and CMOs issued by U.S. Government-sponsored enterprises, agency bonds, municipal obligations, and equity securities totaled $430.8 million with $4.4 million in total gross unrealized gains and $7.2 million in total gross unrealized losses on these securities at December 31, 2013.
We evaluate interest rate sensitivity using an internal calculation that estimates the change in our net portfolio value over a range of interest rate scenarios, also known as a “rate shock” analysis. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. As of December 31, 2013, our “rate shock” analysis indicated that our net portfolio value would increase by $53,000 if there was an instantaneous 200 basis point increase in market interest rates and would decrease by $11.4 million if there was an instantaneous 100 basis point decrease in market interest rates. See “Item 7A Quantitative and Qualitative Disclosures about Market Risk — Management of Market Risk.”

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduced demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.
A return of recessionary conditions and/or continued negative developments in the U.S. economic and credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in our levels of non-performing and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.
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
The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
It remains difficult to predict what specific impact the Dodd-Frank Act and the implementing rules and regulations will have on community banks. Moreover, significant provisions of the Dodd-Frank Act are not yet effective, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although, the substance and scope of these regulations cannot be determined at this time, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We operate from our administrative offices in Fort Worth, Texas, and from our 14 full-service branches located in the Dallas/Fort Worth Metroplex and Hood County, Texas. The net book value of our premises, land, and equipment was $41.5 million at December 31, 2013. The following tables set forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned		Year Acquired or Leased
Administrative Offices:
1320 South University Dr. (Main Office) Fort Worth, TX 76107	Owned		2004
5001 North Riverside Drive Fort Worth, TX 76137	Leased	(1)	2010

Full Service Branches:
1320 South University Dr. Fort Worth, TX 76107	Owned		2006
7800 White Settlement Road Fort Worth, TX 76108	Owned		1991
1616 W. Northwest Highway Grapevine, TX 76051	Leased	(2)	2005
1401 W. Walnut Hill Lane Irving, TX 75038	Owned		1990
2311 West Euless Boulevard Euless, TX 76040	Owned		1992
950 West Arbrook Boulevard Arlington, TX 76015	Owned		1999
1000 Pennsylvania Avenue Fort Worth, TX 76104	Owned		1995
6001 Bryant Irvin Road Fort Worth, TX 76132	Owned		1996
2330 East Rosedale Street Fort Worth, TX 76105	Owned		1996
318 South Main Weatherford, TX 76086	Owned		2003
8024 Denton Highway Watauga, TX 76148	Owned		2002
1030 East Highway 377 Suite 138 Granbury, TX 76048	Leased	(3)	2002
1204 W. Henderson Street Cleburne, TX 76033	Owned		2003
2341 Justin Road Flower Mound, TX 75028	Leased	(4)	2009
____________________

(1)	Lease expires in 2021.

(2)	Lease expires in 2015.

(3)	Lease expires in 2018.

(4)	Lease expires in 2019.

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
Our common stock is traded on the NASDAQ Global Select Market under the symbol “OABC.” The approximate number of holders of record of the Company’s common stock as of March 3, 2014 was 763. Certain shares of OmniAmerican Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the two years ended December 31, 2013:

	High	Low	Dividends Declared
2013
Fourth Quarter	$24.98	$21.16	—
Third Quarter	$25.12	$21.93	—
Second Quarter	$25.52	$21.70	—
First Quarter	$26.61	$23.41	—
2012
Fourth Quarter	$23.73	$21.16	—
Third Quarter	$23.20	$20.18	—
Second Quarter	$21.50	$18.70	—
First Quarter	$20.40	$15.58	—

The Company did not declare or pay any dividends on its common stock in 2013 or 2012. On January 28, 2014, the Company declared a quarterly cash dividend of $0.05 per share on its outstanding common stock payable on or about March 7, 2014 to all shareholders of record as of the close of business on February 14, 2014.

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
Dividend payments by OmniAmerican Bancorp, Inc. are dependent primarily on dividends it receives from OmniAmerican Bank, because OmniAmerican Bancorp, Inc. has no source of income other than dividends from OmniAmerican Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by OmniAmerican Bancorp, Inc., and interest payments with respect to OmniAmerican Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. Federal law imposes limitations on dividends by federal stock savings banks. See “Item 1. Business — Supervision and Regulation — Capital Distributions.”

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding share-based compensation awards outstanding and available for future grants as of December 31, 2013, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Additional information regarding share-based compensation plans is presented in Note 11 – Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders	394,933	$16.13	664,498
Plans not approved by stockholders	—	—	—
Total	394,933	$16.13	664,498
Stock Repurchases
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2013.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Cost Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (2)
October 1, 2013 through October 31, 2013	383	$21.83	—	411,469
November 1, 2013 through November 31, 2013	—	—	—	411,469
December 1, 2013 through December 31, 2013	—	—	—	411,469
Total	383	$21.83	—	411,469
______________________

(1)
Consists of 383 shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under our 2011 Executive Stock Incentive Plan. The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

(2)
On September 1, 2011, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to 565,369 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the board of directors.

Stock Performance Graph
The performance graph below compares the cumulative stockholder return on the Company’s common stock between January 21, 2010 and December 31, 2013 with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the SNL Bank and Thrift Index. The graph assumes the initial value of our common stock on January 21, 2010 was the closing sales price of $11.85 per share. The graph is expressed in dollars based on an assumed investment of $100 on January 21, 2010. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	1/21/10	12/31/10	6/30/11	12/31/11	6/30/12	12/31/12	6/30/13	12/31/13
OmniAmerican Bancorp, Inc.	100.00	114.35	126.33	132.49	180.84	195.19	185.91	180.42
S&P 500	100.00	114.82	121.74	117.25	128.37	136.01	154.81	180.06
SNL Bank and Thrift	100.00	107.00	99.01	83.20	97.28	111.72	133.22	152.97

ITEM 6. Selected Financial Data
The summary information presented below at the listed dates or for each of the years presented is derived from the Company’s audited consolidated financial statements. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes contained in Item 8. Financial Statements and Supplementary Data.

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Consolidated Financial Condition Data:
Total assets	$1,391,313	$1,257,349	$1,336,714	$1,108,419	$1,133,927
Cash and cash equivalents	15,880	23,853	21,158	24,597	140,144
Securities available for sale, at fair value	430,775	383,909	529,941	317,806	210,421
Other investments	19,782	12,867	13,465	3,060	3,850
Loans receivable, net	824,881	735,271	683,491	660,425	698,127
Bank-owned life insurance	43,606	32,183	21,016	20,078	—
Foreclosed assets, net	850	394	227	207	267
Other real estate owned	177	4,769	6,683	14,793	6,762
Deposits	813,574	816,302	807,634	801,158	909,966
Federal Home Loan Bank of Dallas advances	362,000	207,000	262,000	41,000	66,400
Repurchase agreements	2,000	8,000	58,000	58,000	58,000
Other borrowings	—	11,000	—	—	—
Total stockholders’ equity	207,142	205,578	199,024	198,627	91,156

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Consolidated Operating Data:
Interest income	$48,266	$50,028	$53,781	$52,847	$53,715
Interest expense	7,639	10,844	13,067	13,903	19,674
Net interest income	40,627	39,184	40,714	38,944	34,041
Provision for loan losses	2,250	1,950	3,230	6,700	5,200
Net interest income after provision for loan losses	38,377	37,234	37,484	32,244	28,841
Noninterest income	16,359	15,785	13,150	13,699	16,463
Noninterest expense	44,983	44,443	44,823	44,001	43,757
Income before income tax expense	9,753	8,576	5,811	1,942	1,547
Income tax expense	3,326	2,878	1,844	285	892
Net income	$6,427	$5,698	$3,967	$1,657	$655

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Consolidated Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.48%	0.43%	0.31%	0.15%	0.06%
Return on average equity (ratio of net income to average equity)	3.12%	2.81%	1.98%	0.86%	0.72%
Interest rate spread (1)	3.20%	3.08%	3.24%	3.45%	3.29%
Net interest margin (2)	3.30%	3.21%	3.45%	3.77%	3.51%
Efficiency ratio (3)	78.94%	80.85%	83.22%	83.58%	86.64%
Noninterest expense to average total assets	3.36%	3.36%	3.50%	3.94%	4.18%
Average interest-earning assets to average interest-bearing liabilities	115.56%	114.46%	118.37%	124.05%	111.49%
Average equity to average total assets	15.40%	15.36%	15.66%	17.17%	8.73%
Basic earnings per share (4)	$0.62	$0.55	$0.37	$0.15	N/A
Diluted earnings per share (4)	$0.61	$0.55	$0.37	$0.15	N/A
Asset Quality Ratios:
Non-performing assets to total assets	0.39%	1.04%	1.24%	2.19%	1.35%
Non-performing loans to total loans	0.53%	1.06%	1.40%	1.38%	1.17%
Allowance for loan losses to non-performing loans	148.37%	87.81%	82.08%	96.55%	100.66%
Allowance for loan losses to total loans	0.78%	0.93%	1.15%	1.33%	1.18%
Net charge-offs to average loans outstanding	0.34%	0.40%	0.63%	0.89%	0.71%
Consolidated Capital Ratios:
Total capital (to risk-weighted assets)	23.41%	25.47%	24.86%	27.91%	12.03%
Tier I capital (to risk-weighted assets)	22.66%	24.56%	23.86%	26.89%	11.01%
Tier I capital (to total assets)	14.86%	15.67%	14.18%	17.40%	7.35%
Other Data:
Number of full service offices	14	15	15	15	16
Full-time equivalent employees	281	332	326	307	330
____________________

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)
The Company completed its mutual-to-stock conversion on January 20, 2010. The earnings per share for the year ended December 31, 2010 is calculated as if the conversion had been completed prior to January 1, 2010.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2013 and 2012, and our results of operations for the years ended December 31, 2013, 2012, and 2011. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this annual report.
Overview
Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on our deposits and borrowings. Results of operations are also affected by service charges and other fees, provisions for loan losses, commissions, gains (losses) on sales of securities and loans, and other income. Our noninterest expense consists primarily of salaries and benefits, professional and outside services, occupancy, other operations expense, software and equipment maintenance, depreciation of furniture, software and equipment, and communications costs.
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
Business Strategy
Our primary objective is to operate as an independent, community-oriented financial institution serving customers in our primary market areas. Our board of directors has sought to accomplish this objective by adopting a business strategy designed to maintain profitability, a strong capital position, and high asset quality. This business strategy includes the following elements.
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
Use technology to expand customer base. Although our strategy continues to emphasize superior personal service, as consumer preferences evolve we continue to expand user-friendly, technology-based systems to attract customers who want to interact with their financial institution electronically. We offer technology-based services including remote deposit capture, online banking, bill pay and treasury services, mobile banking, voice response banking, automatic payroll deposit programs, and a robust internet web site. We believe the availability of both traditional bank services and electronic banking services enhances our ability to attract a broader range of customers.
Continuing to grow our loan portfolio. Our strategy for increasing net income includes increasing our loan originations. We intend to continue to emphasize the origination of one- to four-family residential real estate loans and direct consumer loans, as well as commercial real estate, real estate construction, and commercial business loans. Commercial real estate loans, real estate construction, and commercial business loans generally are originated with higher interest rates compared to one- to four-family residential real estate loans and, therefore, have a positive effect on our interest rate spread and net interest income. In addition, the majority of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk. In October 2013, we discontinued the purchase of automobile loans originated through dealerships in order to strengthen our focus on our commercial, direct retail and mortgage lending strategies.
Maintaining our high level of asset quality through conservative underwriting guidelines and aggressive monitoring of our loan portfolio. We introduce loan products only when we are confident that our staff has the necessary expertise and that sound underwriting and collection procedures are in place. For example, a relatively high percentage of our loan portfolio consists of consumer loans which are generally considered to have higher risk than owner-occupied one- to four-family residential loans. For the years ended December 31, 2013 and 2012, our average ratio of losses from consumer loans to average total loans was 0.29% and 0.28%, respectively. Our credit and collections department actively monitors the performance of our consumer and residential real estate loan portfolios. When a loan becomes past due, we promptly contact the borrower by telephone or by written communication. During each personal contact, the borrower is required to provide updated information and is counseled on the terms of the loan and the importance of making payments on or before the due date. With respect to our commercial real estate and commercial business lending, collection efforts are carried out directly by our commercial loan officers. Commercial loan officers review past due accounts weekly and promptly contact delinquent borrowers. Past due notices are typically sent to commercial real estate customers and commercial business customers at 15 days past due.
Emphasizing our lower cost deposit products to reduce the funding costs of our loan growth. We offer interest-bearing and noninterest-bearing demand accounts, money market accounts, and savings accounts, which generally are lower cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate. For the years ended December 31, 2013, 2012, and 2011, the average of our demand accounts, money market accounts, and savings accounts represented 65.18%, 62.58%, and 59.34%, respectively, of average total deposits. We intend to continue emphasizing demand accounts, money market accounts, and savings accounts as a source of funding.
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
The allowance for loan losses is maintained at a level to cover probable credit losses inherent in the loan portfolio at the balance sheet date. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. The estimate of our credit losses is applied to two general categories of loans:

•	loans that we evaluate individually for impairment pursuant to ASC 310-10, “Receivables”; and

•	groups of loans with similar risk characteristics that we evaluate collectively for impairment pursuant to ASC 450-10, “Contingencies.”
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
Comparison of Financial Condition at December 31, 2013 and 2012
Assets. Total assets increased $134.0 million, or 10.7%, to $1.39 billion at December 31, 2013 from $1.26 billion at December 31, 2012. The increase was primarily the result of an increase in loans, net of the allowance for loan losses and deferred fees and discounts, of $89.6 million, an increase in securities classified as available for sale of $46.9 million, and an increase in bank-owned life insurance of $11.4 million, partially offset by decreases in cash and cash equivalents of $8.0 million and loans held for sale of $7.3 million.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $8.0 million, or 33.4%, to $15.9 million at December 31, 2013 from $23.9 million at December 31, 2012. The decrease in total cash and cash equivalents was primarily due to $462.2 million in cash used to originate loans, $210.0 million in cash used to purchase securities classified as available for sale, $11.0 million in cash used to repay overnight borrowings, and $10.0 million in cash used to purchase bank-owned life insurance. These decreases were partially offset by increases due to $309.8 million of cash received from loan principal repayments, $155.0 million in cash from the net increase in Federal Home Loan Bank advances, $147.9 million in proceeds from sales, principal repayments, and maturities of securities, and $65.9 million of proceeds from the sales of loans.
Securities. Securities classified as available for sale increased $46.9 million, or 12.2%, to $430.8 million at December 31, 2013 from $383.9 million at December 31, 2012. The increase in securities classified as available for sale during the year ended December 31, 2013, reflected purchases of $210.0 million, partially offset by principal repayments and maturities of $101.7 million, sales of $44.5 million, a decrease in unrealized gains of $13.7 million, and amortization of the net premiums on investments of $3.2 million during the year ended December 31, 2013. At December 31, 2013, securities classified as available for sale consisted primarily of government-sponsored mortgage-backed securities, government-sponsored CMOs, agency bonds, municipal obligations, and other equity securities.
Bank Owned Life Insurance. Bank-owned life insurance increased $11.4 million, or 35.5%, to $43.6 million at December 31, 2013 from $32.2 million at December 31, 2012, primarily due to the purchase of $10.0 million of life insurance policies on certain key employees during the year ended December 31, 2013.

Loans. Loans, net increased $89.6 million, or 12.2%, to $824.9 million at December 31, 2013 from $735.3 million at December 31, 2012.

	December 31, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
One- to four-family	$262,723	$251,756	$10,967	4.4%
Home equity	17,106	20,863	(3,757)	(18.0)
Commercial real estate	106,560	84,783	21,777	25.7
Real estate construction	59,648	52,245	7,403	14.2
Commercial business	69,320	63,390	5,930	9.4
Automobile, indirect	264,671	221,907	42,764	19.3
Automobile, direct	31,598	27,433	4,165	15.2
Other consumer	15,330	16,707	(1,377)	(8.2)
Total loans	826,956	739,084	87,872	11.9
Other items:
Unearned fees and discounts, net	4,370	3,087	1,283	41.6
Allowance for loan losses	(6,445)	(6,900)	455	(6.6)
Total loans, net	$824,881	$735,271	$89,610	12.2%
Automobile loans (consisting of direct and indirect loans) increased $47.0 million, or 18.8%, to $296.3 million at December 31, 2013 from $249.3 million at December 31, 2012, related primarily to our competitive rate structure. The increase in emphasis on generating commercial loans resulted in increases in our commercial real estate, real estate construction and commercial business portfolios. Commercial real estate loans increased $21.8 million, or 25.7% to $106.6 million at December 31, 2013 from $84.8 million at December 31, 2012, primarily due to $37.2 million of loan originations, partially offset by loan repayments of $15.4 million during the year ended December 31, 2013. Real estate construction loans increased $7.4 million, or 14.2%, to $59.6 million at December 31, 2013 from $52.2 million at December 31, 2012, as new construction borrowing demand increased in our market area. Commercial business loans increased $5.9 million, or 9.4%, to $69.3 million at December 31, 2013 from $63.4 million at December 31, 2012. The increase in commercial business loans was primarily due to $75.9 million of loan originations, partially offset by loan repayments of $56.4 million and a $13.6 million decrease in our participating interest in mortgage warehouse lines of credit with another financial institution during the year ended December 31, 2013. One- to four-family residential real estate loans increased $11.0 million, or 4.4%, to $262.7 million at December 31, 2013 from $251.8 million at December 31, 2012. The increase in one- to four-family residential real estate loans was primarily due to originations of $63.9 million, partially offset by repayments of $52.9 million. These increases were partially offset by a decrease in home equity loans of $3.8 million and a decrease in other consumer loans of $1.4 million, as loans are maturing and paying off. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while managing the potential for risk of loss.
Allowance for Loan Losses. The allowance for loan losses decreased $455,000, or 6.6%, to $6.4 million at December 31, 2013 from $6.9 million at December 31, 2012, while total loans increased $87.9 million, or 11.9%, to $827.0 million at December 31, 2013 from $739.1 million at December 31, 2012. The decreases in the allowance for loan losses attributable to commercial business loans, direct automobile loans, real estate construction loans and home equity loans were partially offset by increases in the allowance for loan losses related to indirect automobile loans, other consumer loans, and one- to four-family residential real estate loans. At December 31, 2013, the allowance for loan losses represented 0.78% of total loans compared to 0.93% of total loans at December 31, 2012. Included in the allowance for loan losses at December 31, 2013 were specific reserves for loan losses of $521,000 related to five impaired loans with balances totaling $1.6 million. Impaired loans with balances totaling $11.4 million did not require specific reserves for loan losses at December 31, 2013. The allowance for loan losses at December 31, 2012 included specific reserves for loan losses of $278,000 related to three impaired loans with balances totaling $981,000. In addition, impaired loans with balances totaling $19.5 million did not require specific reserves for loan losses at December 31, 2012. The balance of unimpaired loans increased $95.4 million, or 11.7%, to $814.0 million at December 31, 2013 from $718.6 million at December 31, 2012. The allowance for loan losses related to unimpaired loans decreased $698,000, or 10.5%, to $5.9 million at December 31, 2013 from $6.6 million at December 31, 2012.

The significant changes in the amount of the allowance for loan losses during the year ended December 31, 2013 related to: (i) a $405,000 decrease in the general allowance for loan losses attributable to unimpaired commercial real estate loans primarily due to a decrease in net charge-offs of commercial real estate loans to no net charge-offs during the year ended December 31, 2013 from $99,000, or 0.11% of total loans outstanding during the year ended December 31, 2012 and (ii) a $397,000 decrease in the general allowance for loan losses attributable to unimpaired commercial business loans resulting primarily from a decrease in net charge-offs of commercial business loans to $70,000, or 0.11% of average loans outstanding for the year ended December 31, 2013 from $737,000, or 1.47% of average loans outstanding, for the year ended December 31, 2012. Partially offsetting these decreases was a $321,000 increase in the allowance for loan losses attributable to impaired commercial real estate loans resulting from a specific reserve for one loan that was identified as not sufficiently covered by the value of the collateral. Management also considered local economic factors and unemployment rates as well as the higher risk profile of commercial business and commercial real estate loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Other Real Estate Owned. Other real estate owned decreased $4.6 million, or 96.3% to $177,000 at December 31, 2013 from $4.8 million at December 31, 2012. The decrease resulted primarily from the sales of other real estate owned properties totaling $4.5 million and write-downs of the values of other real estate owned properties to the current fair values less costs to sell totaling $227,000, partially offset by $184,000 in loans reclassified to other real estate owned.
Deposits. Deposits decreased $2.7 million, or 0.3%, to $813.6 million at December 31, 2013 from $816.3 million at December 31, 2012.

	December 31, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
Noninterest-bearing demand	$58,071	$47,331	$10,740	22.7%
Interest-bearing demand	146,818	139,976	6,842	4.9
Savings	105,030	105,946	(916)	(0.9)
Money market	233,918	229,537	4,381	1.9
Certificates of deposit	269,737	293,512	(23,775)	(8.1)
Total deposits	$813,574	$816,302	$(2,728)	(0.3)%
The decrease was primarily due to decreases in certificates of deposit of $23.8 million and savings deposits of $916,000. The decrease in certificates of deposit resulted from certificates of deposit that matured and were not renewed. These decreases were partially offset by increases in noninterest-bearing demand deposits of $10.7 million, interest-bearing demand deposits of $6.8 million, and money market deposits of $4.4 million. The increase in noninterest-bearing demand deposits was primarily related to growth in commercial deposits. The increase in interest-bearing demand deposits was primarily due to growth in consumer deposits. The increase in money market deposits was primarily attributable to commercial deposits and increased sales of a cash sweep product.
Borrowings. Federal Home Loan Bank advances increased $155.0 million, or 74.9%, to $362.0 million at December 31, 2013 from $207.0 million at December 31, 2012. The increase in Federal Home Loan Bank was attributable to advances of $410.0 million, partially offset by scheduled maturities of $255.0 million during the year ended December 31, 2013. Repurchase agreements decreased $6.0 million, or 75.0%, to $2.0 million at December 31, 2013 from $8.0 million at December 31, 2012. The decrease resulted primarily from the maturity and repayment of $6.0 million of repurchase agreements in January 2013. Other borrowings decreased $11.0 million at December 31, 2013 from December 31, 2012, due to the repayment of overnight borrowings from the Federal Home Loan Bank outstanding at December 31, 2012. There were no overnight borrowing as of December 31, 2013.

Stockholders’ Equity. At December 31, 2013, our stockholders’ equity was $207.1 million, an increase of $1.5 million, or 0.8%, from $205.6 million at December 31, 2012.

	December 31, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
Common stock	$115	$114	$1	0.9%
Additional paid-in capital	109,250	106,684	2,566	2.4
Unallocated ESOP shares	(7,999)	(8,379)	380	(4.5)
Retained earnings	108,304	101,877	6,427	6.3
Accumulated other comprehensive (loss) income	(2,528)	5,282	(7,810)	(147.9)
Total stockholders’ equity	$207,142	$205,578	$1,564	0.8%
The increase in stockholders’ equity was primarily attributable to net income of $6.4 million, share-based compensation expense of $1.8 million, and employee stock ownership plan compensation expense of $893,000 for the year ended December 31, 2013. Partially offsetting these increases in stockholders’ equity was a decrease of $7.8 million of other comprehensive loss for the year ended December 31, 2013 resulting primarily from a decrease in unrealized gains on available for sale securities.
Comparison of Operating Results for the Years Ended December 31, 2013 and 2012
General. Net income increased $729,000, or 12.8%, to $6.4 million for the year ended December 31, 2013 from $5.7 million for the year ended December 31, 2012. The increase in net income for the year ended December 31, 2013 reflected a decrease in interest expense of $3.2 million and an increase in noninterest income of $574,000, partially offset by a decrease in interest income of $1.7 million, an increase in noninterest expense of $540,000, an increase in income tax expense of $448,000, and an increase in the provision for loan losses of $300,000.
Interest Income. Interest income decreased $1.7 million, or 3.5%, to $48.3 million for the year ended December 31, 2013 from $50.0 million for the year ended December 31, 2012. The decrease resulted from a decrease of 28 basis points in our average yield on interest-earning assets, partially offset by $1.3 million in interest income recognized upon payoff in July 2013 of a loan that had been on nonaccrual status, and a 0.8% increase in the average balances of interest-earning assets. The decrease in our average yield on interest-earning assets during the year ended December 31, 2013 as compared to the prior year period was primarily due to the purchase of investment securities and the origination of new loans at lower rates as market interest rates continued to decline.

	December 31, 2013	December 3, 2012	Dollar change	Percent change
	(Dollars in thousands)
Interest income:
Loans, including fees	$39,027	$38,361	$666	1.7%
Securities—taxable	9,237	11,667	(2,430)	(20.8)
Securities—nontaxable	2	—	2	—
Total interest income	$48,266	$50,028	$(1,762)	(3.5)%
Interest income on loans increased $666,000, or 1.7%, to $39.0 million for the year ended December 31, 2013 from $38.4 million for the year ended December 31, 2012. The increase resulted primarily from an increase in the average balance of loans of $72.0 million, or 9.8%, to $805.1 million for the year ended December 31, 2013 from $733.1 million for the year ended December 31, 2012. Partially offsetting the increase in interest income due to an increase in the average balance of the loan portfolio was a 38 basis point decrease in the average yield on our loan portfolio to 4.85% for the year ended December 31, 2013 from 5.23% for the year ended December 31, 2012.
Interest income on investment securities decreased $2.5 million, or 20.8%, to $9.2 million for the year ended December 31, 2013 from $11.7 million for the year ended December 31, 2012. The decrease resulted primarily from a $56.8 million, or 12.2%, decrease in the average balance of our securities portfolio to $407.9 million for the year ended December 31, 2013 from $464.7 million for the year ended December 31, 2012, primarily due to sales, principal repayments, and maturities of securities. The decrease in interest income on investment securities was also attributable to a decrease in the average yield on our securities portfolio of 25 basis points to 2.24% for the year ended December 31, 2013 from 2.49% for the year ended December 31, 2012.

Interest Expense. Interest expense decreased by $3.2 million, or 29.6%, to $7.6 million for the year ended December 31, 2013 from $10.8 million for the year ended December 31, 2012.

	December 31, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
Interest expense:
Deposits	$5,071	$6,281	$(1,210)	(19.3)%
Borrowed funds	2,568	4,563	(1,995)	(43.7)
Total interest expense	$7,639	$10,844	$(3,205)	(29.6)%
The decrease in interest expense resulted from a $2.0 million decrease in interest expense on borrowed funds and a $1.2 million decrease in interest expense on deposits. The average rate we paid on deposits decreased 15 basis points to 0.67% for the year ended December 31, 2013 from 0.82% for the year ended December 31, 2012, as we lowered the rates on our deposits as market interest rates continued to decline. Contributing to the decrease in the average rate paid on deposits was a shift in the composition of our deposits from higher cost certificates of deposit to lower cost interest-bearing demand deposits and money market deposits. The average balance of our interest-bearing demand deposits and money market deposits increased $25.3 million, or 7.3%, to $369.7 million for the year ended December 31, 2013 from $344.4 million for the year ended December 31, 2012, while the average balance of our certificates of deposit decreased $20.0 million, or 6.6%, to $282.4 million for the year ended December 31, 2013 from $302.4 million for the year ended December 31, 2012.
Interest expense on certificates of deposit decreased $1.1 million, or 20.3%, to $4.4 million for the year ended December 31, 2013 from $5.5 million for the year ended December 31, 2012. The decrease in interest expense was attributable to a 27 basis points decrease in the average rate paid on certificates of deposit to 1.55% for the year ended December 31, 2013 from 1.82% for the year ended December 31, 2012, reflecting lower market interest rates and a decrease in the average balance of certificates of deposit. Interest expense on our savings accounts decreased $65,000, or 57.5%, to $48,000 for the year ended December 31, 2013 from $113,000 for the prior year, primarily due to a 4 basis point decrease in the average rate paid on savings deposits and a $16.3 million decrease in the average balance of these types of deposits. Interest expense on our interest-bearing demand accounts and money market accounts, decreased $25,000, or 3.8%, to $634,000 for the year ended December 31, 2013 from $659,000 for the prior year, primarily due to a 2 basis point decrease in the average rate paid on these types of deposits reflecting lower market interest rates, partially offset by a $25.3 million increase in the average balance of interest-bearing demand accounts and money market accounts.
Interest expense on borrowed funds decreased $2.0 million or 43.7%, to $2.6 million for the year ended December 31, 2013 from $4.6 million for the prior year, primarily due to decreases of $1.7 million in interest expense attributable to repurchase agreements and $278,000 in interest expense attributable to Federal Home Loan Bank advances. The decrease in interest expense attributable to repurchase agreements was primarily due to a $34.1 million, or 93.9%, decrease in the average balance of repurchase agreements as $50.0 million of repurchase agreements matured and were repaid in July 2012 and another $6.0 million matured and were repaid in January 2013. The decrease in interest expense attributable to Federal Home Loan Bank advances was due primarily to a decrease in the average rate paid for Federal Home Loan Bank advances of 24 basis points to 0.84% for the year ended December 31, 2013 from 1.08% for the year ended December 31, 2012, partially offset by an increase in the average balance of Federal Home Loan Bank advances of $41.3 million, or 16.2%.
Net Interest Income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest-bearing liabilities, such as deposits and borrowings. Interest rate spread is the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to average interest-earning assets for the period.
Net interest income increased by $1.4 million, or 3.7%, to $40.6 million for the year ended December 31, 2013 from $39.2 million for the year ended December 31, 2012. Our interest rate spread increased 12 basis points, to 3.20% for the year ended December 31, 2013 from 3.08% for the year ended December 31, 2012. Our net interest margin increased 9 basis points to 3.30% for the year ended December 31, 2013 from 3.21% for the year ended December 31, 2012. The increases in net interest income, interest rate spread, and net interest margin for the year ended December 31, 2013 compared to the prior year resulted primarily from an increase in the average balance of loans receivable, the repayment of repurchase agreements, a reduction in the rates paid on our deposit products, and a shift in the composition of our deposits from higher cost certificates of deposit to lower cost interest-bearing demand deposits and money market deposits.
Provision for Loan Losses. We recorded a provision for loan losses of $2.3 million for the year ended December 31, 2013 compared to a provision for loan losses of $2.0 million for the year ended December 31, 2012. The increase in the provision is primarily due to an $87.9 million, or 11.9%, increase in total loans outstanding to $827.0 million for the year ended December 31, 2013 from $739.1 million for the year ended December 31, 2012. Partially offsetting the increase in the provision for loan losses due to an increase in total loans outstanding was a decrease in net charge-offs of $253,000, or 8.6%, to $2.7 million for the year ended December 31, 2013, compared to $3.0 million for the year ended December 31, 2012. Net charge-offs as a percentage of average loans outstanding decreased to 0.34% for the year ended December 31, 2013 from 0.40% for the year ended December 31, 2012. The allowance for loan losses to total loans receivable decreased to 0.78% at December 31, 2013 from 0.93% at December 31, 2012. Total substandard loans decreased $4.9 million, or 21.5%, to $17.9 million at December 31, 2013 from $22.8 million at December 31, 2012. Total impaired loans decreased $7.4 million, or 36.5%, to $13.0 million at December 31, 2013 from $20.4 million at December 31, 2012.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either December 31, 2013 or December 31, 2012. At December 31, 2013, non-performing loans totaled $4.3 million, or 0.53% of total loans, compared to $7.9 million, or 1.06% of total loans, at December 31, 2012. The allowance for loan losses as a percentage of non-performing loans increased to 148.37% at December 31, 2013 from 87.81% at December 31, 2012. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2013 and 2012.
Noninterest Income. Noninterest income increased by $574,000, or 3.6%, to $16.4 million for the year ended December 31, 2013 from $15.8 million for the year ended December 31, 2012.

	December 31, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$9,122	$8,928	$194	2.2%
Net gains on sales of securities available for sale	1,701	860	841	97.8
Net gains on sales of loans	1,510	2,941	(1,431)	(48.7)
Net gains (losses) on sales of repossessed assets	34	(106)	140	132.1
Net gains (losses) on sales of premises and equipment	312	(8)	320	4,000.0
Commissions	1,467	1,353	114	8.4
Increase in cash surrender value of bank-owned life insurance	1,423	1,167	256	21.9
Other income	790	650	140	21.5
Total noninterest income	$16,359	$15,785	$574	3.6%
The increase in noninterest income was primarily due to an $841,000 increase in net gains on sales of securities available for sale, a $320,000 increase in gains on sales of premises and equipment, a $256,000 increase in income from the increase in cash surrender value of bank-owned life insurance, and a $194,000 increase in service charges and other fees, partially offset by a $1.4 million decrease in net gains on sales of loans. The increase in gains on sales of investment securities was attributable to sales of $44.5 million of securities available for sale with gross realized gains of $1.7 million for the year ended December 31, 2013 compared to sales of $59.6 million of securities available for sale with gross realized gains of $860,000 for the year ended December 31, 2012. The increase in gains on sales of premises and equipment resulted primarily from the sale of land adjacent to one of our branch locations during the year ended December 31, 2013. The improvement in the income from the increase in cash surrender value of bank-owned life insurance was primarily due to the purchase of $10.0 million of life insurance policies during the year ended December 31, 2013. The increase in service charges and other fees was due primarily to a decrease in mortgage servicing rights impairment of $372,000 during the year ended December 31, 2013 compared to the prior year. The decrease in gains on sales of loans resulted primarily from less favorable pricing on loans sold due to rising interest rates during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Noninterest Expense. Noninterest expense increased by $540,000, or 1.2%, to $45.0 million for the year ended December 31, 2013 from $44.4 million for the year ended December 31, 2012.

	December 31, 2013	December 31, 2012	Dollar change	Percent change
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$25,984	$24,600	$1,384	5.6%
Software and equipment maintenance	2,686	2,339	347	14.8
Depreciation of furniture, software, and equipment	1,554	1,740	(186)	(10.7)
FDIC insurance	701	830	(129)	(15.5)
Net loss on write-down of other real estate owned	227	1,029	(802)	(77.9)
Real estate owned (income) expense	(16)	210	(226)	(107.6)
Service fees	515	482	33	6.8
Communications costs	1,015	1,074	(59)	(5.5)
Other operations expense	3,022	3,131	(109)	(3.5)
Occupancy	3,758	3,808	(50)	(1.3)
Professional and outside services	4,233	4,216	17	0.4
Loan servicing	586	357	229	64.1
Marketing	718	627	91	14.5
Total noninterest expense	$44,983	$44,443	$540	1.2%
The increase in noninterest expense was primarily attributable to an increase in salaries and benefits expense of $1.4 million and an increase in software and equipment maintenance of $347,000, partially offset by a decrease in the net loss on write-down of other real estate owned expense of $802,000. The increase in salaries and benefits expense was due primarily to an $855,000 increase in health insurance expense due to unfavorable medical claims experience, a $391,000 increase in salaries expense primarily due to $599,000 in severance expenses related to a reduction in force partially offset by a decrease in expense related to the reduction in headcount, and a $326,000 increase in equity incentive plan expenses. The increase in software and equipment maintenance expense resulted primarily from the addition of new software related to our enhanced E-banking and mobile banking services as well as higher costs on renewals of existing maintenance contracts. The decrease in the net loss on the write-down of other real estate owned was primarily attributable to write-downs of properties to their current fair value less estimated costs to sell totaling $227,000 during the year ended December 31, 2013 compared to a total of $1.0 million in write-downs during the year ended December 31, 2012.
Income Tax Expense. Income tax expense increased $448,000, or 15.6%, to $3.3 million for the year ended December 31, 2013 from $2.9 million for the prior year, primarily due to an increase in pre-tax income. Our effective tax rate, including provisions for the Texas state margin tax, was 34.1% for the year ended December 31, 2013 compared to 33.6% for the year ended December 31, 2012. The increase in the effective tax rate was primarily due to an increase in nondeductible expenses.

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
The decrease in interest expense was primarily the result of a $1.1 million decrease in interest expense on borrowed funds and a $1.1 million decrease in interest expense on deposits. The average rate we paid on deposits decreased 19 basis points to 0.82% for the year ended December 31, 2012 from 1.01% for the year ended December 31, 2011, as we were able to reprice our deposits lower as market interest rates declined. Partially offsetting the decrease in expense due to the decrease in the rates we paid on deposits was a $38.6 million, or 5.3%, increase in the average balance of interest-bearing deposits to $768.6 million for the year ended December 31, 2012 from $730.0 million for the year ended December 31, 2012. The increase in the average balance of our interest-bearing deposits was primarily due to increases in the average balance of our interest-bearing demand accounts and money market accounts, partially offset by decreases in the average balance of our savings accounts and certificates of deposit.
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

	December 31, 2012	December 31, 2011	Dollar change	Percent change
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$8,928	$9,356	$(428)	(4.6)%
Net gains on sales of securities available for sale	860	797	63	7.9
Net gains on sales of loans	2,941	951	1,990	209.3
Net losses on sales of repossessed assets	(106)	(452)	346	(76.5)
Net losses on sales of premises and equipment	(8)	(6)	(2)	33.3
Commissions	1,353	852	501	58.8
Increase in cash surrender value of bank-owned life insurance	1,167	938	229	24.4
Other income	650	714	(64)	(9.0)
Total noninterest income	$15,785	$13,150	$2,635	20.0%
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

	For the Years Ended December 31,
	2013				2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate		Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$805,143	$39,027	4.85%		$733,121	$38,361	5.23%	$670,957	$39,581	5.90%
Taxable investment securities available for sale	407,799	9,155	2.24		464,739	11,560	2.49	488,945	14,121	2.89
Nontaxable investment securities available for sale	145	2	1.38	(1)	—	—	—	—	—	—
Cash and cash equivalents	3,624	9	0.25		8,411	29	0.34	10,668	32	0.30
Other	16,079	73	0.45		14,494	78	0.54	11,191	47	0.42
Total interest-earning assets	1,232,790	48,266	3.92		1,220,765	50,028	4.10	1,181,761	53,781	4.55
Noninterest-earning assets	105,915				101,822			100,577
Total assets	$1,338,705				$1,322,587			$1,282,338
Interest-bearing liabilities:
Interest-bearing demand	$140,717	$100	0.07%		$134,228	$120	0.09%	$85,296	$142	0.17%
Savings accounts	105,486	48	0.05		121,756	113	0.09	204,193	481	0.24
Money market accounts	229,021	534	0.23		210,204	539	0.26	114,712	448	0.39
Certificates of deposit	282,361	4,389	1.55		302,401	5,509	1.82	325,828	6,285	1.93
Total interest-bearing deposits	757,585	5,071	0.67		768,589	6,281	0.82	730,029	7,356	1.01
Federal Home Loan Bank advances	296,721	2,489	0.84		255,388	2,767	1.08	208,071	2,767	1.33
Repurchase agreements	2,214	64	2.89		36,279	1,785	4.92	58,000	2,942	5.07
Other borrowings	10,307	15	0.15		6,273	11	0.18	2,229	2	0.09
Total interest-bearing liabilities	1,066,827	7,639	0.72		1,066,529	10,844	1.02	998,329	13,067	1.31
Noninterest-bearing liabilities(2)	65,743				52,931			83,237
Total liabilities	1,132,570				1,119,460			1,081,566
Equity	206,135				203,127			200,772
Total liabilities and equity	$1,338,705				$1,322,587			$1,282,338
Net interest income		$40,627				$39,184			$40,714
Interest rate spread (3)			3.20%				3.08%			3.24%
Net interest-earning assets(4)	$165,963				$154,236			$183,432
Net interest margin (5)			3.30%				3.21%			3.45%
Average interest-earning assets to interest-bearing liabilities	115.56%				114.46%			118.37%
 ____________________

(1)	The tax equivalent yield of nontaxable investment securities was 2.09% for the year ended December 31, 2013 assuming a marginal tax rate of 34%.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2013 vs. 2012			Years Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,769	$(3,103)	$666	$3,667	$(4,887)	$(1,220)
Taxable investment securities available for sale	(1,416)	(989)	(2,405)	(699)	(1,862)	(2,561)
Nontaxable investment securities available for sale	—	2	2	—	—	—
Cash and cash equivalents	(17)	(3)	(20)	(7)	4	(3)
Other	9	(14)	(5)	14	17	31
Total interest-earning assets	$2,345	$(4,107)	$(1,762)	$2,975	$(6,728)	$(3,753)
Interest-bearing liabilities:
Interest-bearing demand	$6	$(26)	$(20)	$81	$(103)	$(22)
Savings accounts	(15)	(50)	(65)	(194)	(174)	(368)
Money market accounts	48	(53)	(5)	373	(282)	91
Certificates of deposit	(365)	(755)	(1,120)	(452)	(324)	(776)
Total interest-bearing deposits	(326)	(884)	(1,210)	(192)	(883)	(1,075)
Federal Home Loan Bank advances	448	(726)	(278)	629	(629)	—
Repurchase agreements	(1,676)	(45)	(1,721)	(1,102)	(55)	(1,157)
Other borrowings	7	(3)	4	4	5	9
Total interest-bearing liabilities	$(1,547)	$(1,658)	$(3,205)	$(661)	$(1,562)	$(2,223)
Change in net interest income	$3,892	$(2,449)	$1,443	$3,636	$(5,166)	$(1,530)
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10.0% or greater. For the year ended December 31, 2013, our liquidity ratio averaged 32.5%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2013.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending, and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $15.9 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $430.8 million at December 31, 2013. On that date, we had $362.0 million in Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $255.4 million.
Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At December 31, 2013, we had $113.4 million in commitments to extend credit. Included in the commitments to extend credit were $95.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2013 totaled $142.5 million, or 17.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating loans and purchasing investment securities. We originated $462.2 million, $388.8 million, and $305.1 million of loans during the years ended December 31, 2013, 2012, and 2011, respectively. In addition, we purchased $210.0 million, $53.0 million, and $441.9 million of securities during the years ended December 31, 2013, 2012, and 2011, respectively.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net decrease in total deposits of $2.7 million for the year ended December 31, 2013 and net increases in total deposits of $8.7 million and $6.5 million for the years ended December 31, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide additional sources of funds. Federal Home Loan Bank advances increased by $155.0 million for the year ended December 31, 2013, decreased $55.0 million for the year ended December 31, 2012, and increased by $221.0 million for the year ended December 31, 2011. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase investment securities. At December 31, 2013, we had the ability to borrow up to $617.4 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $55.0 million in federal funds lines with other financial institutions at December 31, 2013. We also have a line of credit with the Federal Reserve Bank of Dallas which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At December 31, 2013, the borrowing limit for this line of credit was $298.9 million.
Banks and bank holding companies are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, OmniAmerican Bancorp, Inc. and OmniAmerican Bank exceeded all regulatory capital requirements. OmniAmerican Bancorp, Inc. believes that, as of December 31, 2013, its bank subsidiary, OmniAmerican Bank, is considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 12 — Regulatory Matters of the notes to the consolidated financial statements included in this annual report.
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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$144,167	$211,500	$8,333	$—	$364,000
Operating leases	595	1,048	1,005	913	3,561
Certificates of deposit	142,518	90,960	36,259	—	269,737
Total contractual obligations	$287,280	$303,508	$45,597	$913	$637,298
Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$12,713	$—	$—	$—	$12,713
Unused lines of credit (2)	—	—	—	—	95,572
Total loan commitments	$12,713	$—	$—	$—	$108,285
Total contractual obligations and loan commitments	$299,993	$303,508	$45,597	$913	$745,583
____________________

(1)	Long-term debt includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

(2)	Since lines of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
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
The table below sets forth, as of December 31, 2013, our calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at December 31, 2013.

At December 31, 2013
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)		Net Interest Income
				NPV Ratio (4)	Increase (Decrease) (basis points)	Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent				Amount	Percent
(Dollars in thousands)
+300	$280,203	$(3,219)	(1.14)%	19.22%	14	$40,458	$(1,872)	(4.42)%
+200	283,475	53	0.02%	19.30%	22	40,683	(1,647)	(3.89)%
+100	284,553	1,131	0.40%	19.25%	17	40,763	(1,567)	(3.70)%
0	283,422	—	—%	19.08%	—	42,330	—	—
-100	272,065	(11,357)	(4.01)%	18.38%	(70)	38,184	(4,146)	(9.79)%
 ____________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. The model illustrates the change in the economic value of our assets and liabilities at December 31, 2013 assuming an immediate change in interest rates. The table above indicates that at December 31, 2013, in the event of a 200 basis point increase in interest rates, we would experience a 0.02% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 4.01% decrease in net portfolio value.

The Bank’s asset/liability management strategy sets acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel and sustained interest rate increases of 200 and 300 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 6.00%. As illustrated in the foregoing table, the Bank was within policy limits at December 31, 2013.
Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 100, 200, or 300 basis point increase or a 100 basis point decrease in market interest rates. As of December 31, 2013, using our internal interest rate risk model, we estimated that our net interest income for the year ended December 31, 2013 would decrease by 3.89% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 9.79% in the event of an instantaneous 100 basis point decrease in market interest rates.
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
We have audited the accompanying consolidated balance sheets of OmniAmerican Bancorp, Inc. and subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniAmerican Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OmniAmerican Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Dallas, Texas
March 7, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
OmniAmerican Bancorp, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows of OmniAmerican Bancorp, Inc. and Subsidiary (the Company) for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of OmniAmerican Bancorp, Inc. and Subsidiary for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Dallas, Texas
March 2, 2012

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Cash and due from financial institutions	$11,498	$21,931
Short-term interest-earning deposits in other financial institutions	4,382	1,922
Total cash and cash equivalents	15,880	23,853
Investments:
Securities available for sale (Amortized cost of $433,580 on December 31, 2013 and $372,940 on December 31, 2012)	430,775	383,909
Other	19,782	12,867
Loans held for sale	1,509	8,829
Loans, net of deferred fees and discounts	831,326	742,171
Less allowance for loan losses	(6,445)	(6,900)
Loans, net	824,881	735,271
Premises and equipment, net	41,512	43,126
Bank-owned life insurance	43,606	32,183
Other real estate owned	177	4,769
Mortgage servicing rights	1,473	1,009
Deferred tax asset, net	4,066	1,039
Accrued interest receivable	3,447	3,340
Other assets	4,205	7,154
Total assets	$1,391,313	$1,257,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$58,071	$47,331
Interest-bearing	755,503	768,971
Total deposits	813,574	816,302
Federal Home Loan Bank advances	362,000	207,000
Repurchase agreements	2,000	8,000
Other borrowings	—	11,000
Accrued expenses and other liabilities	6,597	9,469
Total liabilities	1,184,171	1,051,771
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,451,596 shares issued and outstanding at December 31, 2013 and 11,444,800 shares issued and outstanding at December 31, 2012	115	114
Additional paid-in capital	109,250	106,684
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 799,848 shares at December 31, 2013 and 837,936 shares at December 31, 2012	(7,999)	(8,379)
Retained earnings	108,304	101,877
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on securities available for sale, net of income taxes	(1,851)	7,240
Unrealized loss on pension plan, net of income taxes	(677)	(1,958)
Total accumulated other comprehensive (loss) income	(2,528)	5,282
Total stockholders’ equity	207,142	205,578
Total liabilities and stockholders’ equity	$1,391,313	$1,257,349
See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Dollar in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Interest income:
Loans, including fees	$39,027	$38,361	$39,581
Securities—taxable	9,237	11,667	14,200
Securities—nontaxable	2	—	—
Total interest income	48,266	50,028	53,781
Interest expense:
Deposits	5,071	6,281	7,356
Borrowed funds	2,568	4,563	5,711
Total interest expense	7,639	10,844	13,067
Net interest income	40,627	39,184	40,714
Provision for loan losses	2,250	1,950	3,230
Net interest income after provision for loan losses	38,377	37,234	37,484
Noninterest income:
Service charges and other fees	9,122	8,928	9,356
Net gains on sales of securities available for sale (reclassified from unrealized gains (losses) on available-for-sale securities in accumulated other comprehensive income)	1,701	860	797
Net gains on sales of loans	1,510	2,941	951
Net gains (losses) on sales of repossessed assets	34	(106)	(452)
Net gains (losses) on sales of premises and equipment	312	(8)	(6)
Commissions	1,467	1,353	852
Increase in cash surrender value of bank-owned life insurance	1,423	1,167	938
Other income	790	650	714
Total noninterest income	16,359	15,785	13,150
Noninterest expense:
Salaries and benefits	25,984	24,600	22,841
Software and equipment maintenance	2,686	2,339	2,366
Depreciation of furniture, software, and equipment	1,554	1,740	2,606
FDIC insurance	701	830	1,094
Net loss on write-down of other real estate owned	227	1,029	2,479
Real estate owned (income) expense	(16)	210	477
Service fees	515	482	493
Communications costs	1,015	1,074	974
Other operations expense	3,022	3,131	3,538
Occupancy	3,758	3,808	3,491
Professional and outside services	4,233	4,216	3,318
Loan servicing	586	357	503
Marketing	718	627	643
Total noninterest expense	44,983	44,443	44,823
Income before income tax expense	9,753	8,576	5,811
Income tax expense (includes income tax expense from items reclassified from accumulated other comprehensive income of $578, $292 and $271 for the year ended December 31, 2013, 2012 and 2011, respectively)	3,326	2,878	1,844
Net income	$6,427	$5,698	$3,967
Earnings per share:
Basic	$0.62	$0.55	$0.37
Diluted	$0.61	$0.55	$0.37
 See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(Dollar in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$6,427	$5,698	$3,967
Other comprehensive income (loss), before income tax:
Securities available for sale:
Change in net unrealized gain during the year	(12,073)	(247)	11,124
Reclassification adjustment for net gains included in net income	(1,701)	(860)	(797)
Total securities available for sale	(13,774)	(1,107)	10,327
Pension plan:
Change in net loss	1,941	239	(1,406)
Other comprehensive (loss) income, before income tax	(11,833)	(868)	8,921
Deferred tax benefit (expense) related to other comprehensive income	4,023	295	(3,033)
Other comprehensive (loss) income, net of income tax	(7,810)	(573)	5,888
Comprehensive (loss) income	$(1,383)	$5,125	$9,855
See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2011	$119	$115,470	$(9,141)	$92,212	$(33)	$198,627
ESOP shares allocated, 38,088 shares	—	186	381	—	—	567
Stock purchased and retired at cost, 706,525 shares	(7)	(10,326)	—	—	—	(10,333)
Share-based compensation expense	—	308	—	—	—	308
Net income	—	—	—	3,967	—	3,967
Other comprehensive income	—	—	—	—	5,888	5,888
Balances at December 31, 2011	112	105,638	(8,760)	96,179	5,855	199,024
ESOP shares allocated, 38,088 shares	—	411	381	—	—	792
Stock purchased and retired at cost, 42,500 shares	(1)	(893)	—	—	—	(894)
Share-based compensation expense	—	1,331	—	—	—	1,331
Tax benefit from the exercise of stock options and the vesting of restricted stock	—	61	—	—	—	61
Stock options exercised, 9,873 shares	—	139	—	—	—	139
Restricted stock issued, net of forfeitures, 283,617 shares	3	(3)	—	—	—	—
Net income	—	—	—	5,698	—	5,698
Other comprehensive loss	—	—	—	—	(573)	(573)
Balances at December 31, 2012	114	106,684	(8,379)	101,877	5,282	205,578
ESOP shares allocated, 38,088 shares	—	513	380	—	—	893
Stock purchased and retired at cost, 20,069 shares	—	(31)	—	—	—	(31)
Share-based compensation expense	—	1,827	—	—	—	1,827
Tax benefit from the exercise of stock options and the vesting of restricted stock	—	134	—	—	—	134
Stock options exercised, 38,997 shares	1	123	—	—	—	124
Net income	—	—	—	6,427	—	6,427
Other comprehensive loss	—	—	—	—	(7,810)	(7,810)
Balances at December 31, 2013	$115	$109,250	$(7,999)	$108,304	$(2,528)	$207,142
See Notes to Consolidated Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$6,427	$5,698	$3,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,315	3,453	4,236
Provision for loan losses	2,250	1,950	3,230
Amortization of net premium on investments	3,184	4,398	4,322
Amortization and impairment of mortgage servicing rights	(19)	458	536
Deferred tax provision	996	1,494	1,664
Net gains on sales of securities available for sale	(1,701)	(860)	(797)
Net gains on sales of loans	(1,510)	(2,941)	(951)
Net (gains) losses on sales of premises and equipment	(312)	8	6
Proceeds from sales of loans held for sale	65,880	64,298	8,420
Loans originated for sale	(57,287)	(68,730)	(9,977)
Net loss on write-downs of other real estate owned	227	1,029	2,479
Net (gains) losses on sales of repossessed assets	(34)	106	452
Increase in cash surrender value of bank-owned life insurance	(1,423)	(1,167)	(938)
Federal Home Loan Bank stock dividends	(45)	(45)	(29)
ESOP compensation expense	893	792	567
Share-based compensation expense	1,827	1,331	308
Excess tax benefit from share-based compensation	(134)	(61)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(107)	663	(534)
Other assets	3,400	(361)	857
Accrued interest payable and other liabilities	(1,000)	(348)	(984)
Net cash provided by operating activities	24,827	11,165	16,834
Cash flows from investing activities:
Securities available for sale:
Purchases	(210,004)	(53,003)	(441,922)
Proceeds from sales	46,215	60,440	127,799
Proceeds from maturities, calls and principal repayments	101,666	133,950	108,790
Purchases of bank owned life insurance	(10,000)	(10,000)	—
Purchases of other investments	(8,660)	(2,001)	(12,179)
Redemptions and sales of other investments	1,790	3,249	1,803
Net increase in loans held for investment	(95,063)	(68,496)	(72,813)
Proceeds from sales of loans held for investment	—	9,365	41,796
Purchases of premises and equipment	(2,082)	(1,667)	(1,549)
Proceeds from sales of premises and equipment	693	23	29
Proceeds from sales of foreclosed assets	2,573	2,921	2,600
Proceeds from sales of other real estate owned	4,573	2,775	8,230
Net cash (used in) provided by investing activities	(168,299)	77,556	(237,416)
Cash flows from financing activities:
Net (decrease) increase in deposits	(2,728)	8,668	6,476
Net increase (decrease) in Federal Home Loan Bank advances	155,000	(55,000)	221,000
Net decrease in repurchase agreements	(6,000)	(50,000)	—
Net (decrease) increase in other borrowings	(11,000)	11,000	—
Proceeds from stock options exercised	124	139	—
Excess tax benefit from share-based compensation	134	61	—
Purchase of common stock	(31)	(894)	(10,333)
Net cash provided by (used in) financing activities	135,499	(86,026)	217,143
Net (decrease) increase in cash and cash equivalents	(7,973)	2,695	(3,439)
Cash and cash equivalents, beginning of year	23,853	21,158	24,597
Cash and cash equivalents, end of year	$15,880	$23,853	$21,158
Supplemental cash flow information:
Interest paid	$7,709	$11,370	$13,011
Income taxes paid, net of refunds	$2,000	$2,036	$3
Non-cash transactions:
Loans transferred to other real estate owned	$184	$1,958	$3,038
Loans transferred to foreclosed assets	$3,019	$3,100	$2,633
Loans transferred to other investments	$—	$631	$—
Change in unrealized gains/losses on securities available for sale	$(13,774)	$(1,107)	$10,327
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
OmniAmerican Bancorp, Inc., a Maryland corporation, owns all of the outstanding shares of OmniAmerican Bank (the “Bank”). The Bank is a federally-chartered savings bank headquartered in Fort Worth, Texas that provides a variety of banking and financial services to individuals and business customers. The Bank’s operations are conducted primarily through its administrative offices and 14 branches located in the Dallas/Fort Worth Metroplex and Hood County.
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
Loans
Loans that management intends to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, net of an allowance for loan losses and deferred loan fees and costs. Interest on loans is recognized over the terms of the loans and is calculated using the simple interest method on principal amounts outstanding. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual lives of the related loans. For loans that are paid off prior to their contractual maturity, any remaining unamortized loan fees or costs are recognized.
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
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

information becomes available. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention, and that are also classified as impaired. For such loans that are also classified as impaired, an allowance is established when the expected cash flows, discounted at the loan's contractual rate (or, for collateral dependent loans, the collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is primarily based on the historical loss experience adjusted for relevant qualitative factors.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The estimated fair value is evaluated periodically with the assistance of a third-party firm for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the mortgage servicing rights portfolio. The Company’s methodology for estimating the fair value of mortgage servicing rights is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the fair value. Thus, any measurement of mortgage servicing rights’ fair value is limited by the conditions existing and assumptions as of the date made. Those assumptions may not be appropriate if they are applied at different times.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting for income taxes as prescribed in ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company evaluates uncertain tax positions at the end of each reporting period. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from any such position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2013 and 2012, after evaluating all uncertain tax positions, the Company concluded there were no material uncertain tax positions. The Company’s federal income tax returns have not been audited for the tax years 2006 through 2012.
Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and the defined benefit pension plan, are reported in the consolidated statements of comprehensive income (loss).
Restrictions on Cash
Cash on hand or on deposit with the Federal Reserve Bank of $1,122 and $12,648 was required to meet regulatory reserve and clearing requirements at December 31, 2013 and 2012, respectively.
Advertising Costs
Advertising costs are charged to earnings as incurred. Advertising costs of $576, $409, and $446 were charged to earnings during the years ended December 31, 2013, 2012, and 2011, respectively.

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

Employee Stock Ownership Plan
Compensation expense for the Company's Employee Stock Ownership Plan ("ESOP") is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity in the consolidated balance sheets. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.
Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

NOTE 2 – Concentration of Funds
The Company had the following balances on deposit at other financial institutions at the dates indicated:

	December 31,
	2013	2012
TIB—The Independent BankersBank	$3,007	$553
ViewPoint Bank	—	874
U. S. Bank	3,296	3,296
	$6,303	$4,723

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

NOTE 3 – Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of December 31, 2013 and 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U. S. Government-sponsored mortgage-backed securities	$282,180	$2,616	$(5,208)	$279,588
U. S. Government-sponsored collateralized mortgage obligations	140,221	1,758	(1,403)	140,576
Agency bonds	5,000	—	(462)	4,538
Municipal obligations	179	—	(9)	170
Other equity securities	6,000	—	(97)	5,903
Total investment securities available for sale	$433,580	$4,374	$(7,179)	$430,775
December 31, 2012
U. S. Government-sponsored mortgage-backed securities	$192,894	$6,843	$(7)	$199,730
U. S. Government-sponsored collateralized mortgage obligations	169,046	3,871	(21)	172,896
Agency bonds	5,000	15	—	5,015
Other equity securities	6,000	268	—	6,268
Total investment securities available for sale	$372,940	$10,997	$(28)	$383,909
Investment securities available for sale with gross unrealized losses at December 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U. S. Government-sponsored mortgage-backed securities	$142,715	$(5,088)	$2,248	$(120)	$144,963	$(5,208)
U. S. Government-sponsored collateralized mortgage obligations	50,066	(1,403)	—	—	50,066	(1,403)
Agency bonds	4,538	(462)	—	—	4,538	(462)
Municipal obligations	170	(9)	—	—	170	(9)
Other equity securities	5,903	(97)	—	—	5,903	(97)
	$203,392	$(7,059)	$2,248	$(120)	$205,640	$(7,179)

December 31, 2012
U. S. Government-sponsored mortgage-backed securities	$4,708	$(7)	$—	$—	$4,708	$(7)
U. S. Government-sponsored collateralized mortgage obligations	9,467	(21)	—	—	9,467	(21)
	$14,175	$(28)	$—	$—	$14,175	$(28)

At December 31, 2013, the Company owned 202 investments of which 82 had unrealized losses. At December 31, 2012, the Company owned 170 investments of which seven had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

prepayment speeds. These unrealized losses are considered to be temporary as they are interest rate related, and the Company does not intend to sell and it is more likely than not the Company will not have to sell prior to recovery. The fair values on December 31, 2013 and 2012, are subject to change daily as interest rates fluctuate.
The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
Due from one to five years	$1,347	$1,429
Due from five to ten years	21,056	20,072
Due after ten years	405,177	403,371
Equity securities	6,000	5,903
Total	$433,580	$430,775
Investment securities with a fair value of $161,553 and $28,745 at December 31, 2013 and 2012, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with fair value of $2,192 and $8,990 at December 31, 2013 and 2012, respectively, were pledged to secure other borrowings.
Sales activity of securities available for sale for the years ended December 31, 2013, 2012, and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
Proceeds from sales of investment securities	$46,215	$60,440	$127,799
Gross gains from sales of investment securities	1,701	860	3,708
Gross losses from sales of investment securities	—	—	(2,911)
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

Other investments consisted of the following at the dates indicated:

	December 31,
	2013	2012
Federal Home Loan Bank of Dallas stock	$17,424	$10,800
SBA Loan Fund	1,750	1,750
Valesco Commerce SBIC Investment Fund	476	292
Lone Star Opportunities Investment Funds	107	—
Community Development Investment	25	25
	$19,782	$12,867
The Company views its investment in the stock of the FHLB of Dallas as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s views on the FHLB of Dallas’ long-term performance, which includes factors such as its operating performance, the severity and duration of declines of the market value of its net assets relative to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislative and regulation changes on the FHLB of Dallas and accordingly, on the members of the FHLB of Dallas, and its liquidity and funding position. The Company does not believe that its investment in the FHLB of Dallas was impaired at December 31, 2013 or 2012.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

NOTE 4 – Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	December 31,
	2013	2012
Residential Real Estate Loans:
One- to four-family	$262,723	$251,756
Home equity	17,106	20,863
Total residential real estate loans	279,829	272,619
Commercial Loans:
Commercial real estate	106,560	84,783
Real estate construction	59,648	52,245
Commercial business	69,320	63,390
Total commercial loans	235,528	200,418
Consumer Loans:
Automobile, indirect	264,671	221,907
Automobile, direct	31,598	27,433
Other consumer	15,330	16,707
Total consumer loans	311,599	266,047
Total loans	826,956	739,084
Deferred fees and discounts	4,370	3,087
Allowance for loan losses	(6,445)	(6,900)
Total loans receivable, net	$824,881	$735,271

A large percentage of the Company’s customers work or reside in Tarrant or Dallas County, and in the surrounding areas. Although the Company has a diversified loan portfolio, borrowers’ ability to repay loans may be affected by the economic climate of the overall geographic region in which borrowers reside.
In 2008, the Bank began purchasing one- to four-family residential loans at a discounted price to the principal balance of the mortgage loans. These loans did not exhibit evidence of credit deterioration at the time of purchase. The discount on the purchased loans is accreted to interest income using the effective interest method for fixed-rate loans and using the straight-line method for adjustable-rate loans. As of December 31, 2013, the total outstanding loan balance of all purchased one- to four-family residential loans was $13,619, while the carrying value, net of purchase discounts was $11,944. As of December 31, 2012, the total outstanding loan balance of all purchased one- to four-family residential loans was $16,353, while the carrying value, net of purchase discounts was $14,193. The Bank did not purchase any loans during the years ended December 31, 2013 or 2012.
In 2009, the Company established a line of credit with the Federal Reserve Bank. As of December 31, 2013, $49,512 of commercial loans and $249,372 of consumer loans were pledged as collateral for this line of credit. The Company also has a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term and overnight with pledged assignments. The borrowings are collateralized by a blanket floating lien on all first mortgage loans, mortgage-backed securities, the FHLB capital stock owned by the Company, and any funds on deposit with FHLB. As of December 31, 2013, $204,241 of loans were pledged as collateral for this line of credit.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The following table presents loans identified as impaired by class of loans as of December 31, 2013 and 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013
With no related allowance recorded:
One- to four-family	$7,531	$7,531	$—	$7,468	$305
Home equity	42	42	—	14	1
Commercial real estate	2,347	2,347	—	4,237	31
Real estate construction	—	—	—	3,171	66
Commercial business	591	591	—	700	21
Automobile, indirect	824	824	—	738	26
Automobile, direct	32	32	—	34	2
Other consumer	15	15	—	4	—
Impaired loans with no related allowance recorded	11,382	11,382	—	16,366	452
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	551	551	321	46	—
Real estate construction	—	—	—	—	—
Commercial business	1,040	1,040	200	1,064	8
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	1,591	1,591	521	1,110	8
Total	$12,973	$12,973	$521	$17,476	$460

December 31, 2012
With no related allowance recorded:
One- to four-family	$6,995	$6,995	$—	$7,781	$285
Home equity	32	32	—	50	2
Commercial real estate	6,263	6,263	—	6,965	133
Real estate construction	4,707	4,707	—	6,093	122
Commercial business	807	807	—	1,301	35
Automobile, indirect	606	606	—	523	20
Automobile, direct	51	51	—	63	5
Other consumer	3	3	—	4	—
Impaired loans with no related allowance recorded	19,464	19,464	—	22,780	602
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—
Commercial business	981	981	278	1,124	14
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	981	981	278	1,124	14
Total	$20,445	$20,445	$278	$23,904	$616
As of December 31, 2013 and 2012, no additional funds were committed to be advanced in connection with impaired loans.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Residential Real Estate Loans:
One- to four-family	$2,050	$1,026
Home equity	42	—
Commercial Loans:
Commercial real estate	800	5,444
Real estate construction	—	—
Commercial business	864	1,245
Consumer Loans:
Automobile, indirect	558	143
Automobile, direct	15	—
Other consumer	15	—
Total	$4,344	$7,858
There were no loans greater than 90 days past due that continued to accrue interest at December 31, 2013 or 2012.
The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 and 2012 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
At December 31, 2013
Residential Real Estate Loans:
One- to four-family	$1,170	$—	$1,932	$3,102	$259,621	$262,723
Home equity	1	—	42	43	17,063	17,106
Commercial Loans:
Commercial real estate	—	—	120	120	106,440	106,560
Real estate construction	876	—	—	876	58,772	59,648
Commercial business	—	—	—	—	69,320	69,320
Consumer Loans:
Automobile, indirect	2,217	615	558	3,390	261,281	264,671
Automobile, direct	48	21	15	84	31,514	31,598
Other consumer	72	33	15	120	15,210	15,330
Total loans	$4,384	$669	$2,682	$7,735	$819,221	$826,956

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
When establishing the allowance for loan losses, management categorizes loans into risk categories based on the class of loans — residential real estate, commercial, or consumer — and relevant information about the ability of the borrowers to repay the loans, such as the current economic conditions, historical payment experience, the nature and volume of the loan portfolio, the financial strength of the borrower and the estimated value of any underlying collateral, among other factors. Management classifies the loans individually analyzed for impairment as to credit risk. This analysis includes residential real estate loans with an outstanding balance in excess of $1,000 and non-homogeneous loans, such as commercial real estate, real estate construction, and commercial business loans. The following definitions for the credit risk ratings are used for such loans.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Loans not meeting the criteria described above that are analyzed individually for impairment are considered to be pass-rated loans.
The following table presents the risk category of loans by class for loans individually analyzed for impairment as of December 31, 2013 and 2012:

	Commercial Real Estate		Real Estate Construction		Commercial Business		One-to Four- Family		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$101,134	$75,698	$59,536	$47,299	$64,155	$58,488	$15,514	$12,191	$240,339	$193,676
Special Mention	735	—	—	—	2,164	2,264	—	—	2,899	2,264
Substandard	4,691	9,085	112	4,946	3,001	2,638	3,175	3,250	10,979	19,919
Doubtful	—	—	—	—	—	—	—	—	—	—
	$106,560	$84,783	$59,648	$52,245	$69,320	$63,390	$18,689	$15,441	$254,217	$215,859
The Company classifies residential real estate loans that are not analyzed individually for impairment (less than $1,000) as prime or subprime. The Company defines a subprime residential real estate loan as any loan to a borrower who has no credit score or a credit score of less than 661 along with at least one of the following at the time of funding:

•	Two or more 30 day delinquencies in the past 12 months

•	One or more 60 day delinquencies in the past 24 months

•	Bankruptcy filing within the past 60 months

•	Judgment or unpaid charge-off of $0.5 or more in the past 24 months

•	Foreclosure or repossession in the past 24 months
All other residential real estate loans not individually analyzed for impairment are classified as prime or subprime.
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of December 31, 2013 and 2012:

	One-to Four-Family		Home Equity		Total
	2013	2012	2013	2012	2013	2012
Prime	$195,919	$189,529	$16,521	$20,106	$212,440	$209,635
Subprime	48,115	46,786	585	757	48,700	47,543
	$244,034	$236,315	$17,106	$20,863	$261,140	$257,178
The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a subprime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of December 31, 2013 and 2012:

		Automobile, indirect		Automobile, direct		Other Consumer		Total
Risk Tier	Credit Score	2013	2012	2013	2012	2013	2012	2013	2012
A	720+	$135,583	$113,192	$23,137	$19,873	$11,453	$12,408	$170,173	$145,473
B	690–719	53,678	45,625	4,311	3,986	2,228	2,203	60,217	51,814
C	661-689	44,732	36,247	2,320	2,023	1,268	1,631	48,320	39,901
D	660 and under	30,678	26,843	1,830	1,551	381	465	32,889	28,859
		$264,671	$221,907	$31,598	$27,433	$15,330	$16,707	$311,599	$266,047

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of and for the years ended December 31, 2013, 2012, and 2011:

	Residential Real Estate	Commercial	Consumer	Total
2013
Allowance for loan losses:
Beginning balance	$870	$3,133	$2,897	$6,900
Charge-offs	(248)	(203)	(2,667)	(3,118)
Recoveries	38	62	313	413
Provisions	191	(475)	2,534	2,250
Ending balance	$851	$2,517	$3,077	$6,445
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$521	$—	$521
Collectively evaluated for impairment	851	1,996	3,077	5,924
Total ending balance	$851	$2,517	$3,077	$6,445
Loans:
Ending balance attributable to loans:
Individually evaluated for impairment	$7,573	$4,529	$871	$12,973
Collectively evaluated for impairment	272,256	230,999	310,728	813,983
Total ending balance	$279,829	$235,528	$311,599	$826,956
2012
Allowance for loan losses:
Beginning balance	$1,268	$3,443	$3,197	$7,908
Charge-offs	(103)	(1,300)	(2,634)	(4,037)
Recoveries	123	409	547	1,079
Provisions	(418)	581	1,787	1,950
Ending balance	$870	$3,133	$2,897	$6,900
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$278	$—	$278
Collectively evaluated for impairment	870	2,855	2,897	6,622
Total ending balance	$870	$3,133	$2,897	$6,900
Loans:
Ending balance attributable to loans:
Individually evaluated for impairment	$7,027	$12,758	$660	$20,445
Collectively evaluated for impairment	265,592	187,660	265,387	718,639
Total ending balance	$272,619	$200,418	$266,047	$739,084
2011
Allowance for loan losses:
Beginning balance	$1,365	$4,901	$2,666	$8,932
Charge-offs	(379)	(1,882)	(2,476)	(4,737)
Recoveries	65	89	329	483
Provisions	217	335	2,678	3,230
Ending balance	$1,268	$3,443	$3,197	$7,908
Ending balance attributable to loans:
Individually evaluated for impairment	$131	$1,235	$—	$1,366
Collectively evaluated for impairment	1,137	2,208	3,197	6,542
Total ending balance	$1,268	$3,443	$3,197	$7,908
Loans:
Ending balance attributable to loans:
Individually evaluated for impairment	$9,135	$23,158	$577	$32,870
Collectively evaluated for impairment	283,365	149,268	224,186	656,819
Total ending balance	$292,500	$172,426	$224,763	$689,689

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
A summary of the Company’s loans classified as TDRs at December 31, 2013 and 2012 is presented below:

	December 31,
	2013	2012
TDR
Residential Real Estate	$6,276	$6,892
Commercial	2,581	10,841
Consumer	382	517
Total TDR	9,239	18,250
Less: TDR in non-accrual status
Residential Real Estate	795	892
Commercial	483	5,314
Consumer	99	—
Total performing TDR	$7,862	$12,044
The Company may grant concessions through a number of different restructuring methods. The following table presents the outstanding principal balance of loans by class and by method of concession that were the subject of a TDR during the year ended December 31, 2013 and 2012:

	Residential Real Estate	Commercial	Consumer	Total
2013
Interest rate reduction	$—	$355	$23	$378
Loan maturity extension	—	—	25	25
Forbearance	—	—	—	—
Principal reduction	—	—	—	—
Total	$—	$355	$48	$403
2012
Interest rate reduction	$—	$—	$222	$222
Loan maturity extension	—	—	37	37
Forbearance	—	—	—	—
Principal reduction	—	—	21	21
Total	$—	$—	$280	$280

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The following table presents the number of loans modified and the balances before and after modification for the year ended December 31, 2013 and 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
2013
Residential Real Estate	—	$—	$—
Commercial	1	371	371
Consumer	3	59	59
Total	4	$430	$430
2012
Residential Real Estate	—	$—	$—
Commercial	—	—	—
Consumer	18	292	290
Total	18	$292	$290

Included in the impaired loans as of December 31, 2013 and 2012 were TDRs of $9,239 and $18,250, respectively. The Company has allocated $72 and $0 of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, no additional funds were committed to be advanced in connection with TDRs.
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
At December 31, 2013 and 2012, the Company had balances in non-performing assets consisting of the following:

	December 31,
	2013	2012
Other real estate owned and foreclosed assets:
Residential Real Estate	$107	$819
Commercial	70	3,950
Consumer	850	394
Total other real estate owned and foreclosed assets	1,027	5,163
Total non-accrual loans	4,344	7,858
Total non-performing assets	$5,371	$13,021
Non-performing loans/Total loans	0.53%	1.06%
Non-performing assets/Total assets	0.39	1.04

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

Following is an analysis of the changes in mortgage servicing rights for the years indicated:

	Year Ended December 31,
	2013	2012	2011
Carrying value, before valuation allowance:
Balance, beginning of year	$1,370	$1,379	$1,352
Additions	445	410	351
Amortization	(314)	(419)	(324)
Balance, end of year	1,501	1,370	1,379
Valuation allowance:
Balance, beginning of year	(361)	(322)	(110)
Impairment adjustment	333	(39)	(212)
Balance, end of year	(28)	(361)	(322)
Carrying value of mortgage servicing rights	$1,473	$1,009	$1,057
Fair value of mortgage servicing rights	$1,473	$1,009	$1,057
Mortgage loans serviced	$189,084	$157,953	$132,721
The amount of contractually specified servicing fees and other ancillary fees for one- to four-family residential loans was $463, $368, and $345 for the years ended December 31, 2013, 2012, and 2011, respectively. The servicing fees for one- to four-family residential loans are recorded in service charges and other fees on the consolidated statements of income.

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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The outstanding notional values and fair values of outstanding positions as of December 31, 2013 and 2012, and the recorded gains and losses during the years ended December 31, 2013 and 2012 were as follows:

	Outstanding Notional Balance	Fair Value	Recorded (Losses)/Gains
	(In thousands)
December 31, 2013:
Interest rate lock commitments	$3,453	$56	$(208)

December 31, 2012:
Interest rate lock commitments	$10,805	$264	$264

The Company had no forward loan sales commitments at December 31, 2013 or December 31, 2012.

NOTE 7 – Premises and Equipment
Premises and equipment were as follows at the dates indicated:

	December 31,
	2013	2012
Land	$6,375	$6,699
Buildings and improvements	47,806	46,840
Furniture and equipment	32,889	32,581
Leasehold improvements	1,849	3,044
	88,919	89,164
Accumulated amortization and depreciation	(47,407)	(46,038)
	$41,512	$43,126
Depreciation and amortization charged to expense amounted to $3,315, $3,453, and $4,236 for the years ended December 31, 2013, 2012, and 2011, respectively.

At December 31, 2013, the Company had certain non-cancelable operating leases for premises with future minimum annual rental payments as follows:

2014	$595
2015	568
2016	480
2017	505
2018	500
Thereafter	913
$3,561
Rent expense was $634, $574, and $488 for the years ended December 31, 2013, 2012, and 2011, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The Company owns a 202,000 square-foot office building in Fort Worth, Texas that it uses for its administrative headquarters and certain bank operations. The Company occupies approximately 48,000 square feet of the building and leases the remaining space to various tenants. Gross rental income from these leases of $2,703, $2,553, and $2,660 was recognized for the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, non-cancelable operating leases for the building with future minimum lease payments are as follows:

2014	$2,782
2015	2,354
2016	1,849
2017	1,122
2018	460
Thereafter	514
$9,081

NOTE 8 – Other Real Estate Owned and Other Foreclosed Assets
At December 31, 2013 and 2012, other real estate owned totaled $177 and $4,769, respectively, and other foreclosed assets totaled $850 and $394, respectively. Other foreclosed assets are included in other assets in the consolidated balance sheets. The changes in real estate owned and other foreclosed assets for the years ended December 31, 2013, 2012, and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
Other real estate owned:
Beginning balance	$4,769	$6,683	$14,793
Assets transferred in	184	1,958	3,038
Net proceeds from sales	(4,573)	(2,775)	(8,230)
Net gain (loss) on sales	24	(94)	(439)
Write-downs	(227)	(1,003)	(2,479)
Ending balance	$177	$4,769	$6,683

Other foreclosed assets:
Beginning balance	$394	$227	$207
Assets transferred in	3,019	3,100	2,633
Net proceeds from sales	(2,573)	(2,921)	(2,600)
Net gain (loss) on sales	10	(12)	(13)
Ending balance	$850	$394	$227

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

NOTE 9 – Deposits
Deposits by major type consisted of the following at the dates indicated:

	December 31,
	2013	2012
Noninterest-bearing demand	$58,071	$47,331
Interest-bearing demand	146,818	139,976
Savings	105,030	105,946
Money market	233,918	229,537
Certificates of deposit	269,737	293,512
Total deposits	$813,574	$816,302

At December 31, 2013 and 2012, overdrawn deposit accounts totaling $318 and $313, respectively, have been reclassified as loans on the consolidated balance sheets.
The following table summarizes the interest expense incurred on the deposits by major type for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Interest-bearing demand	$100	$120	$142
Savings	48	113	481
Money market	534	539	448
Certificates of deposit	4,389	5,509	6,285
Total interest expense on deposits	$5,071	$6,281	$7,356
Certificates of deposit in excess of $100 were $121,751 and $117,893 at December 31, 2013 and 2012, respectively. Generally, deposits greater than $250 are not federally insured.
The remaining maturity on certificates of deposit at December 31, 2013 is presented below:

2014	$142,518
2015	61,158
2016	29,802
2017	7,341
2018	28,918
Thereafter	—
$269,737
At December 31, 2013 and 2012, reciprocal deposits totaled $1,969 and $298, respectively. These deposits represent money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®. These services allow customers access to FDIC insurance on deposits exceeding the $250 FDIC insurance limit.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

NOTE 10 – Borrowed Funds
The Company has a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term and overnight with pledged assignments. At December 31, 2013, advances from the FHLB of Dallas totaled $362,000 and had fixed interest rates ranging from 0.15% to 3.63% with a weighted-average rate of 0.80%. At December 31, 2012, advances from the FHLB of Dallas totaled $207,000 and had fixed interest rates ranging from 0.25% to 3.63% with a weighted-average rate of 1.14%. The borrowings are collateralized by a blanket floating lien on all first mortgage loans, mortgage-backed securities, the FHLB capital stock owned by the Company, and any funds on deposit with FHLB. The borrowing limit for term advances and overnight borrowings was $617,381 and $541,782 at December 31, 2013 and 2012, respectively. In addition, investment securities with a fair value of $161,553 and $28,745 were pledged to secure the advances at December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company had FHLB advances outstanding which mature on the dates indicated as follows:

2014	$144,167
2015	156,167
2016	53,333
2017	8,333
2018	—
Thereafter	—
$362,000
Other borrowings consist of overnight borrowings from the FHLB. These borrowings have floating interest rates that may change daily at the discretion of the FHLB. There were no other borrowings outstanding at December 31, 2013. At December 31, 2012, we had $11,000 of other borrowings with an interest rate of 0.26%.
Beginning July 26, 2007, the Company entered into sales of securities under agreements to repurchase (“repurchase agreements”) with PNC Bank, N.A. (“PNC”). The repurchase agreements are structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The underlying securities continue to be carried as assets of the Company and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $2,000 and $8,000, in repurchase agreements outstanding at December 31, 2013 and 2012, respectively. These repurchase agreements were secured by investment securities with a fair value of $2,192 and $8,990 at December 31, 2013 and 2012, respectively.
A $6,000 repurchase agreement matured in January 2013 and the remaining $2,000 repurchase agreement will mature in January 2015.
In 2009, the Company established a line of credit with the Federal Reserve Bank. As of December 31, 2013, $49,511 of commercial loans and $249,372 of consumer loans were pledged as collateral. At December 31, 2013, the available line of credit was $298,883.
Additionally, the Company maintained $55,000 in federal funds lines with other financial institutions at December 31, 2013. No amounts were outstanding at December 31, 2013.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Information relating to the FHLB advances, repurchase agreements, and other borrowings as of or for the years ended December 31, 2013 and 2012 is summarized as follows:

	Year Ended December 31,
	2013	2012
Ending Balance:
FHLB advances	$362,000	$207,000
Repurchase agreements	2,000	8,000
Other borrowings	—	11,000
Maximum Balance:
FHLB advances	417,000	289,500
Repurchase agreements	2,000	58,000
Other borrowings	53,000	39,500
Average Balance:
FHLB advances	296,721	255,388
Repurchase agreements	2,214	36,279
Other borrowings	10,307	6,273
Weighted-average interest rate:
During the period:
FHLB advances	0.84%	1.08%
Repurchase agreements	2.89%	4.92%
Other borrowings	0.15%	0.18%
End of period:
FHLB advances	0.80%	1.14%
Repurchase agreements	2.82%	3.08%
Other borrowings	—%	0.26%
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

Changes in the plan benefit obligation using a December 31 measurement date for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
Projected benefit obligation as of January 1,	$5,513	$5,415
Interest cost	227	256
Actuarial (gain) loss	(1,034)	497
Benefits paid	(216)	(3)
Effect of settlement	—	(652)
Projected benefit obligation at December 31,	$4,490	$5,513
Accumulated benefit obligation at December 31,	$4,490	$5,513

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Changes in plan assets for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
Fair value of plan assets as of January 1,	$3,765	$3,186
Actual return on plan assets	1,011	500
Employer contributions	—	734
Benefits paid	(216)	(3)
Effect of settlement	—	(652)
Fair value of plan assets as of December 31,	$4,560	$3,765
Funded status as of December 31,	$70	$(1,748)
The funded status is recognized in other assets at December 31, 2013 and accrued expenses and other liabilities at December 31, 2012 in the consolidated balance sheets.
The net periodic pension cost for the years ended December 31, 2013, 2012, and 2011 includes the following components:

	Year Ended December 31,
	2013	2012	2011
Interest cost on projected benefit obligation	$227	$256	$250
Expected return on assets	(296)	(247)	(251)
Amortization of net loss	193	132	65
Effect of settlement recognition	—	351	178
Net periodic pension cost	$124	$492	$242

Amounts related to the Pension Plan recognized as a component of other comprehensive income (loss) were as follows:

	Year Ended December 31,
	2013	2012	2011
Net actuarial gain (loss)	$1,748	$(244)	$(1,649)
Amortization of net loss	193	132	65
Effect of settlement recognition	—	351	178
Total recognized in other comprehensive income (loss)	1,941	239	(1,406)
Deferred tax (expense) benefit	(660)	(81)	478
Other comprehensive income (loss), net of tax	$1,281	$158	$(928)
Amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the combined net period benefit cost of the Pension Plan are presented in the following table. The Company expects to recognize approximately $46 of the net loss reported in the following table as of December 31, 2013 as a component of the net periodic benefit cost during 2014.

	December 31,
	2013	2012
Net gain (loss)	$(1,025)	$(2,967)
Deferred tax (expense) benefit	348	1,009
Amounts included in other comprehensive loss, net of tax	$(677)	$(1,958)

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Assumptions used in accounting for the Pension Plan are as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted-average assumptions used to determine benefit obligation
Discount rate	5.25%	4.25%	4.75%
Rate of increase in future compensation	—%	—%	—%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.25%	4.75%	6.00%
Expected long-term rate of return on assets	8.50%	8.00%	7.50%
Rate of increase in future compensation	—%	—%	—%
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

The Company’s current Pension Plan target allocations and the weighted-average asset allocations as of December 31, 2013 and 2012 by asset category are as follows:

	Target	Actual Allocations
	Allocations	2013	2012
Equity securities	80%	84%	81%
Debt securities	20%	16%	19%
	100%	100%	100%
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
The major categories of assets in the Pension Plan as of December 31, 2013 and 2012 are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 15 — Fair Value Measurements).

	December 31,
	2013	2012
Level 1:
Mutual funds	$3,459	$2,143
Level 2:
Pooled separate accounts	1,101	1,622
Total assets at fair value	$4,560	$3,765
The Company did not make any contributions to the Pension Plan during the year ended December 31, 2013 and contributed $734 to the Pension Plan during the year ended December 31, 2012. The Company does not expect to make additional contributions to the plan in fiscal year 2014.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

As of December 31, 2013, the Pension Plan benefit payments were expected to be paid as follows:

Year ended December 31,
2014	$610
2015	110
2016	100
2017	84
2018	280
Years 2019 - 2023	1,360
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
Share-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $1,827, $1,331, and $308, respectively.
Restricted Stock
Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Shares awarded to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Shares awarded to directors vest at a rate of 20% to 33% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution are 476,100 at December 31, 2013, of which 295,538 shares had been issued under the Plan through December 31, 2013.

A summary of changes in the Company’s nonvested restricted shares for the years ended December 31, 2013 and 2012 follows:

	2013		2012
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at January 1,	254,323	$18.69	118,738	$14.15
Granted	11,000	22.81	165,800	21.11
Vested	(62,608)	17.84	(29,612)	14.15
Forfeited	(23,132)	19.19	(603)	14.15
Non-vested at December 31,	179,583	$19.18	254,323	$18.69
As of December 31, 2013, the Company had $2,665 of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.35 years. At the grant date, the Company applied an estimated forfeiture rate of 8.40% to officers’ and employees’ shares and 0.00% to directors’ shares based on the historical turnover rates.

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

There were no stock options granted during the year ended December 31, 2013. The weighted-average fair value of each stock option granted during the year ended December 31, 2012 was $8.58. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

2012
Risk-free interest rate	1.13%
Expected term of stock options (years)—for officers and employees	7.50
Expected term of stock options (years)—for Directors	7.50
Expected stock price volatility	36.72%
Expected dividends	—%
Forfeiture rate—for officers and employees	17.84%
Forfeiture rate—for Directors	—%
A summary of activity in the stock option portion of the Plan for the years ended December 31, 2013 and 2012 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	373,552	$14.15	9.46	$579
Granted	152,200	20.86	9.53	346
Exercised	(9,873)	14.15	—	(62)
Forfeited	(10,214)	16.18	—	(71)
Outstanding at December 31, 2012	505,665	$16.13	9.46	579
Granted	—	—	—	—
Exercised	(38,997)	14.15	—	(341)
Forfeited	(68,557)	17.29	—	(280)
Expired	(3,178)	14.97	—	(20)
Outstanding at December 31, 2013	394,933	$16.13	7.54	$2,088
Fully vested and expected to vest	368,573	$16.10	7.52	$1,961
Exercisable at December 31, 2013	139,135	$15.45	7.02	$830
As of December 31, 2013, the Company had $1,265 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 2.89 years. The intrinsic value for stock

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of December 31, 2013.
401(k) Plan
The Company also has a discretionary defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and allows employees to contribute a portion of their salary on a pretax basis into the Savings Plan. The Company matches a portion of employees’ contributions. Matching contributions made by the Company are accrued and funded on a current basis. During the years ended December 31, 2013, 2012, and 2011, the Company contributed approximately $612, $575, and $557 to the Savings Plan, respectively, which is included in salaries and benefits expense in the accompanying consolidated statements of income.
Employee Stock Ownership Plan
OmniAmerican Bank adopted the ESOP effective January 1, 2010. The ESOP enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining age 21.
The ESOP purchased 8% of the shares offered in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9,522. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of December 31, 2013 and 2012). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.
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
As compensation expense is incurred, the unallocated ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital. Compensation expense recognized from the release of shares from the ESOP was $893, $792, and $567 for the years ended December 31, 2013, 2012, and 2011, respectively.

At December 31, 2013 and 2012, the ESOP shares were as follows:

	December 31,
	2013	2012
Allocated shares	152,352	114,264
Unearned shares	799,848	837,936
Total ESOP shares	952,200	952,200
Fair value of unearned shares	$17,101	$19,381
NOTE 12 – Regulatory Matters
The Company is subject to regulation and examination. Until July 21, 2011, the Company and the Bank were regulated by the Office of Thrift Supervision. As of July 21, 2011, the Company’s primary federal regulator is the Federal Reserve Board, and the Bank’s primary federal regulator is the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation also has regulatory and examination authority with respect to the Bank. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations. The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets. The guidelines define tier 1 capital and tier 2 capital. The components of tier 1 capital for the Company include stockholders’ equity excluding unrealized gains and losses on available

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

for sale securities and other intangible assets. Tier 2 capital includes a portion of the allowance for loan losses. These two components combine to become Total Capital. The guidelines also stipulate that four categories of risk weights (0, 20, 50 and 100%), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two-step process, wherein the face value of the off-balance sheet item is converted to a “credit equivalent amount” and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 31, 2013 and 2012 included unfunded loan commitments and letters of credit. The minimum ratio for qualifying Total Capital is 8.0%, of which 4.0% must be tier 1 capital.
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

The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained for the Company and the Bank at December 31, 2013 and 2012 without giving effect to the final Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013 and by the Office of the Comptroller of the Currency on July 9, 2013:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Actions Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated as of December 31, 2013
Total risk-based capital to risk-weighted assets	$213,553	23.41%	$72,948	8.00%	$91,185	10.00%
Tier I risk-based capital to risk-weighted assets	206,662	22.66%	36,474	4.00%	54,711	6.00%
Tier I (Core) capital to adjusted total assets	206,662	14.86%	55,633	4.00%	69,542	5.00%
OmniAmerican Bank as of December 31, 2013
Total risk-based capital to risk-weighted assets	$196,115	21.50%	$72,957	8.00%	$91,197	10.00%
Tier I risk-based capital to risk-weighted assets	189,224	20.75%	36,479	4.00%	54,718	6.00%
Tier I (Core) capital to adjusted total assets	189,224	13.60%	55,638	4.00%	69,548	5.00%
Consolidated as of December 31, 2012
Total risk-based capital to risk-weighted assets	$203,734	25.47%	$63,997	8.00%	$79,996	10.00%
Tier I risk-based capital to risk-weighted assets	196,435	24.56%	31,998	4.00%	47,998	6.00%
Tier I (Core) capital to adjusted total assets	196,435	15.67%	50,140	4.00%	62,674	5.00%
OmniAmerican Bank as of December 31, 2012
Total risk-based capital to risk-weighted assets	$185,856	23.23%	$64,003	8.00%	$80,004	10.00%
Tier I risk-based capital to risk-weighted assets	178,557	22.32%	32,002	4.00%	48,002	6.00%
Tier I (Core) capital to adjusted total assets	178,557	14.24%	50,143	4.00%	62,678	5.00%
Management continues to evaluate the final Basel III capital rules and their impact, which rules will apply beginning in reporting periods after January 1, 2015.
The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a Qualified Thrift Lender (“QTL”) test. The QTL test requires at least 65% of assets be maintained in housing-related finance and other specified areas. An institution must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. If this requirement is

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends or the Company must convert to a commercial bank charter. At December 31, 2013 and 2012, QTL was calculated as 80.6% and 83.5% respectively, and the Company has met the test in each month of the years ended December 31, 2013 and 2012.

The following is a reconciliation of the Company’s equity under accounting principles generally accepted in the United States to regulatory capital (as defined by the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation) as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Consolidated GAAP equity	$207,142	$205,578
Consolidated equity in excess of Bank equity	(17,438)	(17,878)
Bank GAAP equity	189,704	187,700
Deferred tax assets disallowed for regulatory capital	(2,764)	(3,760)
Unrealized loss (gain) on securities available for sale	1,754	(7,240)
Unrealized loss on pension plan	677	1,958
Disallowed servicing asset	(147)	(101)
Tier I capital	189,224	178,557
General allowance for loan losses	6,445	6,900
Reserve for unfunded loan commitments	446	278
Unrealized gains on equity securities	—	121
Total regulatory capital	$196,115	$185,856
NOTE 13 – Income Taxes
The Company’s pretax income is subject to federal income taxes at a combined rate of 34% for the years ended December 31, 2013, 2012, and 2011.
The current and deferred portions of net income tax expense included in the consolidated statements of income are presented below for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$2,279	$1,338	$164
State	51	46	16
Total current taxes	2,330	1,384	180
Deferred
Federal	996	1,494	1,664
State	—	—	—
Total deferred taxes	996	1,494	1,664
Total income taxes	$3,326	$2,878	$1,844
During the years ended December 31, 2013 and 2012, the Company did not incur any interest or penalties on income taxes. The Company will record interest and penalties on income taxes, if any, when they are incurred in noninterest expense.

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

At December 31, 2013 and 2012, the net deferred tax asset consisted of the following:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$1,719	$1,873
Premises and equipment	—	361
Securities available for sale	954	—
Pension plan	996	1,610
Other real estate owned	10	381
Interest on non-accrual loans	169	373
Accrued expenses	351	200
Deferred loan fees	230	222
Stock-based compensation	323	242
	4,752	5,262
Deferred tax liabilities:
Servicing rights	(501)	(343)
Securities available for sale	—	(3,730)
FHLB stock	(63)	(51)
Premises and equipment	(33)	—
Other	(89)	(99)
	(686)	(4,223)
Net deferred tax asset	$4,066	$1,039
No valuation allowance has been provided on deferred tax assets as of December 31, 2013 and 2012. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in prior carryback years, the projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all benefits related to these deductible temporary differences.
A reconciliation of the tax provision at the statutory rate of 34% of pretax income to the provision for taxes as shown in the accompanying consolidated statements of income for the years ended December 31, 2013, 2012, and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate times financial statement income	$3,316	$2,916	$1,976
Effect of:
State taxes, net of federal benefit	34	30	10
Nontaxable income	(485)	(397)	(319)
Non-deductible expenses	461	329	177
Total income tax expense	$3,326	$2,878	$1,844
Effective tax rate	34.1%	33.6%	31.7%

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

NOTE 14 – Related Party Transactions
The Company has made loans in the ordinary course of business to certain of its executive officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments. Loans to executive officers, directors, and their affiliates were as follows for the year ended December 31, 2013:

Balance at beginning of year	$1,940
New loans	—
Repayments	(547)
Balance at end of year	$1,393
Deposits from executive officers, directors, and their affiliates were $1,106 and $1,018 at December 31, 2013 and 2012, respectively.
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
Interest rate lock commitments: Interest rate locks on commitments to originate loans for the held for sale portfolio are reported at fair value in other assets on the consolidated balance sheets with changes in value recorded in current earnings. The estimated fair values of the interest rate lock commitments are based on quoted secondary market pricing, include the fair value of the servicing rights based on the discounted present value of expected future cash flows, and assume an approximate closure rate based on recent historical experience. At December 31, 2013, the fair value of the servicing rights was estimated as 1.00% of the loan balance for loans with terms of 180 months, and for loans with terms greater than 180 months, the fair value was estimated as 1.31% of the loan balance if the loan had an interest rate of 4.50% or lower and 1.08% of the loan balance if the loan had an interest rate higher than 4.50%. At December 31, 2012, the fair value of the servicing rights was estimated as 0.82% of the loan balance for loans with a term of 360 months and 0.84% of the loan balance for loans with a term of 180 months. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. At December 31, 2013 and 2012, the estimated closure rate based on historical experience over the preceding two-year period was 77.1% and 72.1%, respectively. Because the closure rate and fair value of

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

servicing rights are significant unobservable assumptions, interest rate lock commitments are included in Level 3 of the hierarchy.
There were no liabilities measured at fair value on a recurring basis at December 31, 2013 or 2012. The assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2013, Using			Total Fair Value at December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Investment securities available for sale:
U.S. Government-sponsored mortgage-backed securities	$—	$279,588	$—	$279,588
U.S. Government-sponsored collateralized mortgage obligations	—	140,576	—	140,576
Agency bonds	—	4,538	—	4,538
Municipal obligations	—	170	—	170
Other equity securities	—	5,903	—	5,903
Interest rate lock commitments	—	—	56	56

	Fair Value Measurements at December 31, 2012, Using			Total Fair Value at December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Investment securities available for sale:
U.S. Government-sponsored mortgage-backed securities	$—	$199,730	$—	$199,730
U.S. Government-sponsored collateralized mortgage obligations	—	172,896	—	172,896
Agency bonds	—	5,015	—	5,015
Other equity securities	—	6,268	—	6,268
Interest rate lock commitments	—	—	264	264

A reconciliation and income statement classification of gains and losses for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013 and 2012 has not been provided since the amounts are not significant.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the year ended December 31, 2013 and 2012.

	December 31,
	2013	2012
Carrying value of impaired loans	$1,591	$981
Specific reserve	(521)	(278)
Fair Value	$1,070	$703
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are obtained through independent third-party valuations through an analysis of cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3. At December 31, 2013 and 2012 the Company’s mortgage servicing rights were recorded at $1,473 and $1,009, respectively.
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
The following table represents other real estate that was remeasured and reported at fair value as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Carrying value of other real estate owned prior to remeasurement	$1,631	$7,571
Less: Charge-offs recognized in the allowance for loan losses at initial acquisition	(18)	(244)
Add: Fair value adjustments recognized in noninterest income at initial acquisition	43	—
Less: Subsequent write-downs included in net loss on write-down of other real estate owned	(227)	(1,065)
Less: Sales of other real estate owned	(1,252)	(1,493)
Carrying value of remeasured other real estate owned at end of period	$177	$4,769

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis at December 31, 2013 and 2012, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Input	Range (Average)
December 31, 2013:
Impaired loans, net of allowance	$840	Discounted Cash Flow Analysis	Interest rate	1.5% - 7.0% (4.9%)
			Loan term (in months)	60 - 120 (91)
	$230	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	6.0% (6.0%)
			Estimated property maintenance	3.6% (3.6%)
Mortgage servicing rights	$1,473	Discounted Cash Flow Analysis	Interest rate	2.6% - 7.9% (4.3%)
			Loan term (in months)	82 - 527 (312)
Other real estate owned	$177	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	0.0% - 6.0% (2.4%)
			Estimated property maintenance	0% (0%)
December 31, 2012:
Impaired loans, net of allowance	$703	Discounted Cash Flow Analysis	Interest rate	6.3% - 7.0% (6.5%)
			Loan term (in months)	60 - 85 (76)
Mortgage servicing rights	$1,009	Discounted Cash Flow Analysis	Interest rate	2.0% - 8.1% (4.6%)
			Loan term (in months)	72 - 458 (323)
Other real estate owned	$4,769	Third-Party Appraisal	Discount of market value	0% - 19% (4.0%)
			Estimated marketing costs	4.0% - 8.0% (7.0%)
			Estimated property maintenance	0% - 2% (0.4%)
There were no transfers between levels during the years ended December 31, 2013 or 2012.
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

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$15,880	$15,880	$23,853	$23,853
Level 2 inputs:
Securities available for sale	430,775	430,775	383,909	383,909
Other investments	19,782	19,782	12,867	12,867
Loans held for sale	1,509	1,522	8,829	9,094
Accrued interest receivable	3,447	3,447	3,340	3,340
Level 3 inputs:
Loans, net	824,881	840,478	735,271	743,463
Mortgage servicing rights	1,473	1,473	1,009	1,009
Interest rate lock commitments	56	56	264	264
Financial liabilities:
Level 2 inputs:
Federal Home Loan Bank advances	$362,000	$360,576	$207,000	$208,216
Other borrowings	—	—	11,000	11,000
Accrued interest payable	389	389	460	460
Level 3 inputs:
Deposits	813,574	824,856	816,302	820,551
Repurchase agreements	2,000	2,049	8,000	8,091
Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

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
Outstanding commitments to extend credit and standby letters of credit are summarized as follows at December 31, 2013 and 2012:

	December 31,
	2013	2012
Commitments to extend credit	$108,285	$66,826
Standby letters of credit	5,140	258
	$113,425	$67,084

As of December 31, 2013 and 2012, commitments to fund fixed-rate loans of $15,647 and $10,178, respectively, were included in the outstanding commitments to extend credit. The interest rates on these commitments to fund fixed-rate loans ranged from 2.24% to 10.00% at December 31, 2013 and from 2.35% to 12.99% at December 31, 2012.
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
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

NOTE 17 – Parent Company Only Condensed Financial Information
Condensed financial information of OmniAmerican Bancorp, Inc. follows:
Condensed Balance Sheets

	December 31,
	2013	2012
ASSETS
Cash on deposit at subsidiary	$9,069	$9,247
Investment in Bank	189,704	187,700
ESOP note receivable	8,447	8,724
Other assets	53	—
Total assets	$207,273	$205,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to subsidiary	$126	$78
Other liabilities	5	15
Stockholders’ equity	207,142	205,578
Total liabilities and stockholders’ equity	$207,273	$205,671
Condensed Statements of Income

	Year Ended December 31,
	2013	2012	2011
Interest income on ESOP loan	$284	$293	$301
Dividend income	—	—	2,000
Other income	4	1	10
Operating expenses	2,217	1,908	1,655
(Loss) income before income tax benefit and equity in undistributed earnings of subsidiary	(1,929)	(1,614)	656
Income tax benefit	(656)	(549)	(457)
Equity in undistributed earnings of subsidiary	7,700	6,763	2,854
Net income	$6,427	$5,698	$3,967

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$6,427	$5,698	$3,967
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(7,700)	(6,763)	(4,854)
Share-based compensation	683	513	178
Net change in other assets	(53)	815	(461)
Net change in other liabilities	(10)	15	—
Net change in payable to subsidiary	48	(20)	2
Net cash (used in) provided by operating activities	(605)	258	(1,168)
Cash flows from investing activities:
Dividend distribution from subsidiary	—	—	2,000
Payment received on ESOP note receivable	277	269	260
Net cash provided by investing activities	277	269	2,260
Cash flows from financing activities:
Proceeds from issuance of common stock	124	139	—
Purchase of common stock	(31)	(894)	(10,333)
Other, net	57	33	—
Net cash provided by (used in) financing activities	150	(722)	(10,333)
Net decrease in cash and cash equivalents	(178)	(195)	(9,241)
Cash and cash equivalents, beginning of period	9,247	9,442	18,683
Cash and cash equivalents, end of period	$9,069	$9,247	$9,442

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

Earnings per share for the years ended December 31, 2013, 2012, and 2011 have been computed as follows:

	2013	2012	2011
Basic
Net income	$6,427	$5,698	$3,967
Weighted-average common shares outstanding	11,450,184	11,367,708	11,588,447
Less: Average unallocated ESOP shares	(817,305)	(855,393)	(827,768)
Average unvested restricted stock awards	(220,915)	(176,968)	(65,713)
Average shares for basic earnings per share	10,411,964	10,335,347	10,694,966
Net income per common share, basic	$0.62	$0.55	$0.37
Diluted
Net income	$6,427	$5,698	$3,967
Weighted-average common shares outstanding for basic earnings per common share	10,411,964	10,335,347	10,694,966
Add: Dilutive effects of share-based compensation plan	134,497	68,177	4,488
Average shares for diluted earnings per share	10,546,461	10,403,524	10,699,454
Net income per common share, diluted	$0.61	$0.55	$0.37

OmniAmerican Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

NOTE 19 – Quarterly Financial Data (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2013
Interest income	$12,389	$13,432	$11,381	$11,064
Interest expense	1,779	1,827	1,953	2,080
Net interest income	10,610	11,605	9,428	8,984
Provision for loan losses	450	200	1,100	500
Net interest income after provision for loan losses	10,160	11,405	8,328	8,484
Noninterest income	3,317	3,797	3,383	5,862
Noninterest expense	11,062	11,890	10,703	11,328
Income before income tax expense	2,415	3,312	1,008	3,018
Income tax expense	791	1,116	334	1,085
Net income	$1,624	$2,196	$674	$1,933
Earnings per share:
Basic	$0.16	$0.21	$0.06	$0.19
Diluted	$0.15	$0.21	$0.06	$0.18
2012
Interest income	$11,558	$12,495	$12,919	$13,056
Interest expense	2,232	2,511	3,024	3,077
Net interest income	9,326	9,984	9,895	9,979
Provision for loan losses	—	550	—	1,400
Net interest income after provision for loan losses	9,326	9,434	9,895	8,579
Noninterest income	4,257	4,704	3,340	3,484
Noninterest expense	11,729	10,708	11,123	10,883
Income before income tax expense	1,854	3,430	2,112	1,180
Income tax expense	695	1,134	672	377
Net income	$1,159	$2,296	$1,440	$803
Earnings per share:
Basic	$0.11	$0.22	$0.14	$0.08
Diluted	$0.11	$0.22	$0.14	$0.08

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.
KPMG, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The attestation report of KPMG appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
OmniAmerican Bancorp, Inc.:
We have audited OmniAmerican Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OmniAmerican Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Dallas, Texas
March 7, 2014

(c) Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. Other Information
None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The Company has adopted a Code of Ethics and Business Conduct Policy that applies to OmniAmerican Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics and Business Conduct Policy is on the Company’s website at www.omniamericanbancorp.com under the caption “Corporate-Governance Documents.” The Company intends to post any amendments to or waivers of its Code of Ethics and Business Conduct Policy to the Company’s website at www.omniamericanbancorp.com to the extent applicable to an executive officer or director of the Company.
Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal 1 — Election of Directors.”
ITEM 11. Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal 1 — Election of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal 1 — Election of Directors.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”
ITEM 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation of OmniAmerican Bancorp, Inc., as amended*

3.2	Bylaws of OmniAmerican Bancorp, Inc.*

4	Form of Common Stock Certificate of OmniAmerican Bancorp, Inc.*

10.1	Employment Agreement between OmniAmerican Bank, OmniAmerican Bancorp, Inc. and Tim Carter**

10.2	Form of Change in Control Agreement between OmniAmerican Bank and each Senior Executive Vice President*

10.3	OmniAmerican Bank Employee Stock Ownership Plan*

10.4	OmniAmerican Bank Incentive Award Plan for Senior Executives***

10.5	Form of Employee Stock Option Award****

10.6	Form of Employee Restricted Stock Award****

10.7	Form of Director Stock Option Award****

10.8	Form of Director Restricted Stock Award****

10.9	Separation Agreement and Release between Terry Almon and OmniAmerican Bancorp, Inc.*****

21	Subsidiaries of Registrant*

23	Consent of KPMG

23.1	Consent of McGladrey, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data File

*
Incorporated by reference to the Registration Statement on Form S-1 of OmniAmerican Bancorp, Inc. (File No. 333-161894), originally filed with the Securities and Exchange Commission on September 11, 2009, as amended.

**	Incorporated by reference to Exhibit 10.1 to the Form 8-K of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on February 25, 2010.

***	Incorporated by reference to Exhibit 10.1 to the Form 8-K of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on February 1, 2010.

****	Incorporated by reference to the Form 10-Q of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on August 5, 2011.

*****	Incorporated by reference to Exhibit 10.1 to the Form 8-K of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on November 13, 2013.

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

OMNIAMERICAN BANCORP, INC.

Date: March 7, 2014	By:	/s/ Tim Carter
Tim Carter
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Tim Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2014
Tim Carter

/s/ Deborah B. Wilkinson	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2014
Deborah B. Wilkinson

/s/ Elaine Anderson	Chairman of the Board	March 7, 2014
Elaine Anderson

/s/ John F. Sammons, Jr.	Vice Chairman of the Board	March 7, 2014
John F. Sammons, Jr.

/s/ Joan Anthony	Director	March 7, 2014
Joan Anthony

/s/ Wayne P. Burchfield, Jr.	Director	March 7, 2014
Wayne P. Burchfield, Jr.

/s/ Norman G. Carroll	Director	March 7, 2014
Norman G. Carroll

/s/ Patti Callan	Director	March 7, 2014
Patti Callan

/s/ Patrick D. Conley	Director	March 7, 2014
Patrick D. Conley

/s/ James Herring	Director	March 7, 2014
James Herring

/s/ Wesley R. Turner	Director	March 7, 2014
Wesley R. Turner