Form 10-Q
period 2014-03-31
OmniAmerican Bancorp, Inc.
filed 2014-05-02
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
There were 11,551,732 shares of Common Stock, par value $0.01 per share, issued and outstanding as of May 2, 2014.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$11,492	$11,498
Short-term interest-earning deposits in other financial institutions	1,433	4,382
Total cash and cash equivalents	12,925	15,880
Investments:
Securities available for sale (Amortized cost of $465,236 on March 31, 2014 and $433,580 on December 31, 2013)	464,844	430,775
Other	17,912	19,782
Loans held for sale	1,607	1,509
Loans, net of deferred fees and discounts	801,988	831,326
Less allowance for loan losses	(6,468)	(6,445)
Loans, net	795,520	824,881
Premises and equipment, net	40,964	41,512
Bank-owned life insurance	43,972	43,606
Other real estate owned	1,035	177
Mortgage servicing rights	1,505	1,473
Deferred tax asset, net	3,252	4,066
Accrued interest receivable	3,379	3,447
Other assets	3,504	4,205
Total assets	$1,390,419	$1,391,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$69,162	$58,071
Interest-bearing	763,450	755,503
Total deposits	832,612	813,574
Federal Home Loan Bank advances	338,667	362,000
Other borrowings	2,000	2,000
Accrued expenses and other liabilities	6,805	6,597
Total liabilities	1,180,084	1,184,171
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,551,732 shares issued and outstanding at March 31, 2014 and 11,451,596 shares issued and outstanding at December 31, 2013	116	115
Additional paid-in capital	109,798	109,250
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 790,326 shares at March 31, 2014 and 799,848 shares at December 31, 2013	(7,903)	(7,999)
Retained earnings	109,260	108,304
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale, net of income taxes	(259)	(1,851)
Unrealized loss on pension plan, net of income taxes	(677)	(677)
Total accumulated other comprehensive loss	(936)	(2,528)
Total stockholders’ equity	210,335	207,142
Total liabilities and stockholders’ equity	$1,390,419	$1,391,313

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Loans, including fees	$9,202	$8,901
Securities — taxable	2,588	2,163
Securities — nontaxable	1	—
Total interest income	11,791	11,064
Interest expense:
Deposits	1,013	1,457
Borrowed funds	709	623
Total interest expense	1,722	2,080
Net interest income	10,069	8,984
Provision for loan losses	650	500
Net interest income after provision for loan losses	9,419	8,484
Noninterest income:
Service charges and other fees	2,058	2,218
Net gains on sales of loans	183	786
Net gains on sales of securities available for sale (reclassified from unrealized gains (losses) on available-for-sale securities in accumulated other comprehensive income)	259	1,701
Net (losses) gains on disposition of premises and equipment	(1)	344
Net losses on sales of repossessed assets	(38)	(30)
Commissions	374	308
Increase in cash surrender value of bank-owned life insurance	366	316
Other income	257	219
Total noninterest income	3,458	5,862
Noninterest expense:
Salaries and benefits	6,182	6,757
Software and equipment maintenance	587	610
Depreciation of furniture, software, and equipment	317	413
FDIC insurance	180	190
Real estate owned expense (income)	35	(20)
Service fees	144	114
Communications costs	236	224
Other operations expense	751	761
Occupancy	965	980
Professional and outside services	1,042	1,038
Loan servicing	78	111
Marketing	122	150
Total noninterest expense	10,639	11,328
Income before income tax expense	2,238	3,018
Income tax expense (includes income tax expense from items reclassified from accumulated other comprehensive income of $88 and $578 for the three months ended March 31, 2014 and 2013, respectively)	709	1,085
Net income	$1,529	$1,933
Earnings per share:
Basic	$0.14	$0.19
Diluted	$0.14	$0.18
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$1,529	$1,933

Change in unrealized gains (losses) on securities available for sale	2,672	(1,414)
Reclassification of amount realized through sale of securities	(259)	(1,701)
Income tax effect	(821)	1,059
Other comprehensive income (loss), net of income tax	1,592	(2,056)
Comprehensive income (loss)	$3,121	$(123)
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2014	$115	$109,250	$(7,999)	$108,304	$(2,528)	$207,142
ESOP shares allocated, 9,522 shares	—	117	96	—	—	213
Share-based compensation expense	—	425	—	—	—	425
Tax benefit from the exercise of stock options and the vesting of restricted stock	—	7	—	—	—	7
Restricted stock issued, net of forfeitures, 97,078 shares	1	(1)	—	—	—	—
Net income	—	—	—	1,529	—	1,529
Dividends declared	—	—	—	(573)	—	(573)
Other comprehensive income	—	—	—	—	1,592	1,592
Balances at March 31, 2014	$116	$109,798	$(7,903)	$109,260	$(936)	$210,335
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,529	$1,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	783	847
Provision for loan losses	650	500
Amortization of net premium on investments	631	933
Amortization and impairment of mortgage servicing rights	61	(38)
Net gains on sales of securities available for sale	(259)	(1,701)
Net gains on sales of loans	(183)	(786)
Proceeds from sales of loans held for sale	11,337	26,938
Loans originated for sale	(11,273)	(19,647)
Net losses (gains) on disposition of premises and equipment	1	(344)
Net losses on sales of repossessed assets	38	30
Increase in cash surrender value of bank-owned life insurance	(366)	(316)
Federal Home Loan Bank stock dividends	(14)	(11)
ESOP compensation expense	213	242
Share-based compensation	425	395
Excess tax benefit from share-based compensation	(7)	—
Changes in operating assets and liabilities:
Accrued interest receivable	68	(27)
Other assets	600	1,335
Accrued interest payable and other liabilities	208	292
Net cash provided by operating activities	4,442	10,575
Cash flows from investing activities:
Securities available for sale:
Purchases	(53,707)	(97,967)
Proceeds from sales	6,428	46,212
Proceeds from maturities, calls, and principal repayments	15,251	32,092
Purchases of other investments	(38)	(1,334)
Redemptions of other investments	1,922	592
Purchase of bank-owned life insurance	—	(10,000)
Net decrease (increase) in loans held for investment	27,104	(6,377)
Purchases of premises and equipment	(236)	(698)
Proceeds from sales of premises and equipment	—	680
Proceeds from sales of foreclosed assets	740	682
Proceeds from sales of other real estate owned	—	277
Net cash used in investing activities	(2,536)	(35,841)
Cash flows from financing activities:
Net increase in deposits	19,038	10,421
Net (decrease) increase in Federal Home Loan Bank advances	(23,333)	25,000
Net decrease in other borrowings	—	(17,000)
Payment of dividends	(573)	—
Excess tax benefit from share-based compensation	7	—
Purchase of common stock	—	(1)
Net cash (used in) provided by financing activities	(4,861)	18,420
Net decrease in cash and cash equivalents	(2,955)	(6,846)
Cash and cash equivalents, beginning of period	15,880	23,853
Cash and cash equivalents, end of period	$12,925	$17,007
Supplemental cash flow information:
Interest paid	$1,766	$2,133
Non-cash transactions:
Loans transferred to other real estate owned	$858	$38
Loans transferred to foreclosed assets	$749	$652
Change in unrealized gains on securities available for sale	$2,413	$(3,115)
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2014. In management’s opinion, the interim data as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank, the Company’s wholly-owned subsidiary.
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
NOTE 2 — Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This update clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, upon either: (i) the creditor obtaining legal title to the property upon completion of the foreclosure; or (ii) the borrower conveying all interest in the property to the creditor to satisfy the loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; or (iii) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). ASU 2014-08 is effective for for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 3 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of March 31, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2014
U. S. government sponsored mortgage-backed securities	$301,864	$3,010	$(3,995)	$300,879
U. S. government sponsored collateralized mortgage obligations	152,192	1,926	(946)	153,172
Agency bonds	5,000	—	(318)	4,682
Municipal obligations	180	—	(6)	174
Other equity securities	6,000	—	(63)	5,937
Total investment securities available for sale	$465,236	$4,936	$(5,328)	$464,844
December 31, 2013
U. S. government sponsored mortgage-backed securities	$282,180	$2,616	$(5,208)	$279,588
U. S. government sponsored collateralized mortgage obligations	140,221	1,758	(1,403)	140,576
Agency bonds	5,000	—	(462)	4,538
Municipal obligations	179	—	(9)	170
Other equity securities	6,000	—	(97)	5,903
Total investment securities available for sale	$433,580	$4,374	$(7,179)	$430,775
Investment securities available for sale with gross unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2014
U. S. government sponsored mortgage-backed securities	$151,367	$(3,749)	$8,622	$(246)	$159,989	$(3,995)
U. S. government sponsored collateralized mortgage obligations	42,086	(830)	3,728	(116)	45,814	(946)
Agency bonds	4,682	(318)	—	—	4,682	(318)
Municipal obligations	—	—	174	(6)	174	(6)
Other equity securities	5,937	(63)	—	—	5,937	(63)
	$204,072	$(4,960)	$12,524	$(368)	$216,596	$(5,328)
December 31, 2013
U. S. government sponsored mortgage-backed securities	$142,715	$(5,088)	$2,248	$(120)	$144,963	$(5,208)
U. S. government sponsored collateralized mortgage obligations	50,066	(1,403)	—	—	50,066	(1,403)
Agency bonds	4,538	(462)	—	—	4,538	(462)
Municipal obligations	170	(9)	—	—	170	(9)
Other equity securities	5,903	(97)	—	—	5,903	(97)
	$203,392	$(7,059)	$2,248	$(120)	$205,640	$(7,179)

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

At March 31, 2014, the Company owned 200 investment securities of which 81 had unrealized losses. At December 31, 2013, the Company owned 202 investment securities of which 82 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on March 31, 2014 and December 31, 2013, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
The amortized cost and fair value of securities available for sale by contractual maturity at March 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	26,112	25,303
Due after ten years	433,124	433,604
Equity securities	6,000	5,937
Total	$465,236	$464,844
Investment securities with a fair value of $134.1 million and $161.6 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with a fair value of $2.7 million and $2.2 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure repurchase agreements which are included in other borrowings.
Sales activity of securities available for sale for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Proceeds from sales of investment securities	$6,428	$46,212
Gross gains from sales of investment securities	259	1,701
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Residential real estate loans:
One- to four-family	$263,521	$262,723
Home equity	16,259	17,106
Total residential real estate loans	279,780	279,829
Commercial loans:
Commercial real estate	110,881	106,560
Real estate construction	55,988	59,648
Commercial business	70,830	69,320
Total commercial loans	237,699	235,528
Consumer loans:
Automobile, indirect	234,164	264,671
Automobile, direct	31,648	31,598
Other consumer	15,105	15,330
Total consumer loans	280,917	311,599
Total loans	798,396	826,956
Plus (less):
Deferred fees and discounts	3,592	4,370
Allowance for loan losses	(6,468)	(6,445)
Total loans receivable, net	$795,520	$824,881

The Company originates one- to four-family residential real estate loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“FNMA”). Residential real estate loans serviced for FNMA are not included as assets on the consolidated balance sheets. The following table presents loans sold and serviced as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Principal balances of the loans sold and serviced for FNMA	$193,326	$189,084
Mortgage servicing rights associated with the mortgage loans serviced for FNMA	1,505	1,473

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents loans identified as impaired by class of loans as of March 31, 2014 and December 31, 2013:

	Recorded Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Interest Income Recognized
	(In thousands)
March 31, 2014:
With no related allowance recorded:
One- to four-family	$8,095	$8,095	$—	$7,406	$69
Home equity	34	34	—	39	—
Commercial real estate	2,338	2,338	—	2,341	42
Real estate construction	—	—	—	—	—
Commercial business	497	497	—	528	15
Automobile, indirect	805	805	—	846	5
Automobile, direct	35	35	—	36	—
Other consumer	16	16	—	11	—
Impaired loans with no related allowance recorded	11,820	11,820	—	11,207	131
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	621	621	313	567	—
Real estate construction	—	—	—	—	—
Commercial business	896	896	244	995	2
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	1,517	1,517	557	1,562	2
Total	$13,337	$13,337	$557	$12,769	$133

December 31, 2013:
With no related allowance recorded:
One- to four-family	$7,531	$7,531	$—	$7,468	$305
Home equity	42	42	—	14	1
Commercial real estate	2,347	2,347	—	4,237	31
Real estate construction	—	—	—	3,171	66
Commercial business	591	591	—	700	21
Automobile, indirect	824	824	—	738	26
Automobile, direct	32	32	—	34	2
Other consumer	15	15	—	4	—
Impaired loans with no related allowance recorded	11,382	11,382	—	16,366	452
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	551	551	321	46	—
Real estate construction	—	—	—	—	—
Commercial business	1,040	1,040	200	1,064	8
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	1,591	1,591	521	1,110	8
Total	$12,973	$12,973	$521	$17,476	$460

For the three months ended March 31, 2013, the average recorded investment in impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired were $21.2 million and $89,000, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

As of March 31, 2014 and December 31, 2013, no additional funds were committed to be advanced in connection with impaired loans.
The following table presents the recorded investment in non-accrual loans by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Residential real estate loans:
One- to four-family	$1,181	$2,050
Home equity	34	42
Commercial loans:
Commercial real estate	865	800
Commercial business	639	864
Consumer loans:
Automobile, indirect	543	558
Automobile, direct	21	15
Other consumer	16	15
Total	$3,299	$4,344
There were no loans greater than 90 days past due that continued to accrue interest at March 31, 2014 or December 31, 2013.
The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
March 31, 2014:
Residential real estate loans:
One- to four-family	$430	$215	$1,066	$1,711	$261,810	$263,521
Home equity	—	—	34	34	16,225	16,259
Commercial loans:
Commercial real estate	—	—	119	119	110,762	110,881
Real estate construction	—	—	—	—	55,988	55,988
Commercial business	576	—	—	576	70,254	70,830
Consumer loans:
Automobile, indirect	1,887	506	543	2,936	231,228	234,164
Automobile, direct	3	18	21	42	31,606	31,648
Other consumer	73	53	16	142	14,963	15,105
Total loans	$2,969	$792	$1,799	$5,560	$792,836	$798,396

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
December 31, 2013:
Residential real estate loans:
One- to four-family	$1,170	$—	$1,932	$3,102	$259,621	$262,723
Home equity	1	—	42	43	17,063	17,106
Commercial loans:
Commercial real estate	—	—	120	120	106,440	106,560
Real estate construction	876	—	—	876	58,772	59,648
Commercial business	—	—	—	—	69,320	69,320
Consumer loans:
Automobile, indirect	2,217	615	558	3,390	261,281	264,671
Automobile, direct	48	21	15	84	31,514	31,598
Other consumer	72	33	15	120	15,210	15,330
Total loans	$4,384	$669	$2,682	$7,735	$819,221	$826,956
Our methodology for evaluating the adequacy of the allowance for loan losses consists of:

•	a specific loss component which is the allowance for impaired loans; and

•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss.
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
Loans not meeting the criteria described above are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of March 31, 2014 and December 31, 2013:

	Commercial Real Estate	Real Estate Construction	Commercial Business	One- to Four- Family	Total
	(In thousands)
March 31, 2014:
Pass	$104,919	$55,878	$65,811	$12,878	$239,486
Special Mention	841	—	1,357	—	2,198
Substandard	5,121	110	3,662	4,615	13,508
Doubtful	—	—	—	—	—
	$110,881	$55,988	$70,830	$17,493	$255,192
December 31, 2013:
Pass	$101,134	$59,536	$64,155	$15,514	$240,339
Special Mention	735	—	2,164	—	2,899
Substandard	4,691	112	3,001	3,175	10,979
Doubtful	—	—	—	—	—
	$106,560	$59,648	$69,320	$18,689	$254,217
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
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of March 31, 2014 and December 31, 2013:

	One- to Four- Family	Home Equity	Total
	(In thousands)
March 31, 2014:
Prime	$196,035	$15,688	$211,723
Subprime	49,993	571	50,564
	$246,028	$16,259	$262,287
December 31, 2013:
Prime	$195,919	$16,521	$212,440
Subprime	48,115	585	48,700
	$244,034	$17,106	$261,140

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a subprime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of March 31, 2014 and December 31, 2013:

Risk Tier	Credit Score	Automobile, indirect	Automobile, direct	Other consumer	Total
	(In thousands)
March 31, 2014:
A	720+	$120,646	$23,163	$11,193	$155,002
B	690–719	47,081	4,257	2,211	53,549
C	661–689	39,536	2,380	1,329	43,245
D	660 and under	26,901	1,848	372	29,121
		$234,164	$31,648	$15,105	$280,917
December 31, 2013:
A	720+	$135,583	$23,137	$11,453	$170,173
B	690–719	53,678	4,311	2,228	60,217
C	661–689	44,732	2,320	1,268	48,320
D	660 and under	30,678	1,830	381	32,889
		$264,671	$31,598	$15,330	$311,599
The following table presents the activity in the allowance for loan losses by portfolio segment based on impairment method for the three months ended March 31, 2014 and 2013:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
March 31, 2014:
Allowance for loan losses for the three months ended:
Beginning balance	$851	$2,517	$3,077	$6,445
Charge-offs	(18)	—	(748)	(766)
Recoveries of loans previously charged-off	14	24	101	139
Provision for loan losses	(38)	209	479	650
Ending balance	$809	$2,750	$2,909	$6,468
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$557	$—	$557
Collectively evaluated for impairment	809	2,193	2,909	5,911
Total ending balance	$809	$2,750	$2,909	$6,468
March 31, 2013:
Allowance for loan losses for the three months ended:
Beginning balance	$870	$3,133	$2,897	$6,900
Charge-offs	(153)	—	(452)	(605)
Recoveries of loans previously charged-off	8	15	104	127
Provision for loan losses	106	197	197	500
Ending balance	$831	$3,345	$2,746	$6,922
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$317	$—	$317
Collectively evaluated for impairment	831	3,028	2,746	6,605
Total ending balance	$831	$3,345	$2,746	$6,922

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company’s recorded investment in loans as of March 31, 2014, December 31, 2013, and March 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
March 31, 2014:
Loans individually evaluated for impairment	$8,129	$4,352	$856	$13,337
Loans collectively evaluated for impairment	271,651	233,347	280,061	785,059
Total ending balance	$279,780	$237,699	$280,917	$798,396
December 31, 2013:
Loans individually evaluated for impairment	$7,573	$4,529	$871	$12,973
Loans collectively evaluated for impairment	272,256	230,999	310,728	813,983
Total ending balance	$279,829	$235,528	$311,599	$826,956
March 31, 2013:
Loans individually evaluated for impairment	$7,206	$14,339	$669	$22,214
Loans collectively evaluated for impairment	261,445	187,056	273,325	721,826
Total ending balance	$268,651	$201,395	$273,994	$744,040
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
A summary of the Company’s loans classified as TDRs at March 31, 2014 and December 31, 2013 is presented below:

	March 31, 2014	December 31, 2013
	(In thousands)
TDR
Residential Real Estate	$7,029	$6,276
Commercial	2,564	2,581
Consumer	343	382
Total TDR	9,936	9,239
Less: TDR in non-accrual status
Residential Real Estate	115	795
Commercial	470	483
Consumer	68	99
Total performing TDR	$9,283	$7,862

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company may grant concessions through a number of different restructuring methods. The following table presents the outstanding principal balance of loans by class and by method of concession that were the subject of a TDR during the three months ended March 31, 2014 and 2013:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2014:
Interest rate reduction	$1,459	$—	$22	$1,481
Loan maturity extension	—	—	—	—
Forbearance	—	—	—	—
Principal reduction	—	—	—	—
Total	$1,459	$—	$22	$1,481
Three Months Ended March 31, 2013:
Interest rate reduction	$—	$—	$28	$28
Loan maturity extension	—	—	30	30
Forbearance	—	—	—	—
Principal reduction	—	—	—	—
Total	$—	$—	$58	$58

The following table presents the number of loans modified and the balances before and after modification for the three months ended March 31, 2014 and 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(Dollar amounts in thousands)
Three Months Ended March 31, 2014:
Residential Real Estate	1	$1,459	$1,459
Commercial	—	—	—
Consumer	1	22	22
Total	2	$1,481	$1,481
Three Months Ended March 31, 2013:
Residential Real Estate	—	$—	$—
Commercial	—	—	—
Consumer	3	58	58
Total	3	$58	$58
There was one commercial business TDR loan and one consumer TDR loan that had been modified in the previous 12 months and had a payment default during the three months ended March 31, 2014 with a balance of $345,000 and $14,000, respectively, at March 31, 2014. There were no TDR loans that had payment defaults during the three months ended March 31, 2013. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.
Included in the impaired loans as of March 31, 2014 and December 31, 2013 were TDRs of $9.9 million and $9.2 million, respectively. The Company has allocated $68,000 and $72,000 of specific reserves to customers whose loan terms have been modified as TDRs at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, no additional funds were committed to be advanced in connection with TDRs.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

At March 31, 2014 and December 31, 2013, the Company had balances in non-performing assets consisting of the following:

	March 31, 2014	December 31, 2013
	(Dollar amounts in thousands)
Other real estate owned and foreclosed assets
Residential Real Estate	$965	$107
Commercial	70	70
Consumer	821	850
Total other real estate owned and foreclosed assets	1,856	1,027
Total non-accrual loans	3,299	4,344
Total non-performing assets	$5,155	$5,371
Non-accrual loans/Total loans	0.41%	0.53%
Non-performing assets/Total assets	0.37%	0.39%

NOTE 5 — Derivative Financial Instruments

The Company has entered into commitments with prospective residential mortgage borrowers to originate loans whereby the interest rate on the loan is determined prior to funding and the borrowers have locked into that interest rate. The interest rate lock commitments on loans originated for sale are recorded at fair value in accordance with ASC 815, “Derivatives and Hedging,” and are recorded as an other asset or an accrued liability in the consolidated balance sheets. The estimated fair values of the interest rate lock commitments are based on quoted secondary market pricing, include the fair value of the servicing rights based on the discounted present value of expected future cash flows, and assume an approximate closure rate based on recent historical experience. Changes in the fair value of interest rate lock commitments are recorded in current earnings as a component of net gains on sales of loans.
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
The outstanding notional value and fair values of outstanding positions as of March 31, 2014, and 2013, and December 31, 2013, and the recorded gains and losses during the three months ended March 31, 2014 and 2013, and the year ended December 31, 2013 were as follows:

	Outstanding Notional Balance	Fair Value	Recorded (Losses)/Gains
	(In thousands)
March 31, 2014:
Interest rate lock commitments	$4,577	$(16)	$(72)

December 31, 2013:
Interest rate lock commitments	$3,453	$56	$(208)

March 31, 2013:
Interest rate lock commitments	$10,434	$296	$32
Forward loan sales commitments	$1,971	$(3)	$(3)

The Company had no forward loan sales commitments at March 31, 2014 or December 31, 2013.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 6 — Other Borrowings
Beginning July 26, 2007, the Company entered into sales of securities under agreements to repurchase (“Repurchase Agreements”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreements are structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreements are treated as financings, and the obligations to repurchase securities sold are included in other borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company, and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $2.0 million in repurchase agreements outstanding at March 31, 2014 and December 31, 2013. These repurchase agreements were secured by investment securities with a fair value of $2.7 million and $2.2 million at March 31, 2014 and December 31, 2013, respectively.

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
The ESOP purchased 8% of the shares sold in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9.5 million. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561,000 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of March 31, 2014 and December 31, 2013). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.
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
The ESOP shares as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Allocated shares	161,874	152,352
Unearned shares	790,326	799,848
Total ESOP shares	952,200	952,200
Fair value of unearned shares (in thousands)	$18,012	$17,101
Year-to-date compensation expense recognized from the release of shares from the ESOP (in thousands)	213	893
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The net periodic pension cost for the three months ended March 31, 2014 and 2013 includes the following components:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest cost on projected benefit obligation	$55	$57
Expected return on assets	(86)	(74)
Amortization of net loss	11	48
Net periodic pension cost	$(20)	$31
Share-Based Compensation

At its annual meeting held May 24, 2011, the Company’s shareholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan (the “Plan”) which provides for the grant of stock-based and other incentive awards to officers, employees, and directors of the Company. The Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution by the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available. Share-based compensation expense for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Share-based compensation expense	$425	$395
Restricted Stock
Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Shares awarded to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Shares awarded to directors vest at rates of 20% to 33% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution were 476,100 at March 31, 2014, of which 392,616 shares had been issued under the Plan through March 31, 2014.
A summary of changes in the Company’s non-vested restricted shares for the three months ended March 31, 2014 follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at January 1, 2014	179,583	$19.18
Granted	97,078	21.16
Vested	(60)	16.32
Forfeited	—	—
Non-vested at March 31, 2014	276,601	$19.87

As of March 31, 2014, the Company had $3.8 million of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.83 years. The Company applied an estimated forfeiture rate of 13.03% to employees’ and 0.00% to directors’ shares based on the historical turnover rates.

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
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. The risk-free interest rate utilized in the model is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is 10 years, the expected term of the stock options is less because option restrictions do not permit recipients to sell or hedge their options. Management believes these restrictions encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees’ vesting behavior; therefore, the expected term of stock options is estimated using the average of the vesting period and contractual term. The expected volatility is based on historical information about the Company's stock volatility and the volatility of peer banks.
The weighted average fair value of each stock option granted during the three months ended March 31, 2014 was $7.03. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

Risk-free interest rate	2.12%
Expected term of stock options (years)	7.5
Expected stock price volatility	30.64%
Expected dividends	0.90%
Forfeiture rate — for officers and employees	13.03%
Forfeiture rate — for directors	—%

A summary of activity in the stock option portion of the Plan for the three months ended March 31, 2014 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	394,933	$16.13	7.54	$2,088
Granted	428,788	21.11	—	720
Exercised	(8,525)	14.35	—	(69)
Forfeited	—	—	—	—
Expired	(2,400)	22.24	—	(1)
Outstanding at March 31, 2014	812,796	$18.76	8.78	$3,281
Fully vested and expected to vest	698,470	$18.59	8.71	$2,938
Exercisable at March 31, 2014	128,970	$15.40	7.33	$953
As of March 31, 2014, the Company had $3.5 million of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 4.23 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of March 31, 2014.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 8 — Earnings Per Share

Basic earnings per common share is computed by dividing net income adjusted for distributed and undistributed earnings to participating securities by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The table below presents the information used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Earnings:
Net income	$1,529	$1,933
Distributed and undistributed earnings to participating securities	(30)	—
Income available to common shareholders	1,499	1,933
Basic shares:
Weighted-average common shares outstanding	11,486,026	11,444,211
Less: Average unallocated ESOP shares	(793,500)	(831,588)
Average unvested restricted stock awards	(211,940)	(253,639)
Average shares for basic earnings per share	10,480,586	10,358,984
Net income per common share, basic	$0.14	$0.19
Diluted shares:
Weighted-average common shares outstanding for basic earnings per common share	10,480,586	10,358,984
Add: Dilutive effects of share-based compensation plan	63,288	171,389
Average shares for diluted earnings per share	10,543,874	10,530,373
Net income per common share, diluted	$0.14	$0.18

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
Interest rate lock commitments: Interest rate locks on commitments to originate loans for the held for sale portfolio are reported at fair value in other assets on the consolidated balance sheets with changes in value recorded in current earnings. The estimated fair values of the interest rate lock commitments are based on quoted secondary market pricing, include the fair value of the servicing rights based on the discounted present value of expected future cash flows, and assume an approximate closure rate based on recent historical experience. At March 31, 2014, for loans with terms of 180 months, the fair value of the servicing rights was estimated as 0.96% of the loan balance if the loan had an interest rate of 3.50% or lower, 0.98% of the loan balance if the loan had an interest rate of higher than 3.50% and equal to or less than 4.00%, and 0.81% if the interest rate was higher than 4.00%. For loans with terms greater than 180 months, the fair value was estimated as 1.23% of the loan balance if the loan had an interest rate of 4.50% or lower, 1.08% of the loan balance if the loan had an interest rate higher than 4.50% but equal to or less than 5.00%, and 0.99% of the loan balance if the loan had an interest rate of higher than 5.00%. At December 31, 2013, the fair value of the servicing rights was estimated as 1.00% of the loan balance for loans with terms of 180 months, and for loans with terms of greater than 180 month, the fair value was estimated as 1.31% of the loan balance if the loan had an interest rate of 4.50% or lower and 1.08% of the loan balance if the loan had an interest rate higher than 4.50%. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. At March 31, 2014 and December 31, 2013, the estimated closure rate based on historical experience over the preceding two-year period was 82.4% and 77.1%, respectively. Because the closure rate and fair value of servicing rights are significant unobservable assumptions, interest rate lock commitments are included in Level 3 of the hierarchy.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014, Using			Total Fair Value at March 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. government sponsored mortgage-backed securities	$—	$300,879	$—	$300,879
U.S. government sponsored collateralized mortgage obligations	—	153,172	—	153,172
U.S. government agency securities	—	4,682	—	4,682
Municipal obligations	—	174	—	174
Other equity securities	—	5,937	—	5,937
Liabilities:
Interest rate lock commitments	$—	$—	$(16)	$(16)

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	Fair Value Measurements at December 31, 2013 Using			Total Fair Value at December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. government sponsored mortgage-backed securities	$—	$279,588	$—	$279,588
U.S. government sponsored collateralized mortgage obligations	—	140,576	—	140,576
U.S. government agency securities	—	4,538	—	4,538
Municipal obligations	—	170	—	170
Other equity securities	—	5,903	—	5,903
Interest rate lock commitments	—	—	56	56

A reconciliation and income statement classification of gains and losses for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013 has not been provided since the amounts are not significant.
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
The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Carrying value of impaired loans	$1,517	$3,715
Specific reserve	(557)	(317)
Fair Value	$960	$3,398
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are classified as Level 3 because they are obtained from independent third-party valuations through an analysis of cash flows and incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, such as the market’s perception of future interest rate movements. The Company’s mortgage servicing rights were recorded at $1.5 million at March 31, 2014 and December 31, 2013.
Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned. Other real estate owned is carried at fair value less estimated selling costs (as determined by independent appraisal) within Level 3 of the fair value hierarchy. At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

be acquired by a charge to the allowance for loan losses, if necessary. The fair value is reviewed periodically and subsequent write-downs are recorded accordingly. The following table represents other real estate owned that was remeasured and reported at fair value as of March 31, 2014 and March 31, 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Carrying value of other real estate owned prior to remeasurement	$954	$337
Less: charge-offs recognized in the allowance for loan losses at initial acquisition	(96)	(18)
Less: sales of other real estate owned	—	(282)
Carrying value of remeasured other real estate owned at end of period	$858	$37

Significant unobservable inputs used in Level 3 fair value measurements for financial assets and nonfinancial assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value (In thousands)	Valuation Techniques	Unobservable Input	Range (Average)
March 31, 2014:
Impaired loans, net of allowance	$493	Discounted Cash Flow Analysis	Interest rate	1.5% - 7.0% (3.9%)
			Loan term (in months)	60 - 120 (95)
	$467	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	0% - 25.0% (6.5%)
			Estimated property maintenance	0% - 3.6% (2.6%)
Mortgage servicing rights	$1,505	Discounted Cash Flow Analysis	Interest rate	2.6% - 7.9% (4.3%)
			Loan term (in months)	82 - 527 (312)
Other real estate owned	$1,035	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	0% - 6.0% (5.4%)
			Estimated property maintenance	0% - 8.1% (1.8%)
December 31, 2013:
Impaired loans, net of allowance	$840	Discounted Cash Flow Analysis	Interest rate	1.5% - 7.0% (4.9%)
			Loan term (in months)	60 - 120 (91)
	$230	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	6.0% (6.0%)
			Estimated property maintenance	3.6% (3.6%)
Mortgage servicing rights	$1,473	Discounted Cash Flow Analysis	Interest rate	2.6% - 7.9% (4.3%)
			Loan term (in months)	82 - 527 (312)
Other real estate owned	$177	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	0.0% - 6.0% (2.4%)
			Estimated property maintenance	0% (0%)

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

There were no transfers between levels during the three months ended March 31, 2014 or the year ended December 31, 2013.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$12,925	$12,925	$15,880	$15,880
Level 2 inputs:
Securities available for sale	464,844	464,844	430,775	430,775
Other investments	17,912	17,912	19,782	19,782
Loans held for sale	1,607	1,608	1,509	1,522
Accrued interest receivable	3,379	3,379	3,447	3,447
Level 3 inputs:
Loans, net	795,520	804,609	824,881	840,478
Mortgage servicing rights	1,505	1,505	1,473	1,473
Interest rate lock commitments	—	—	56	56
Financial liabilities:
Level 2 inputs:
Federal Home Loan Bank advances	$338,667	$336,129	$362,000	$360,576
Accrued interest payable	345	345	389	389
Level 3 inputs:
Deposits	832,612	843,764	813,574	824,856
Repurchase agreements	2,000	2,038	2,000	2,049
Interest rate lock commitments	16	16	—	—
Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—
NOTE 10 — Subsequent Events
On April 28, 2014, the Company announced that it entered into an Agreement and Plan of Merger (“Merger Agreement”) with Southside Bancshares, Inc. (“Southside”), whereby the Company will be merged into Southside and OmniAmerican Bank will be merged into Southside’s subsidiary, Southside Bank. In the merger, shareholders of the Company will receive 0.4459 of a share of Southside’s common stock plus approximately $13.125 in cash for each outstanding share of OmniAmerican common stock. Concurrently with the execution of the Merger Agreement, Southside entered into voting and support agreements with each non-employee director of the Company pursuant to which each director agreed to, among other things, vote his or her shares in favor of the Merger Agreement. The Merger Agreement is subject to approval by the shareholders of Southside and the Company, approval by the appropriate regulatory agencies, and other customary terms and conditions as described in the Merger Agreement. The Merger Agreement was filed with the Securities and Exchange Commission as an exhibit to this Form 10-Q for the Quarterly Period Ended March 31, 2014.

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

•	inability of borrowers and/or third-party providers to perform their obligations to us;

•	the effect of developments in the secondary market affecting our loan pricing;

•	changes in our organization, compensation, and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	changes resulting from intense compliance and regulatory costs associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	changes in our regulatory capital resulting from compliance with the final Basel III capital rules;

•	the Company’s pending merger with Southside could have a negative impact on our business; and

•	the failure to complete the merger with Southside could negatively impact our business.
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
On April 28, 2014, the Company announced that it entered into an Agreement and Plan of Merger (“Merger Agreement”) with Southside Bancshares, Inc. (“Southside”), whereby the Company will be merged into Southside and OmniAmerican Bank will be merged into Southside’s subsidiary, Southside Bank. In the merger, shareholders of the Company will receive 0.4459 of a share of Southside’s common stock plus approximately $13.125 in cash for each outstanding share of OmniAmerican common stock. Concurrently with the execution of the Merger Agreement, Southside entered into voting and support agreements with each non-employee director of the Company pursuant to which each director agreed to, among other things, vote his or her shares in favor of the Merger Agreement. The Merger Agreement is subject to approval by the shareholders of Southside and the Company, approval by the appropriate regulatory agencies, and other customary terms and conditions as described in the Merger Agreement. The Merger Agreement was filed with the Securities and Exchange Commission as an exhibit to this Form 10-Q for the Quarterly Period Ended March 31, 2014.
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
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations, and to a lesser extent municipal obligations, agency bonds and equity securities. At March 31, 2014, our investment securities portfolio had an amortized cost of $465.2 million.
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
Critical Accounting Policies
There are no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2014.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013
Assets. Total assets remained relatively unchanged at $1.39 billion at March 31, 2014 and December 31, 2013. Securities available for sale increased $34.0 million, while loans, net of the allowance for loan losses and deferred fees and discounts, decreased $29.4 million and cash and cash equivalents decreased $3.0 million.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $3.0 million, or 18.6%, to $12.9 million at March 31, 2014 from $15.9 million at December 31, 2013. The decrease in total cash and cash equivalents reflects $53.7 million in cash used to purchase securities classified as available for sale, $36.2 million in cash used to originate loans, and a $23.3 million net decrease in Federal Home Loan Bank advances during the three months ended March 31, 2014. These decreases were partially offset by increases in cash due to loan principal repayments of $51.9 million, a net increase in deposits of $19.0 million, principal repayments and maturities of securities of $15.3 million, proceeds from the sales of loans of $11.3 million, and proceeds from the sales of securities available for sale of $6.4 million. The loans sold during the three months ended March 31, 2014 consisted of one- to four-family residential real estate loans with terms 15 years or greater. These loans were sold in order to manage our interest rate risk.
Loans held for sale. Loans held for sale increased $98,000, or 6.5%, to $1.6 million at March 31, 2014 from $1.5 million at December 31, 2013. The increase in loans held for sale resulted from $11.2 million in sales, partially offset by originations of $11.3 million during the three months ended March 31, 2014.
Securities. Securities classified as available for sale increased $34.0 million, or 7.9%, to $464.8 million at March 31, 2014 from $430.8 million at December 31, 2013. The increase was primarily due to purchases of $53.7 million in securities classified as available for sale and a decrease in unrealized losses of $2.4 million during the quarter ended March 31, 2014, partially offset by principal repayments and maturities of $15.3 million, sales of investment securities of $6.2 million, and the amortization of net premiums on investments of $630,000. At March 31, 2014, securities classified as available for sale consisted of government sponsored mortgage-backed securities, government sponsored collateralized mortgage obligations, agency bonds, municipal obligations, and other equity securities.
Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, decreased $29.4 million, or 3.6%, to $795.5 million at March 31, 2014 from $824.9 million at December 31, 2013.

	March 31, 2014	December 31, 2013	Dollar change	Percent change
	(Dollars in thousands)
One- to four-family	$263,521	$262,723	$798	0.3%
Home equity	16,259	17,106	(847)	(5.0)
Commercial real estate	110,881	106,560	4,321	4.1
Real estate construction	55,988	59,648	(3,660)	(6.1)
Commercial business	70,830	69,320	1,510	2.2
Automobile, indirect	234,164	264,671	(30,507)	(11.5)
Automobile, direct	31,648	31,598	50	0.2
Other consumer	15,105	15,330	(225)	(1.5)
Total loans	798,396	826,956	(28,560)	(3.5)
Other items:
Unearned fees and discounts, net	3,592	4,370	(778)	(17.8)
Allowance for loan losses	(6,468)	(6,445)	(23)	0.4
Total loans, net	$795,520	$824,881	$(29,361)	(3.6)%

The decrease in indirect automobile loans of $30.5 million, or 11.5%, to $234.2 million at March 31, 2014 from $264.7 million at December 31, 2013, was primarily due to the discontinuation of our indirect lending program in October 2013. Real estate construction loans decreased $3.7 million, or 6.1%, to $56.0 million at March 31, 2014 from $59.6 million at December 31, 2013, primarily due to repayments of $8.0 million partially offset by originations of $4.4 million during the three months ended March 31, 2014. These decreases were partially offset by an increase in commercial real estate loans of $4.3 million, or 4.1%, to $110.9 million at March 31, 2014 from $106.6 million at December 31, 2013, and an increase in commercial business loans of $1.5 million, or 2.2%, to $70.8 million at March 31, 2014 from $69.3 million at December 31, 2013. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while containing the potential for risk of loss.
Allowance for Loan Losses. The allowance for loan losses increased $23,000, or 0.4%, to $6.5 million at March 31, 2014 from $6.4 million at December 31, 2013. This increase was primarily related to a $36,000 increase in specific reserves at March 31, 2014 to $557,000 related to nine impaired loans with balances totaling $1.5 million, compared to specific reserves of $521,000 related to five impaired loans with balances totaling $1.6 million at December 31, 2013. Impaired loans with balances totaling $11.8 million did not require specific reserves at March 31, 2014. Impaired loans with balances totaling $11.4 million did not require specific reserves at December 31, 2013. The allowance for loan losses represented 0.81% and 0.78% of total loans at March 31, 2014 and December 31, 2013, respectively.
The significant changes in the amount of the allowance for loan losses during the three months ended March 31, 2014 related to a $36,000 increase in the allowance for loan losses attributable to impaired commercial loans resulting from insufficient collateral on seven loans within the commercial portfolio at March 31, 2014 as compared to December 31, 2013. Management also considered local economic factors and unemployment as well as the higher risk profile of real estate construction and commercial business loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Bank-Owned Life Insurance. Bank-owned life insurance increased $366,000, or 0.8%, to $44.0 million at March 31, 2014 from $43.6 million at December 31, 2013. The increase in bank-owned life insurance is due to the increase in the cash surrender value of the policies.
Deposits. Deposits increased $19.0 million, or 2.3%, to $832.6 million at March 31, 2014 from $813.6 million at December 31, 2013.

	March 31, 2014	December 31, 2013	Dollar change	Percent change
	(Dollars in thousands)
Noninterest-bearing demand	$69,162	$58,071	$11,091	19.1%
Interest-bearing demand	150,295	146,818	3,477	2.4
Savings	107,340	105,030	2,310	2.2
Money market	236,635	233,918	2,717	1.2
Certificates of deposit	269,180	269,737	(557)	(0.2)
Total deposits	$832,612	$813,574	$19,038	2.3%
The increase in deposits was primarily attributable to an increase in noninterest-bearing demand deposits of $11.1 million. The increase in noninterest-bearing deposits included a $10.1 million increase in commercial deposits which resulted primarily from our efforts to deepen our commercial relationships. Interest-bearing demand deposits increased $3.5 million, money market deposits increased $2.7 million, and savings deposits increased $2.3 million, primarily due to organic growth in the bank’s 14 branches. These increases in deposits were partially offset by a $557,000 decrease in certificates of deposit. The decrease in certificates of deposits resulted from certificates of deposit that matured and were not renewed.
Borrowings. Federal Home Loan Bank advances decreased $23.3 million, or 6.4%, to $338.7 million at March 31, 2014 from $362.0 million at December 31, 2013. The decrease in Federal Home Loan Bank advances was attributable to scheduled maturities of $88.3 million advances, offset by new advances of $65.0 million during the three months ended March 31, 2014. Other borrowings remained unchanged at $2.0 million at March 31, 2014 and December 31, 2013.

Stockholders’ Equity. At March 31, 2014, our stockholders’ equity was $210.3 million, an increase of $3.2, or 1.5%, from $207.1 million at December 31, 2013.

	March 31, 2014	December 31, 2013	Dollar change	Percent change
	(Dollars in thousands)
Common stock	$116	$115	$1	0.9%
Additional paid-in capital	109,798	109,250	548	0.5%
Unallocated ESOP shares	(7,903)	(7,999)	96	(1.2)%
Retained earnings	109,260	108,304	956	0.9%
Accumulated other comprehensive (loss) income	(936)	(2,528)	1,592	(63.0)%
Total stockholders’ equity	$210,335	$207,142	$3,193	1.5%
The increase in stockholders’ equity was primarily due to a decrease in unrealized losses on available for sale securities of $1.6 million after tax, net income of $1.5 million, share-based compensation expense of $425,000, and ESOP compensation expense of $213,000 during the three months ended March 31, 2014. These increases were partially offset by a decrease due to dividends declared of $573,000.
Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013
General. Net income decreased $404,000, or 20.9%, to $1.5 million for the three months ended March 31, 2014 from $1.9 million for the prior year period. The decrease in net income reflected a decrease in noninterest income of $2.4 million and an increase in the provision for loan losses of $150,000, partially offset by an increase in net interest income of $1.1 million, a decrease in noninterest expense of $689,000, and a $376,000 decrease in the income tax expense.
Interest Income. Interest income increased $727,000, or 6.6%, to $11.8 million for the three months ended March 31, 2014 from $11.1 million for the three months ended March 31, 2013. The increase resulted primarily due to a $135.1 million, or 11.7% percent increase in the average balance of interest-earning assets to $1.29 billion for the three months ended March 31, 2014 from $1.16 billion for the three months ended March 31, 2013, partially offset by an 18 basis point decrease in the average yield on interest-earning assets.

	Three Months Ended March 31,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Interest income:
Loans, including fees	$9,202	$8,901	$301	3.4%
Securities—taxable	2,588	2,163	425	19.6
Securities—nontaxable	1	—	1	—
Total interest income	$11,791	$11,064	$727	6.6%
The increase in interest income on loans of $301,000 was primarily due to an increase in the average balance of our loan portfolio of $66.8 million, or 8.9%, to $813.5 million for the three months ended March 31, 2014 from $746.7 million for the three months ended March 31, 2013, partially offset by a decrease in the average yield on our loan portfolio of 25 basis points to 4.52% for the three months ended March 31, 2014 from 4.77% for the three months ended March 31, 2013.
The increase in interest income on investment securities of $426,000 resulted primarily from a $42.8 million, or 11.0%, increase in the average balance of our securities portfolio to $434.1 million for the three months ended March 31, 2014 from $391.3 million for the three months ended March 31, 2013, primarily due purchases of securities. In addition to the increase in the average balance of our securities portfolio, the average yield on our securities portfolio increased 16 basis points to 2.35% for the three months ended March 31, 2014 from 2.19% for the three months ended March 31, 2013.

Interest Expense. Interest expense decreased by $358,000, or 17.2%, to $1.7 million for the three months ended March 31, 2014 from $2.1 million for the three months ended March 31, 2013.

	Three Months Ended March 31,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Interest expense:
Deposits	$1,013	$1,457	$(444)	(30.5)%
Borrowed funds	709	623	86	13.8
Total interest expense	$1,722	$2,080	$(358)	(17.2)%
The decrease in interest expense on deposits of $444,000 resulted from a decrease in the average rate we paid on deposits and a decrease in the average balance of interest-bearing deposits. The average rate we paid decreased 22 basis points to 0.54% for the three months ended March 31, 2014 from 0.76% for the three months ended March 31, 2013, as we were able to reprice our deposits lower as market interest rates declined. The average balance of interest-bearing deposits decreased $6.9 million, or 0.9%, to $756.3 million for the three months ended March 31, 2014 from $763.2 million for the three months ended March 31, 2013. The decrease in the average balance of our interest-bearing deposits was primarily due to decreases in the average balances of our certificates of deposit, partially offset by increases in the average balances of our interest-bearing demand accounts and money market accounts.
Interest expense on certificates of deposit decreased $429,000, or 33.7%, to $845,000 for the three months ended March 31, 2014 from $1.3 million for the three months ended March 31, 2013. The average balance of certificates of deposit decreased $24.0 million, or 8.2%, to $269.2 million for the three months ended March 31, 2014 from $293.2 million for the three months ended March 31, 2013. In addition, the average rate paid on certificates of deposit decreased 48 basis points to 1.26% for the three months ended March 31, 2014 from 1.74% for the three months ended March 31, 2013, reflecting the continuing low market interest rate environment.
The increase in interest expense on borrowed funds of $86,000 resulted primarily from an increase of $123.1 million, or 52.8%, in the average balance of borrowed funds to $356.4 million for the three months ended March 31, 2014 from $233.3 million for the three months ended March 31, 2013, partially offset by a 27 basis point decrease in the average rate paid on borrowed funds to 0.80% for the three months ended March 31, 2014 from 1.07% for the three months ended March 31, 2013.
Net Interest Income. Net interest income increased by $1.1 million, or 12.1%, to $10.1 million for the three months ended March 31, 2014 from $9.0 million for the prior year period. Our interest rate spread increased 3 basis points to 3.03% for the three months ended March 31, 2014 from 3.00% for the three months ended March 31, 2013. Our net interest margin increased 1 basis point to 3.12% for the three months ended March 31, 2014 from 3.11% for the three months ended March 31, 2013. These increases in net interest income, the net interest margin, and the interest rate spread resulted primarily from an increase of $42.8 million, or 11.0%, in the average balance of investment securities available for sale to $434.1 million for the three months ended March 31, 2014 from $391.3 million for the three months ended March 31, 2013, an increase of $66.8 million, or 8.9%, in the average balance of our loan portfolio to $813.5 million for the three months ended March 31, 2014 from $746.7 million for the three months ended March 31, 2013, and a 48 basis point decrease in the average rate we paid on certificates of deposit to 1.26% for the three months ended March 31, 2014 from 1.74% for the three months ended March 31, 2013.
Provision for Loan Losses. We recorded a provision for loan losses of $650,000 for the three months ended March 31, 2014 compared to $500,000 provision for loan losses for the three months ended March 31, 2013. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. The increase in the provision for loan losses was primarily due to an increase in net chargeoffs and growth in the loan portfolio. Net chargeoffs increased $149,000, to $627,000, or 0.31% of average loans outstanding, for the quarter ended March 31, 2014 from $478,000, or 0.25% of average loans outstanding, for the quarter ended March 31, 2013. Total loans increased $54.4 million, or 7.3%, to $798.4 million at March 31, 2014 from $744.0 at March 31, 2013. An evaluation of the loan portfolio, current economic conditions, and other factors is performed at each balance sheet date. The allowance for loan losses to total loans receivable decreased to 0.81% at March 31, 2014 from 0.93% at March 31, 2013. Total substandard loans decreased $7.8 million, or 36.5%, to $13.5 million at March 31, 2014 from $21.3 million at March 31, 2013. Total impaired loans decreased $8.9 million, or 40.0%, to $13.3 million at March 31, 2014 from $22.2 million at March 31, 2013.

Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either March 31, 2014 or March 31, 2013. At March 31, 2014, non-performing loans totaled $3.3 million, or 0.41% of total loans, compared to $8.4 million, or 1.13% of total loans, at March 31, 2013. The allowance for loan losses as a percentage of non-performing loans increased to 196.06% at March 31, 2014 from 82.49% at March 31, 2013.
Noninterest Income. Noninterest income decreased $2.4 million, or 41.0%, to $3.5 million for the three months ended March 31, 2014 from $5.9 million for the three months ended March 31, 2013.

	Three Months Ended March 31,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$2,058	$2,218	$(160)	(7.2)%
Net gains on sales of loans	183	786	(603)	(76.7)
Net gains on sales of securities available for sale	259	1,701	(1,442)	(84.8)
Net (losses) gains on sales of premises and equipment	(1)	344	(345)	(100.3)
Net losses on sales of repossessed assets	(38)	(30)	(8)	26.7
Commissions	374	308	66	21.4
Increase in cash surrender value of bank-owned life insurance	366	316	50	15.8
Other income	257	219	38	17.4
Total noninterest income	$3,458	$5,862	$(2,404)	(41.0)%
The decrease in noninterest income was primarily attributable to a $1.4 million decrease in net gains on the sales of investments, a $603,000 decrease in net gains on the sales of loans, and a $345,000 decrease in gains on sales of premises and equipment. The decrease in net gains on sales of investments is attributable to sales of $6.2 million of investment securities for a gain of $259,000 during the three months ended March 31, 2014, while $44.5 million of investment securities were sold for a gain of $1.7 million during the three months ended March 31, 2013. The decrease in net gains on sales of loans resulted primarily from a decrease in the volume of loans sold to 67 loans sold in the three months ended March 31, 2014 from 144 loans sold in the three months ended March 31, 2013. The decrease in net gains on sales of premises and equipment resulted primarily from a $344,000 gain recognized on the sale of land adjacent to one of our branch locations during the three months ended March 31, 2013.

Noninterest Expense. Noninterest expense decreased $689,000, or 6.1%, to $10.6 million for the three months ended March 31, 2014 from $11.3 million for the three months ended March 31, 2013.

	Three Months Ended March 31,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$6,182	$6,757	$(575)	(8.5)%
Software and equipment maintenance	587	610	(23)	(3.8)
Depreciation of furniture, software, and equipment	317	413	(96)	(23.2)
FDIC insurance	180	190	(10)	(5.3)
Real estate owned expense (income)	35	(20)	55	(275.0)
Service fees	144	114	30	26.3
Communications costs	236	224	12	5.4
Other operations expense	751	761	(10)	(1.3)
Occupancy	965	980	(15)	(1.5)
Professional and outside services	1,042	1,038	4	0.4
Loan servicing	78	111	(33)	(29.7)
Marketing	122	150	(28)	(18.7)
Total noninterest expense	$10,639	$11,328	$(689)	(6.1)%
The decrease in noninterest expense was primarily attributable to a $575,000 decrease in salaries and benefits expense which resulted primarily from a reduction in force which occurred during the fourth quarter of 2013.
Income Tax Expense. Income tax expense decreased $376,000, or 34.7%, to $709,000 for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013 which reflected an effective tax rate of 31.68% and 35.95% for the three months ended March 31, 2014 and March 31, 2013, respectively. The decrease in income tax expense was primarily due to decreases in net income and nondeductible expenses and an increase in nontaxable income.
Analysis of Net Interest Income — Three Months Ended March 31, 2014 and 2013
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$813,484	$9,202	4.52%	$746,674	$8,901	4.77%
Investment securities available for sale	434,138	2,555	2.35	391,258	2,141	2.19
Cash and cash equivalents	24,283	12	0.20	4,322	4	0.37
Other	18,621	22	0.47	13,201	18	0.55
Total interest-earning assets	1,290,526	11,791	3.65	1,155,455	11,064	3.83
Noninterest-earning assets	103,222			107,159
Total assets	$1,393,748			$1,262,614
Interest-bearing liabilities:
Interest-bearing demand	$146,975	$24	0.07%	$137,507	$31	0.09%
Savings accounts	104,794	12	0.05	103,873	11	0.04
Money market accounts	235,273	132	0.22	228,617	141	0.25
Certificates of deposit	269,242	845	1.26	293,204	1,274	1.74
Total interest-bearing deposits	756,284	1,013	0.54	763,201	1,457	0.76
Federal Home Loan Bank advances	353,741	695	0.79	222,278	599	1.08
Other secured borrowings	2,691	14	2.08	11,053	24	0.87
Total interest-bearing liabilities	1,112,716	1,722	0.62	996,532	2,080	0.83
Noninterest-bearing liabilities(2)	70,611			60,003
Total liabilities	1,183,327			1,056,535
Equity	210,421			206,079
Total liabilities and equity	$1,393,748			$1,262,614
Net interest income		$10,069			$8,984
Interest rate spread (3)			3.03%			3.00%
Net interest-earning assets (4)	$177,810			$158,923
Net interest margin (5)			3.12%			3.11%
Average interest-earning assets to interest-bearing liabilities	115.98%			115.95%
_______________________

(1)	Annualized.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$796	$(495)	$301
Investment securities available for sale	235	179	414
Cash and cash equivalents	18	(10)	8
Other	7	(3)	4
Total interest-earning assets	$1,056	$(329)	$727
Interest-bearing liabilities:
Interest-bearing demand	$2	$(9)	$(7)
Savings accounts	—	1	1
Money market accounts	4	(13)	(9)
Certificates of deposit	(104)	(325)	(429)
Total interest-bearing deposits	(98)	(346)	(444)
Federal Home Loan Bank advances	354	(258)	96
Other secured borrowings	(18)	8	(10)
Total interest-bearing liabilities	$238	$(596)	$(358)
Change in net interest income	$818	$267	$1,085
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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $12.9 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $464.8 million at March 31, 2014. On that date, we had $338.7 million in Federal Home Loan Bank advances, with the ability to borrow an additional $303.9 million.
Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At March 31, 2014, we had $106.0 million in commitments to extend credit. Included in these commitments to extend credit were $93.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2014 totaled $139.1 million, or 16.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on unfavorable market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Generally, our primary investing activity is originating loans. During the three months ended March 31, 2014, we originated $36.2 million of loans. In addition, we purchased $53.7 million of securities classified as available for sale during the three months ended March 31, 2014.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances and other borrowings. Total deposits increased $19.0 million for the three months ended March 31, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we may utilize our borrowing agreements with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $23.3 million for the three months ended March 31, 2014. At March 31, 2014, we had the ability to borrow up to $642.6 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $55.0 million in federal funds lines with other financial institutions at March 31, 2014. We also have a line of credit with the Federal Reserve Bank of Dallas, which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At March 31, 2014, the borrowing limit for this line of credit was $278.3 million.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at March 31, 2014 and December 31, 2013 without giving effect to the final Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013 and by the Office of the Comptroller of the Currency on July 9, 2013.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated as of March 31, 2014
Total risk-based capital to risk-weighted assets	$215,231	24.24%	$71,034	8.00%	$88,793	10.00%
Tier I risk-based capital to risk-weighted assets	208,288	23.46%	35,517	4.00%	53,276	6.00%
Tier I (Core) capital to adjusted total assets	208,288	14.98%	55,603	4.00%	69,503	5.00%
OmniAmerican Bank as of March 31, 2014
Total risk-based capital to risk-weighted assets	$198,506	22.35%	$71,039	8.00%	$88,799	10.00%
Tier I risk-based capital to risk-weighted assets	191,563	21.57%	35,520	4.00%	53,280	6.00%
Tier I (Core) capital to adjusted total assets	191,563	13.78%	55,605	4.00%	69,506	5.00%
Consolidated as of December 31, 2013
Total risk-based capital to risk-weighted assets	$213,553	23.41%	$72,948	8.00%	$91,185	10.00%
Tier I risk-based capital to risk-weighted assets	206,662	22.66%	36,474	4.00%	54,711	6.00%
Tier I (Core) capital to adjusted total assets	206,662	14.86%	55,633	4.00%	69,542	5.00%
OmniAmerican Bank as of December 31, 2013
Total risk-based capital to risk-weighted assets	$196,115	21.50%	$72,957	8.00%	$91,197	10.00%
Tier I risk-based capital to risk-weighted assets	189,224	20.75%	36,479	4.00%	54,718	6.00%
Tier I (Core) capital to adjusted total assets	189,224	13.60%	55,638	4.00%	69,548	5.00%

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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at March 31, 2014. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$133,167	$194,167	$13,333	$—	$340,667
Operating leases	597	843	988	803	3,231
Certificates of deposit	139,099	89,578	40,503	—	269,180
Total contractual obligations	$272,863	$284,588	$54,824	$803	$613,078
Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$12,556	$—	$—	$—	$12,556
Unused lines of credit (2)	—	—	—	—	93,435
Total loan commitments	$12,556	$—	$—	$—	$105,991
Total contractual obligations and loan commitments	$285,419	$284,588	$54,824	$803	$719,069
_______________________

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

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

The table below sets forth, as of March 31, 2014, our calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at March 31, 2014:

At March 31, 2014
				NPV as a Percentage of
				Present Value of Assets(3)		Net Interest Income
							Increase (Decrease) in
Change in		Estimated Increase			Increase	Estimated	Estimated Net Interest
Interest Rates	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)
+300	$267,323	$12,104	4.74%	19.88%	305	$40,930	$(963)	(2.30)%
+200	265,583	10,364	4.06%	19.12%	229	40,814	(1,079)	(2.58)%
+100	261,541	6,322	2.48%	18.23%	140	40,678	(1,215)	(2.90)%
—	255,219	—	—	16.83%	—	41,893	—	—
-100	240,341	(14,878)	(5.83)%	16.75%	(8)	37,907	(3,986)	(9.51)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at March 31, 2014, in the event of a 200 basis point increase in interest rates, we would experience a 4.06% decrease in NPV. In the event of a 100 basis point decrease in interest rates, we would experience a 5.83% decrease in NPV.
Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates. As of March 31, 2014, using our internal interest rate risk model, we estimated that our net interest income for the three months ended March 31, 2014 would decrease by 2.58% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 9.51% in the event of an instantaneous 100 basis point decrease in market interest rates.
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

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 7, 2014, other than the following risks relating to the proposed merger with Southside.

The pendency of our agreement to be acquired by Southside could have a negative impact on our business.
On April 28, 2014, we entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, the Company will merge with and into Southside, and Southside will be the surviving corporation. The announcement and pendency of the merger with Southside may have a negative impact on our business, financial results and operations or disrupt our business by:

•	intensifying competition as our competitors may seek opportunities related to our pending merger;

•	affecting our relationships with our customers, vendors and employees;

•	limiting certain of our business operations prior to completion of the merger which may prevent us from pursuing certain opportunities without Southside’s approval;

•	causing us to forego certain opportunities we might otherwise pursue absent the Merger Agreement;

•
impairing our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with Southside following the completion of the merger; and

•	creating distractions from our strategy and day-to-day operations for our employees and management and a strain on resources.
The failure to complete the merger with Southside could negatively impact our business.
There is no assurance that the merger with Southside or any other transaction will occur or that the conditions to the merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Merger Agreement will not occur. If the proposed merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under certain circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $10.0 million. Certain costs associated with the merger are already incurred or may be payable even if the merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

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

OMNIAMERICAN BANCORP, INC.
(Registrant)

Date: May 2, 2014	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: May 2, 2014	/s/ Deborah B. Wilkinson
Deborah B. Wilkinson
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Southside Bancshares, Inc., Omega Merger Sub, Inc. and OmniAmerican Bancorp, Inc., dated as of April 28, 2014 *

10.1	Form of Indemnification Agreement entered into between OmniAmerican Bancorp, Inc. and certain directors and executive officers **

10.2	Form of Stockholder Voting and Support Agreement by and between Southside Bancshares, Inc. and the each of the non-executive directors of OmniAmerican Bancorp, Inc., dated as of April 28, 2014 *

31.1	Certification of Tim Carter, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32
Certification of Tim Carter, President and Chief Executive Officer, and Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Interactive Data File

*	Filed herewith.
**	Incorporated by reference to Exhibit 10.1 to the Form 8-K of OmniAmerican Bancorp, Inc., (File No. 001-34605), originally filed with the Securities and Exchange Commission on March 21, 2014.
+
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.