Form 10-Q
period 2014-06-30
OmniAmerican Bancorp, Inc.
filed 2014-08-01
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
There were 11,551,419 shares of Common Stock, par value $0.01 per share, issued and outstanding as of August 1, 2014.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$13,547	$11,498
Short-term interest-earning deposits in other financial institutions	7,663	4,382
Total cash and cash equivalents	21,210	15,880
Investments:
Securities available for sale (Amortized cost of $454,106 on June 30, 2014 and $433,580 on December 31, 2013)	457,956	430,775
Other	17,106	19,782
Loans held for sale	876	1,509
Loans, net of deferred fees and discounts	790,464	831,326
Less allowance for loan losses	(6,388)	(6,445)
Loans, net	784,076	824,881
Premises and equipment, net	40,630	41,512
Bank-owned life insurance	44,323	43,606
Other real estate owned	785	177
Mortgage servicing rights	1,552	1,473
Deferred tax asset, net	1,796	4,066
Accrued interest receivable	3,259	3,447
Other assets	3,213	4,205
Total assets	$1,376,782	$1,391,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$71,952	$58,071
Interest-bearing	750,056	755,503
Total deposits	822,008	813,574
Federal Home Loan Bank advances	328,667	362,000
Other borrowings	2,000	2,000
Accrued expenses and other liabilities	9,577	6,597
Total liabilities	1,162,252	1,184,171
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,548,984 shares issued and outstanding at June 30, 2014 and 11,451,596 shares issued and outstanding at December 31, 2013	116	115
Additional paid-in capital	110,698	109,250
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 780,804 shares at June 30, 2014 and 799,848 shares at December 31, 2013	(7,808)	(7,999)
Retained earnings	109,660	108,304
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of income taxes	2,541	(1,851)
Unrealized loss on pension plan, net of income taxes	(677)	(677)
Total accumulated other comprehensive income (loss)	1,864	(2,528)
Total stockholders’ equity	214,530	207,142
Total liabilities and stockholders’ equity	$1,376,782	$1,391,313

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$8,934	$9,265	$18,136	$18,166
Securities — taxable	2,647	2,115	5,235	4,278
Securities — nontaxable	—	1	1	1
Total interest income	11,581	11,381	23,372	22,445
Interest expense:
Deposits	1,023	1,390	2,036	2,847
Borrowed funds	625	563	1,334	1,186
Total interest expense	1,648	1,953	3,370	4,033
Net interest income	9,933	9,428	20,002	18,412
Provision for loan losses	725	1,100	1,375	1,600
Net interest income after provision for loan losses	9,208	8,328	18,627	16,812
Noninterest income:
Service charges and other fees	2,102	2,228	4,160	4,446
Net gains on sales of loans	395	236	578	1,022
Net gains on sales of securities available for sale (reclassified from unrealized gains (losses) on available-for-sale securities in accumulated other comprehensive income)	348	—	607	1,701
Net (losses) gains on disposition of premises and equipment	—	—	(1)	344
Net gains (losses) on sales of repossessed assets	48	27	10	(3)
Commissions	403	297	777	605
Increase in cash surrender value of bank-owned life insurance	351	367	717	683
Other income	267	228	524	447
Total noninterest income	3,914	3,383	7,372	9,245
Noninterest expense:
Salaries and benefits	6,442	6,040	12,624	12,797
Software and equipment maintenance	508	696	1,095	1,306
Depreciation of furniture, software, and equipment	276	415	593	828
FDIC insurance	173	139	353	329
Net loss on write-down of other real estate owned	22	22	22	22
Real estate owned expense (income)	29	(15)	64	(35)
Service fees	154	126	298	240
Communications costs	221	249	457	473
Other operations expense	831	805	1,582	1,566
Occupancy	954	945	1,919	1,925
Professional and outside services	1,949	1,002	2,991	2,040
Loan servicing	166	121	244	232
Marketing	71	158	193	308
Total noninterest expense	11,796	10,703	22,435	22,031
Income before income tax expense	1,326	1,008	3,564	4,026
Income tax expense (includes income tax expense from items reclassified from accumulated other comprehensive income of $118 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $206 and $578 for the six months ended June 30, 2014 and 2013, respectively)	428	334	1,137	1,419
Net income	$898	$674	$2,427	$2,607
Earnings per share:
Basic	$0.08	$0.06	$0.23	$0.25
Diluted	$0.08	$0.06	$0.22	$0.25
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$898	$674	$2,427	$2,607

Change in unrealized gains (losses) on securities available for sale	4,590	(7,949)	7,262	(9,364)
Reclassification of amount realized through sale of securities	(348)	—	(607)	(1,701)
Income tax effect	(1,442)	2,703	(2,263)	3,762
Other comprehensive income (loss), net of income tax	2,800	(5,246)	4,392	(7,303)
Comprehensive income (loss)	$3,698	$(4,572)	$6,819	$(4,696)
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2014	$115	$109,250	$(7,999)	$108,304	$(2,528)	$207,142
ESOP shares allocated, 19,044 shares	—	256	191	—	—	447
Stock purchased and retired at cost, 5,962 shares	—	(12)	—	—	—	(12)
Share-based compensation expense	—	1,041	—	—	—	1,041
Tax benefit from the exercise of stock options and the vesting of restricted stock	—	111	—	—	—	111
Stock options exercised, 12,272 shares	—	53	—	—	—	53
Restricted stock issued, net of forfeitures, 91,078 shares	1	(1)	—	—	—	—
Net income	—	—	—	2,427	—	2,427
Dividends declared and paid	—	—	—	(1,071)	—	(1,071)
Other comprehensive income	—	—	—	—	4,392	4,392
Balances at June 30, 2014	$116	$110,698	$(7,808)	$109,660	$1,864	$214,530
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,427	$2,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,527	1,699
Provision for loan losses	1,375	1,600
Amortization of net premium on investments	1,298	1,788
Amortization and impairment of mortgage servicing rights	146	(16)
Net gains on sales of securities available for sale	(607)	(1,701)
Net gains on sales of loans	(578)	(1,022)
Proceeds from sales of loans held for sale	26,205	43,859
Loans originated for sale	(25,168)	(34,468)
Net loss on write-downs of other real estate owned	22	22
Net losses (gains) on disposition of premises and equipment	1	(344)
Net (gains) losses on sales of repossessed assets	(10)	3
Increase in cash surrender value of bank-owned life insurance	(717)	(683)
Federal Home Loan Bank stock dividends	(32)	(21)
ESOP compensation expense	447	461
Share-based compensation	1,041	894
Excess tax benefit from share-based compensation	(111)	(88)
Changes in operating assets and liabilities:
Accrued interest receivable	188	(34)
Other assets	399	3,584
Accrued interest payable and other liabilities	2,980	3,223
Net cash provided by operating activities	10,833	21,363
Cash flows from investing activities:
Securities available for sale:
Purchases	(72,263)	(110,214)
Proceeds from sales	18,099	46,212
Proceeds from maturities, calls, and principal repayments	32,947	60,346
Purchases of other investments	(46)	(2,620)
Redemptions of other investments	2,754	1,119
Purchase of bank-owned life insurance	—	(10,000)
Net decrease (increase) in loans held for investment	37,119	(68,942)
Purchases of premises and equipment	(646)	(1,026)
Proceeds from sales of premises and equipment	—	680
Proceeds from sales of foreclosed assets	2,087	1,497
Proceeds from sales of other real estate owned	264	696
Net cash provided by (used in) investing activities	20,315	(82,252)
Cash flows from financing activities:
Net increase in deposits	8,434	2,010
Net (decrease) increase in Federal Home Loan Bank advances	(33,333)	73,333
Net decrease in other borrowings	—	(17,000)
Payment of dividends	(1,071)	—
Proceeds from stock options exercised	53	53
Excess tax benefit from share-based compensation	111	88
Purchase of common stock	(12)	(13)
Net cash (used in) provided by financing activities	(25,818)	58,471
Net increase (decrease) in cash and cash equivalents	5,330	(2,418)
Cash and cash equivalents, beginning of period	15,880	23,853
Cash and cash equivalents, end of period	$21,210	$21,435
Supplemental cash flow information:
Interest paid	$3,422	$4,127
Income tax paid, net of refunds	$1,355	$1,300
Non-cash transactions:
Loans transferred to other real estate owned	$858	$184
Loans transferred to foreclosed assets	$1,453	$1,412
Change in unrealized gains on securities available for sale	$6,655	$(11,065)
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2014. In management’s opinion, the interim data as of June 30, 2014 and for the three- and six-month periods ended June 30, 2014 and 2013, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank, the Company’s wholly-owned subsidiary.
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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; or (iii) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

In June 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements by accounting for these transactions as secured borrowings. This update also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return of the transferred financial assets throughout the term of the transaction. ASU 2014-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.

NOTE 3 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of June 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2014
U. S. government sponsored mortgage-backed securities	$290,897	$4,675	$(1,995)	$293,577
U. S. government sponsored collateralized mortgage obligations	152,029	2,123	(703)	153,449
Agency bonds	5,000	—	(262)	4,738
Municipal obligations	180	—	(4)	176
Other equity securities	6,000	16	—	6,016
Total investment securities available for sale	$454,106	$6,814	$(2,964)	$457,956
December 31, 2013
U. S. government sponsored mortgage-backed securities	$282,180	$2,616	$(5,208)	$279,588
U. S. government sponsored collateralized mortgage obligations	140,221	1,758	(1,403)	140,576
Agency bonds	5,000	—	(462)	4,538
Municipal obligations	179	—	(9)	170
Other equity securities	6,000	—	(97)	5,903
Total investment securities available for sale	$433,580	$4,374	$(7,179)	$430,775

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Investment securities available for sale with gross unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2014
U. S. government sponsored mortgage-backed securities	$2,986	$(2)	$94,245	$(1,993)	$97,231	$(1,995)
U. S. government sponsored collateralized mortgage obligations	29,129	(126)	14,197	(577)	43,326	(703)
Agency bonds	—	—	4,738	(262)	4,738	(262)
Municipal obligations	—	—	176	(4)	176	(4)
	$32,115	$(128)	$113,356	$(2,836)	$145,471	$(2,964)
December 31, 2013
U. S. government sponsored mortgage-backed securities	$142,715	$(5,088)	$2,248	$(120)	$144,963	$(5,208)
U. S. government sponsored collateralized mortgage obligations	50,066	(1,403)	—	—	50,066	(1,403)
Agency bonds	4,538	(462)	—	—	4,538	(462)
Municipal obligations	170	(9)	—	—	170	(9)
Other equity securities	5,903	(97)	—	—	5,903	(97)
	$203,392	$(7,059)	$2,248	$(120)	$205,640	$(7,179)
At June 30, 2014, the Company owned 191 investment securities of which 61 had unrealized losses. At December 31, 2013, the Company owned 202 investment securities of which 82 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on June 30, 2014 and December 31, 2013, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
The amortized cost and fair value of securities available for sale by contractual maturity at June 30, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	31,915	31,549
Due after ten years	416,191	420,391
Equity securities	6,000	6,016
Total	$454,106	$457,956
Investment securities with a fair value of $125.8 million and $161.6 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with a fair value of

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

$2.6 million and $2.2 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure repurchase agreements which are included in other borrowings.
Sales activity of securities available for sale for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds from sales of investment securities	$11,671	$—	$18,099	$46,212
Gross gains from sales of investment securities	348	—	607	1,701
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.

NOTE 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	June 30, 2014	December 31, 2013
	(In thousands)
Residential real estate loans:
One- to four-family	$269,233	$262,723
Home equity	15,937	17,106
Total residential real estate loans	285,170	279,829
Commercial loans:
Commercial real estate	113,229	106,560
Real estate construction	59,886	59,648
Commercial business	78,381	69,320
Total commercial loans	251,496	235,528
Consumer loans:
Automobile, indirect	204,468	264,671
Automobile, direct	31,628	31,598
Other consumer	15,028	15,330
Total consumer loans	251,124	311,599
Total loans	787,790	826,956
Plus (less):
Deferred fees and discounts	2,674	4,370
Allowance for loan losses	(6,388)	(6,445)
Total loans receivable, net	$784,076	$824,881

The Company originates one- to four-family residential real estate loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“FNMA”). Residential real estate loans serviced for FNMA are not included as assets on the consolidated balance sheets. The following

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

table presents loans sold and serviced as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Principal balances of the loans sold and serviced for FNMA	$199,901	$189,084
Mortgage servicing rights associated with the mortgage loans serviced for FNMA	1,552	1,473

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents loans identified as impaired by class of loans as of June 30, 2014 and December 31, 2013:

	Recorded Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Interest Income Recognized
	(In thousands)
June 30, 2014:
With no related allowance recorded:
One- to four-family	$7,017	$7,017	$—	$7,434	$109
Home equity	34	34	—	37	—
Commercial real estate	2,331	2,331	—	2,337	83
Real estate construction	—	—	—	—	—
Commercial business	178	178	—	418	1
Automobile, indirect	787	787	—	554	8
Automobile, direct	34	34	—	296	—
Other consumer	10	10	—	11	—
Impaired loans with no related allowance recorded	10,391	10,391	—	11,087	201
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	517	517	287	545	—
Real estate construction	—	—	—	—	—
Commercial business	725	725	216	838	3
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	1,242	1,242	503	1,383	3
Total	$11,633	$11,633	$503	$12,470	$204

December 31, 2013:
With no related allowance recorded:
One- to four-family	$7,531	$7,531	$—	$7,468	$305
Home equity	42	42	—	14	1
Commercial real estate	2,347	2,347	—	4,237	31
Real estate construction	—	—	—	3,171	66
Commercial business	591	591	—	700	21
Automobile, indirect	824	824	—	738	26
Automobile, direct	32	32	—	34	2
Other consumer	15	15	—	4	—
Impaired loans with no related allowance recorded	11,382	11,382	—	16,366	452
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	551	551	321	46	—
Real estate construction	—	—	—	—	—
Commercial business	1,040	1,040	200	1,064	8
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	1,591	1,591	521	1,110	8
Total	$12,973	$12,973	$521	$17,476	$460

For the six months ended June 30, 2013, the average recorded investment in impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired were $20.0 million and $201,000, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

As of June 30, 2014 and December 31, 2013, no additional funds were committed to be advanced in connection with impaired loans.
The following table presents the recorded investment in non-accrual loans by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Residential real estate loans:
One- to four-family	$1,716	$2,050
Home equity	34	42
Commercial loans:
Commercial real estate	758	800
Real estate construction	—	—
Commercial business	654	864
Consumer loans:
Automobile, indirect	557	558
Automobile, direct	23	15
Other consumer	10	15
Total	$3,752	$4,344
There were no loans greater than 90 days past due that continued to accrue interest at June 30, 2014 or December 31, 2013.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
June 30, 2014:
Residential real estate loans:
One- to four-family	$—	$984	$1,604	$2,588	$266,645	$269,233
Home equity	—	—	34	34	15,903	15,937
Commercial loans:
Commercial real estate	49	—	119	168	113,061	113,229
Real estate construction	—	—	—	—	59,886	59,886
Commercial business	—	85	53	138	78,243	78,381
Consumer loans:
Automobile, indirect	2,121	399	557	3,077	201,391	204,468
Automobile, direct	55	8	23	86	31,542	31,628
Other consumer	51	20	10	81	14,947	15,028
Total loans	$2,276	$1,496	$2,400	$6,172	$781,618	$787,790

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
December 31, 2013:
Residential real estate loans:
One- to four-family	$1,170	$—	$1,932	$3,102	$259,621	$262,723
Home equity	1	—	42	43	17,063	17,106
Commercial loans:
Commercial real estate	—	—	120	120	106,440	106,560
Real estate construction	876	—	—	876	58,772	59,648
Commercial business	—	—	—	—	69,320	69,320
Consumer loans:
Automobile, indirect	2,217	615	558	3,390	261,281	264,671
Automobile, direct	48	21	15	84	31,514	31,598
Other consumer	72	33	15	120	15,210	15,330
Total loans	$4,384	$669	$2,682	$7,735	$819,221	$826,956
Our methodology for evaluating the adequacy of the allowance for loan losses consists of:

•	a specific loss component which is the allowance for impaired loans; and

•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss.
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
Loans not meeting the criteria described above are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of June 30, 2014 and December 31, 2013:

	Commercial Real Estate	Real Estate Construction	Commercial Business	One- to Four- Family	Total
	(In thousands)
June 30, 2014:
Pass	$107,424	$59,886	$74,300	$14,831	$256,441
Special Mention	321	—	1,241	—	1,562
Substandard	5,484	—	2,840	4,583	12,907
Doubtful	—	—	—	—	—
	$113,229	$59,886	$78,381	$19,414	$270,910
December 31, 2013:
Pass	$101,134	$59,536	$64,155	$15,514	$240,339
Special Mention	735	—	2,164	—	2,899
Substandard	4,691	112	3,001	3,175	10,979
Doubtful	—	—	—	—	—
	$106,560	$59,648	$69,320	$18,689	$254,217
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
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of June 30, 2014 and December 31, 2013:

	One- to Four- Family	Home Equity	Total
	(In thousands)
June 30, 2014:
Prime	$194,841	$15,432	$210,273
Subprime	54,978	505	55,483
	$249,819	$15,937	$265,756
December 31, 2013:
Prime	$195,919	$16,521	$212,440
Subprime	48,115	585	48,700
	$244,034	$17,106	$261,140

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a subprime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of June 30, 2014 and December 31, 2013:

Risk Tier	Credit Score	Automobile, indirect	Automobile, direct	Other consumer	Total
	(In thousands)
June 30, 2014:
A	720+	$106,657	$23,101	$10,949	$140,707
B	690–719	40,476	4,207	2,260	46,943
C	661–689	34,299	2,408	1,463	38,170
D	660 and under	23,036	1,912	356	25,304
		$204,468	$31,628	$15,028	$251,124
December 31, 2013:
A	720+	$135,583	$23,137	$11,453	$170,173
B	690–719	53,678	4,311	2,228	60,217
C	661–689	44,732	2,320	1,268	48,320
D	660 and under	30,678	1,830	381	32,889
		$264,671	$31,598	$15,330	$311,599

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment based on impairment method for the three months ended June 30, 2014 and 2013:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
June 30, 2014:
Allowance for loan losses for the three months ended:
Beginning balance	$809	$2,750	$2,909	$6,468
Charge-offs	(84)	(79)	(746)	(909)
Recoveries of loans previously charged-off	9	10	85	104
Provision for loan losses	137	172	416	725
Ending balance	$871	$2,853	$2,664	$6,388
Allowance for loan losses for the six months ended:
Beginning balance	$851	$2,517	$3,077	$6,445
Charge-offs	(102)	(79)	(1,494)	(1,675)
Recoveries of loans previously charged-off	23	34	186	243
Provision for loan losses	99	381	895	1,375
Ending balance	$871	$2,853	$2,664	$6,388
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$503	$—	$503
Collectively evaluated for impairment	871	2,350	2,664	5,885
Total ending balance	$871	$2,853	$2,664	$6,388
June 30, 2013:
Allowance for loan losses for the three months ended:
Beginning balance	$831	$3,345	$2,746	$6,922
Charge-offs	—	(203)	(846)	(1,049)
Recoveries of loans previously charged-off	14	15	80	109
Provision for loan losses	(51)	218	933	1,100
Ending balance	$794	$3,375	$2,913	$7,082
Allowance for loan losses for the six months ended:
Beginning balance	$870	$3,133	$2,897	$6,900
Charge-offs	(153)	(202)	(1,299)	(1,654)
Recoveries of loans previously charged-off	22	30	184	236
Provision for loan losses	55	414	1,131	1,600
Ending balance	$794	$3,375	$2,913	$7,082
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$294	$—	$294
Collectively evaluated for impairment	794	3,081	2,913	6,788
Total ending balance	$794	$3,375	$2,913	$7,082

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company’s recorded investment in loans as of June 30, 2014, December 31, 2013, and June 30, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
June 30, 2014:
Loans individually evaluated for impairment	$7,051	$3,751	$831	$11,633
Loans collectively evaluated for impairment	278,119	247,745	250,293	776,157
Total ending balance	$285,170	$251,496	$251,124	$787,790
December 31, 2013:
Loans individually evaluated for impairment	$7,573	$4,529	$871	$12,973
Loans collectively evaluated for impairment	272,256	230,999	310,728	813,983
Total ending balance	$279,829	$235,528	$311,599	$826,956
June 30, 2013:
Loans individually evaluated for impairment	$7,732	$10,716	$754	$19,202
Loans collectively evaluated for impairment	262,014	223,999	298,516	784,529
Total ending balance	$269,746	$234,715	$299,270	$803,731
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
A summary of the Company’s loans classified as TDRs at June 30, 2014 and December 31, 2013 is presented below:

	June 30, 2014	December 31, 2013
	(In thousands)
TDR
Residential Real Estate	$5,413	$6,276
Commercial	2,549	2,581
Consumer	310	382
Total TDR	8,272	9,239
Less: TDR in non-accrual status
Residential Real Estate	112	795
Commercial	460	483
Consumer	70	99
Total performing TDR	$7,630	$7,862

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company may grant concessions through a number of different restructuring methods. The following table presents the outstanding principal balance of loans by class and by method of concession that were the subject of a TDR during the six months ended June 30, 2014 and 2013:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2014:
Interest rate reduction	$1,445	$—	$21	$1,466
Loan maturity extension	—	—	—	—
Forbearance	—	—	—	—
Principal reduction	—	—	—	—
Total	$1,445	$—	$21	$1,466
Six Months Ended June 30, 2013:
Interest rate reduction	$—	$—	$27	$27
Loan maturity extension	—	—	29	29
Forbearance	—	—	—	—
Principal reduction	—	—	—	—
Total	$—	$—	$56	$56

The following table presents the number of loans modified and the balances before and after modification for the six months ended June 30, 2014 and 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(Dollar amounts in thousands)
Six Months Ended June 30, 2014:
Residential Real Estate	1	$1,445	$1,445
Commercial	—	—	—
Consumer	1	21	21
Total	2	$1,466	$1,466
Six Months Ended June 30, 2013:
Residential Real Estate	—	$—	$—
Commercial	—	—	—
Consumer	3	56	56
Total	3	$56	$56
Included in the impaired loans as of June 30, 2014 and December 31, 2013 were TDRs of $8.3 million and $9.2 million, respectively. The Company has allocated $66,000 and $72,000 of specific reserves to customers whose loan terms have been modified as TDRs at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, no additional funds were committed to be advanced in connection with TDRs.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

At June 30, 2014 and December 31, 2013, the Company had balances in non-performing assets consisting of the following:

	June 30, 2014	December 31, 2013
	(Dollar amounts in thousands)
Other real estate owned and foreclosed assets
Residential Real Estate	$715	$107
Commercial	70	70
Consumer	190	850
Total other real estate owned and foreclosed assets	975	1,027
Total non-accrual loans	3,752	4,344
Total non-performing assets	$4,727	$5,371
Non-accrual loans/Total loans	0.48%	0.53%
Non-performing assets/Total assets	0.34%	0.39%

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
The outstanding notional value and fair values of outstanding positions as of June 30, 2014, and 2013, and December 31, 2013, and the recorded gains and losses during the six months ended June 30, 2014 and 2013, and the year ended December 31, 2013 were as follows:

	Outstanding Notional Balance	Fair Value	Recorded (Losses)/Gains
	(In thousands)
June 30, 2014:
Interest rate lock commitments	$3,553	$5	$(51)

December 31, 2013:
Interest rate lock commitments	$3,453	$56	$(208)

June 30, 2013:
Interest rate lock commitments	$5,025	$49	$(215)

The Company had no forward loan sales commitments at June 30, 2014, December 31, 2013, or June 30, 2013.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 6 — Other Borrowings
Beginning July 26, 2007, the Company entered into sales of securities under agreements to repurchase (“Repurchase Agreements”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreements are structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreements are treated as financings, and the obligations to repurchase securities sold are included in other borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company, and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $2.0 million in repurchase agreements outstanding at June 30, 2014 and December 31, 2013. These repurchase agreements were secured by investment securities with a fair value of $2.6 million and $2.2 million at June 30, 2014 and December 31, 2013, respectively.

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
The ESOP purchased 8% of the shares sold in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9.5 million. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561,000 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of June 30, 2014 and December 31, 2013). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.
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
The ESOP shares as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Allocated shares	171,396	152,352
Unearned shares	780,804	799,848
Total ESOP shares	952,200	952,200
Fair value of unearned shares (in thousands)	$19,520	$17,101
Year-to-date compensation expense recognized from the release of shares from the ESOP (in thousands)	447	893
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The net periodic pension cost for the three and six months ended June 30, 2014 and 2013 includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest cost on projected benefit obligation	$55	$57	$110	$114
Expected return on assets	(86)	(74)	(172)	(148)
Amortization of net loss	11	48	22	96
Net periodic pension cost	$(20)	$31	$(40)	$62
Share-Based Compensation

At its annual meeting held May 24, 2011, the Company’s shareholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan (the “Plan”) which provides for the grant of stock-based and other incentive awards to officers, employees, and directors of the Company. The Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution by the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available. Share-based compensation expense for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Share-based compensation expense	$616	$499	$1,041	$894
Restricted Stock
Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Shares awarded to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Shares awarded to directors vest at rates of 20% to 33% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon the involuntary termination of the award recipient’s service following a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution were 476,100 at June 30, 2014, of which 392,616 shares had been issued under the Plan through June 30, 2014.
A summary of changes in the Company’s non-vested restricted shares for the six months ended June 30, 2014 follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at January 1, 2014	179,583	$19.18
Granted	97,078	21.16
Vested	(29,170)	(14.59)
Forfeited	(6,000)	(21.06)
Non-vested at June 30, 2014	241,491	$20.48

As of June 30, 2014, the Company had $3.5 million of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

average period of 3.67 years. The Company applied an estimated forfeiture rate of 13.03% to employees’ and 0.00% to directors’ shares based on the historical turnover rates.
Stock Options
Under the terms of the Plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than 10 years after the grant date. The fair market value is the last sale price as quoted on the NASDAQ Stock Market on the date of grant. All stock options granted must vest over at least three years and not more than five years, subject to acceleration of vesting upon the involuntary termination of the award recipient’s service following a change in control of the Company or upon the termination of the award recipient’s service due to death or disability.
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
The weighted average fair value of each stock option granted during the six months ended June 30, 2014 was $7.03. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

Risk-free interest rate	2.12%
Expected term of stock options (years)	7.5
Expected stock price volatility	30.64%
Expected dividends	0.90%
Forfeiture rate — for officers and employees	13.03%
Forfeiture rate — for directors	—%

A summary of activity in the stock option portion of the Plan for the six months ended June 30, 2014 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	394,933	$16.13	7.54	$2,088
Granted	428,788	21.11	9.68	1,668
Exercised	(12,272)	14.29	—	(108)
Forfeited	(22,400)	21.09	—	(88)
Expired	(2,400)	22.24	—	(7)
Outstanding at June 30, 2014	786,649	$18.71	8.44	$4,946
Fully vested and expected to vest	683,953	$18.53	8.34	$4,425
Exercisable at June 30, 2014	198,117	$14.99	6.74	$1,982
As of June 30, 2014, the Company had $3.1 million of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 4.04 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Earnings:
Net income	$898	$674	$2,427	$2,607
Distributed and undistributed earnings to participating securities	(22)	—	(54)	—
Income available to common shareholders	876	674	2,373	2,607
Basic shares:
Weighted-average common shares outstanding	11,549,939	11,446,129	11,518,158	11,445,175
Less: Average unallocated ESOP shares	(785,565)	(822,066)	(788,739)	(826,827)
Average unvested restricted stock awards	(267,967)	(247,374)	(240,108)	(250,489)
Average shares for basic earnings per share	10,496,407	10,376,689	10,489,311	10,367,859
Net income per common share, basic	$0.08	$0.06	$0.23	$0.25
Diluted shares:
Weighted-average common shares outstanding for basic earnings per common share	10,496,407	10,376,689	10,489,311	10,367,859
Add: Dilutive effects of share-based compensation plan	82,891	148,869	73,631	157,534
Average shares for diluted earnings per share	10,579,298	10,525,558	10,562,942	10,525,393
Net income per common share, diluted	$0.08	$0.06	$0.22	$0.25

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
Interest rate lock commitments: Interest rate locks on commitments to originate loans for the held for sale portfolio are reported at fair value in other assets on the consolidated balance sheets with changes in value recorded in current earnings. The estimated fair values of the interest rate lock commitments are based on quoted secondary market pricing, include the fair value of the servicing rights based on the discounted present value of expected future cash flows, and assume an approximate closure rate based on recent historical experience. At June 30, 2014, for loans with terms of 180 months, the fair value of the servicing rights was estimated as 0.93% of the loan balance if the loan had an interest rate of 3.50% or lower, 0.89% of the loan balance if the loan had an interest rate of higher than 3.50% and equal to or less than 4.00%, and 0.83% if the interest rate was higher than 4.00%. For loans with terms greater than 180 months, the fair value was estimated as 1.25% of the loan balance if the loan had an interest rate of 4.00% or lower, 1.17% of the loan balance if the loan had an interest rate higher than 4.00% but equal to or less than 4.50%, 1.10% of the loan balance if the loan had an interest rate higher than 4.50% but less than 5.00%, and 0.99% of the loan balance if the loan had an interest rate of 5.00% or higher. At December 31, 2013, the fair value of the servicing rights was estimated as 1.00% of the loan balance for loans with terms of 180 months, and for loans with terms of greater than 180 month, the fair value was estimated as 1.31% of the loan balance if the loan had an interest rate of 4.50% or lower and 1.08% of the loan balance if the loan had an interest rate higher than 4.50%. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. At June 30, 2014 and December 31, 2013, the estimated closure rate based on historical experience over the preceding two-year period was 82.4% and 77.1%, respectively. Because the closure rate and fair value of servicing rights are significant unobservable assumptions, interest rate lock commitments are included in Level 3 of the hierarchy.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014, Using			Total Fair Value at June 30, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. government sponsored mortgage-backed securities	$—	$293,577	$—	$293,577
U.S. government sponsored collateralized mortgage obligations	—	153,449	—	153,449
U.S. government agency securities	—	4,738	—	4,738
Municipal obligations	—	176	—	176
Other equity securities	—	6,016	—	6,016
Interest rate lock commitments	—	—	5	5

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	Fair Value Measurements at December 31, 2013 Using			Total Fair Value at December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
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

A reconciliation and income statement classification of gains and losses for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013 has not been provided since the amounts are not significant.
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
The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Carrying value of impaired loans	$1,242	$1,207
Specific reserve	(503)	(294)
Fair Value	$739	$913
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are classified as Level 3 because they are obtained from independent third-party valuations through an analysis of cash flows and incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, such as the market’s perception of future interest rate movements. The Company’s mortgage servicing rights were recorded at $1.6 million and $1.5 million at June 30, 2014 and December 31, 2013, respectively.
Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned. Other real estate owned is carried at fair value less estimated selling costs (as determined by independent appraisal) within Level 3 of the fair value hierarchy. At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

be acquired by a charge to the allowance for loan losses, if necessary. The fair value is reviewed periodically and subsequent write-downs are recorded accordingly. The following table represents other real estate owned that was remeasured and reported at fair value as of June 30, 2014 and June 30, 2013:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Carrying value of other real estate owned prior to remeasurement	$954	$1,631
Less: charge-offs recognized in the allowance for loan losses at initial acquisition	(96)	(18)
Add: fair value adjustments recognized in noninterest income at initial acquisition	—	43
Less: subsequent write-downs included in net loss on write-down of other real estate owned	(22)	(22)
Less: sales of other real estate owned	(228)	(422)
Carrying value of remeasured other real estate owned at end of period	$608	$1,212

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Significant unobservable inputs used in Level 3 fair value measurements for financial assets and nonfinancial assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value (In thousands)	Valuation Techniques	Unobservable Input	Range (Average)
June 30, 2014:
Impaired loans, net of allowance	$484	Discounted Cash Flow Analysis	Interest rate	1.5% - 7.0% (3.9%)
			Loan term (in months)	60 - 120 (95)
	$255	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	0% - 6.0% (5.4%)
			Estimated property maintenance	0% - 3.6% (3.3%)
Mortgage servicing rights	$1,552	Discounted Cash Flow Analysis	Interest rate	2.6% - 7.9% (4.3%)
			Loan term (in months)	111 - 527 (312)
Other real estate owned	$785	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	0% - 8.0% (6.7%)
			Estimated property maintenance	0% (0%)
December 31, 2013:
Impaired loans, net of allowance	$840	Discounted Cash Flow Analysis	Interest rate	1.5% - 7.0% (4.9%)
			Loan term (in months)	60 - 120 (91)
	$230	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	6.0% (6.0%)
			Estimated property maintenance	3.6% (3.6%)
Mortgage servicing rights	$1,473	Discounted Cash Flow Analysis	Interest rate	2.6% - 7.9% (4.3%)
			Loan term (in months)	82 - 527 (312)
Other real estate owned	$177	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	0.0% - 6.0% (2.4%)
			Estimated property maintenance	0% (0%)
There were no transfers between levels during the six months ended June 30, 2014 or the year ended December 31, 2013.
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
The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$21,210	$21,210	$15,880	$15,880
Level 2 inputs:
Securities available for sale	457,956	457,956	430,775	430,775
Other investments	17,106	17,106	19,782	19,782
Loans held for sale	876	882	1,509	1,522
Accrued interest receivable	3,259	3,259	3,447	3,447
Level 3 inputs:
Loans, net	784,076	793,853	824,881	840,478
Mortgage servicing rights	1,552	1,552	1,473	1,473
Interest rate lock commitments	5	5	56	56
Financial liabilities:
Level 2 inputs:
Federal Home Loan Bank advances	$328,667	$327,125	$362,000	$360,576
Accrued interest payable	337	337	389	389
Level 3 inputs:
Deposits	822,008	832,456	813,574	824,856
Repurchase agreements	2,000	2,026	2,000	2,049
Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 10 — Business Combination

On April 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southside Bancshares, Inc. (“Southside”), and Omega Merger Sub, Inc., a wholly owned subsidiary of Southside (“Merger Sub”), whereby Merger Sub will merge with and into the Company with the Company as the surviving corporation (the “First Merger”). Immediately after the First Merger, the Company will be merged into Southside and, subsequently, OmniAmerican Bank will be merged into Southside’s subsidiary, Southside Bank. If the First Merger is completed, shareholders of the Company will receive 0.4459 of a share of Southside’s common stock plus $13.125 in cash for each outstanding share of OmniAmerican common stock. Concurrently with the execution of the Merger Agreement, Southside entered into voting and support agreements with each non-employee director of the Company pursuant to which each director agreed to, among other things, vote his or her shares in favor of the Merger Agreement. Completion of the mergers is subject to the approval of the First Merger by the Company’s shareholders, the approval of the issuance of shares of Southside common stock to OmniAmerican shareholders in connection with the First Merger, approval by the appropriate regulatory agencies, and other customary terms and conditions as described in the Merger Agreement. The Merger Agreement was filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-Q for the Quarterly Period Ended March 31, 2014.
NOTE 11 — Commitments and Contingencies

On June 25, 2014, a purported stockholder of OmniAmerican filed a lawsuit in the Circuit Court for Baltimore City, Maryland captioned McDougal v. OmniAmerican Bancorp, Inc., et al., Case No. 24-C-14-003920, naming OmniAmerican, members of OmniAmerican’s board of directors, Southside and Merger Sub as defendants. The lawsuit is purportedly brought on behalf of a putative class of OmniAmerican’s public stockholders and seeks a declaration that it is properly maintainable as a class action and a certification of the plaintiff and her counsel as class representative and class counsel. The lawsuit asserts direct and derivative claims against OmniAmerican’s directors and alleges that they breached their fiduciary duties and that OmniAmerican, Southside and Merger Sub aided and abetted those alleged breaches by, among other things, (a) failing to take steps to maximize shareholder value for OmniAmerican public stockholders; (b) failing to properly value OmniAmerican; (c) failing to protect against conflicts of interest; (d) failing to disclose material information necessary for OmniAmerican stockholders to make an informed vote on the First Merger; and (e) agreeing to deal protection devices that preclude a fair sales process. Among other relief, the plaintiff seeks to enjoin the mergers. On July 9, 2014, the plaintiff filed a motion to transfer the case to Maryland's Business and Technology Case Management Program.
OmniAmerican and Southside believe the claims asserted are without merit and intend to vigorously defend against this lawsuit.

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
On April 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southside Bancshares, Inc. (“Southside”), and Omega Merger Sub, Inc., a wholly owned subsidiary of Southside (“Merger Sub”), whereby Merger Sub will merge with and into the Company with the Company as the surviving corporation (the “First Merger”). Immediately after the First Merger, the Company will be merged into Southside and, subsequently, OmniAmerican Bank will be merged into Southside’s subsidiary, Southside Bank. If the First Merger is completed, shareholders of the Company will receive 0.4459 of a share of Southside’s common stock plus $13.125 in cash for each outstanding share of OmniAmerican common stock. Concurrently with the execution of the Merger Agreement, Southside entered into voting and support agreements with each non-employee director of the Company pursuant to which each director agreed to, among other things, vote his or her shares in favor of the Merger Agreement. Completion of the mergers is subject to the approval of the First Merger by the Company’s shareholders, the approval of the issuance of shares of Southside common stock to OmniAmerican shareholders in connection with the First Merger, approval by the appropriate regulatory agencies, and other customary terms and conditions as described in the Merger Agreement. The Merger Agreement was filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-Q for the Quarterly Period Ended March 31, 2014.
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
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations, and to a lesser extent municipal obligations, agency bonds and equity securities. At June 30, 2014, our investment securities portfolio had an amortized cost of $454.1 million.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013
Assets. Total assets slightly decreased to $1.38 billion at June 30, 2014 from $1.39 billion at December 31, 2013. Loans, net of the allowance for loan losses and deferred fees and discounts, decreased $40.8 million while securities available for sale increased $27.2 million, and cash and cash equivalents increased $5.3 million.
Cash and Cash Equivalents. Total cash and cash equivalents increased $5.3 million, or 33.6%, to $21.2 million at June 30, 2014 from $15.9 million at December 31, 2013. The increase in total cash and cash equivalents reflects loan principal repayments of $117.6 million, principal repayments and maturities of securities of $32.9 million, proceeds from the sales of loans of $26.2 million, proceeds from the sales of securities available for sale of $18.1 million, and a net increase in deposits of $8.4 million. The loans sold during the six months ended June 30, 2014 consisted of one- to four-family residential real estate loans with terms 15 years or greater. These loans were sold in order to manage our interest rate risk. These increases in cash and cash equivalents were partially offset by $72.3 million in cash used to purchase securities classified as available for sale, $105.9 million in cash used to originate loans, and a $33.3 million net decrease in Federal Home Loan Bank advances during the six months ended June 30, 2014.
Loans held for sale. Loans held for sale decreased $633,000, or 41.9%, to $876,000 at June 30, 2014 from $1.5 million at December 31, 2013. The decrease in loans held for sale resulted from $25.8 million in sales, partially offset by originations of $25.2 million during the six months ended June 30, 2014.
Securities. Securities classified as available for sale increased $27.2 million, or 6.3%, to $458.0 million at June 30, 2014 from $430.8 million at December 31, 2013. The increase was primarily due to purchases of $72.3 million in securities classified as available for sale and a decrease in unrealized losses of $6.7 million during the six months ended June 30, 2014, partially offset by principal repayments and maturities of $32.9 million, sales of investment securities of $17.5 million, and the amortization of net premiums on investments of $1.3 million. At June 30, 2014, securities classified as available for sale consisted of government sponsored mortgage-backed securities, government sponsored collateralized mortgage obligations, agency bonds, municipal obligations, and other equity securities.

Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, decreased $40.8 million, or 4.9%, to $784.1 million at June 30, 2014 from $824.9 million at December 31, 2013.

	June 30, 2014	December 31, 2013	Dollar change	Percent change
	(Dollars in thousands)
One- to four-family	$269,233	$262,723	$6,510	2.5%
Home equity	15,937	17,106	(1,169)	(6.8)
Commercial real estate	113,229	106,560	6,669	6.3
Real estate construction	59,886	59,648	238	0.4
Commercial business	78,381	69,320	9,061	13.1
Automobile, indirect	204,468	264,671	(60,203)	(22.7)
Automobile, direct	31,628	31,598	30	0.1
Other consumer	15,028	15,330	(302)	(2.0)
Total loans	787,790	826,956	(39,166)	(4.7)
Other items:
Unearned fees and discounts, net	2,674	4,370	(1,696)	(38.8)
Allowance for loan losses	(6,388)	(6,445)	57	(0.9)
Total loans, net	$784,076	$824,881	$(40,805)	(4.9)%
The decrease in indirect automobile loans of $60.2 million, or 22.7%, to $204.5 million at June 30, 2014 from $264.7 million at December 31, 2013, was primarily due to the discontinuation of our indirect lending program in October 2013. This decrease was partially offset by an increase in commercial business loans of $9.1 million, or 13.1%, to $78.4 million at June 30, 2014 from $69.3 million at December 31, 2013, an increase in commercial real estate loans of $6.6 million, or 6.3%, to $113.2 million at June 30, 2014 from $106.6 million at December 31, 2013, and an increase in one- to four-family residential real estate loans of $6.5 million, or 2.5% to $269.2 million at June 30, 2014 from $262.7 million at December 31, 2013. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while containing the potential for risk of loss.
Allowance for Loan Losses. The allowance for loan losses decreased $57,000 during the six months ended June 30, 2014. The decrease was due to a $39,000 decrease in the general reserve and an $18,000 decrease in specific reserve to $503,000 at June 30, 2014 from $521,000 at December 31, 2013. Impaired loans with balances totaling $10.4 million did not require specific reserves at June 30, 2014. Impaired loans with balances totaling $11.4 million did not require specific reserves at December 31, 2013. The allowance for loan losses represented 0.81% and 0.78% of total loans at June 30, 2014 and December 31, 2013, respectively.
The significant changes in the amount of the allowance for loan losses during the six months ended June 30, 2014 related to a (i) $413,000 decrease in the allowance for loan losses attributable to unimpaired consumer loans primarily due to the discontinuation of the indirect lending program in October 2013, partially offset by a (ii) $354,000 increase in the allowance for loan losses attributable to unimpaired commercial loans resulting from a $16.7 million, or 7.2%, increase in unimpaired commercial loans outstanding at June 30, 2014 from December 31, 2013. Management also considered local economic factors and unemployment as well as the higher risk profile of real estate construction and commercial business loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Bank-Owned Life Insurance. Bank-owned life insurance increased $717,000, or 1.6%, to $44.3 million at June 30, 2014 from $43.6 million at December 31, 2013. The increase in bank-owned life insurance is due to the increase in the cash surrender value of the policies.
Deposits. Deposits increased $8.4 million, or 1.0%, to $822.0 million at June 30, 2014 from $813.6 million at December 31, 2013.

	June 30, 2014	December 31, 2013	Dollar change	Percent change
	(Dollars in thousands)
Noninterest-bearing demand	$71,952	$58,071	$13,881	23.9%
Interest-bearing demand	145,495	146,818	(1,323)	(0.9)
Savings	108,919	105,030	3,889	3.7
Money market	232,414	233,918	(1,504)	(0.6)
Certificates of deposit	263,228	269,737	(6,509)	(2.4)
Total deposits	$822,008	$813,574	$8,434	1.0%
The increase in deposits was primarily attributable to an increase in noninterest-bearing demand deposits of $13.9 million. The increase in noninterest-bearing deposits was due to an increase in commercial deposits which resulted primarily from our efforts to deepen our commercial relationships. Savings deposits also increased $3.9 million, primarily due to organic growth in the bank’s 14 branches. These increases in deposits were partially offset by a $6.5 million decrease in certificates of deposit, a $1.5 million decrease in money market deposits, and a $1.3 million decrease in interest-bearing demand deposits. The decrease in certificates of deposits resulted from certificates of deposit that matured and were not renewed.
Borrowings. Federal Home Loan Bank advances decreased $33.3 million, or 9.2%, to $328.7 million at June 30, 2014 from $362.0 million at December 31, 2013. The decrease in Federal Home Loan Bank advances was attributable to scheduled maturities of $98.3 million advances, offset by new advances of $65.0 million during the six months ended June 30, 2014. Other borrowings remained unchanged at $2.0 million at June 30, 2014 and December 31, 2013.
Stockholders’ Equity. At June 30, 2014, our stockholders’ equity was $214.5 million, an increase of $7.4, or 3.6%, from $207.1 million at December 31, 2013.

	June 30, 2014	December 31, 2013	Dollar change	Percent change
	(Dollars in thousands)
Common stock	$116	$115	$1	0.9%
Additional paid-in capital	110,698	109,250	1,448	1.3%
Unallocated ESOP shares	(7,808)	(7,999)	191	(2.4)%
Retained earnings	109,660	108,304	1,356	1.3%
Accumulated other comprehensive (loss) income	1,864	(2,528)	4,392	(173.7)%
Total stockholders’ equity	$214,530	$207,142	$7,388	3.6%
The increase in stockholders’ equity was primarily due to a decrease in unrealized losses on available for sale securities of $4.4 million after tax, net income of $2.4 million, share-based compensation expense of $1.0 million, and ESOP compensation expense of $447,000 during the six months ended June 30, 2014. These increases were partially offset by dividends declared and paid of $1.1 million.
Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013
General. Net income increased $224,000, or 33.2%, to $898,000 for the three months ended June 30, 2014 from $674,000 for the prior year period. The increase in net income reflected an increase in noninterest income of $531,000, an increase in net interest income of $505,000, a decrease in the provision for loan losses of $375,000, and a $94,000 decrease in the income tax expense, partially offset by an increase in noninterest expense of $1.1 million.
Interest Income. Interest income increased $200,000, or 1.8%, to $11.6 million for the three months ended June 30, 2014 from $11.4 million for the three months ended June 30, 2013. The increase resulted primarily due to a $104.0 million, or 8.8%, increase in the average balance of interest-earning assets to $1.28 billion for the three months ended June 30, 2014 from $1.18 billion for the three months ended June 30, 2013, partially offset by a 25 basis point decrease in the average yield on interest-earning assets.

	Three Months Ended June 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Interest income:
Loans, including fees	$8,934	$9,265	$(331)	(3.6)%
Securities—taxable	2,647	2,115	532	25.2
Securities—nontaxable	—	1	(1)	—
Total interest income	$11,581	$11,381	$200	1.8%
The decrease in interest income on loans of $331,000 was primarily due to a decrease in the average yield on our loan portfolio of 29 basis points to 4.51% for the three months ended June 30, 2014 from 4.80% for the three months ended June 30, 2013, partially offset by an increase in the average balance of our loan portfolio of $21.4 million, or 2.8%, to $792.9 million for the three months ended June 30, 2014 from $771.5 million for the three months ended June 30, 2013
The increase in interest income on investment securities of $532,000 resulted primarily from a $69.5 million, or 17.7%, increase in the average balance of our securities portfolio to $461.1 million for the three months ended June 30, 2014 from $391.6 million for the three months ended June 30, 2013, primarily due to purchases of securities. In addition to the increase in the average balance of our securities portfolio, the average yield on our securities portfolio increased 13 basis points to 2.27% for the three months ended June 30, 2014 from 2.14% for the three months ended June 30, 2013.
Interest Expense. Interest expense decreased by $305,000, or 15.6%, to $1.6 million for the three months ended June 30, 2014 from $2.0 million for the three months ended June 30, 2013.

	Three Months Ended June 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Interest expense:
Deposits	$1,023	$1,390	$(367)	(26.4)%
Borrowed funds	625	563	62	11.0
Total interest expense	$1,648	$1,953	$(305)	(15.6)%
The decrease in interest expense on deposits of $367,000 resulted from a decrease in the average rate we paid on deposits and a decrease in the average balance of interest-bearing deposits. The average rate we paid decreased 19 basis points to 0.54% for the three months ended June 30, 2014 from 0.73% for the three months ended June 30, 2013, as we were able to reprice our deposits lower as market interest rates declined. The average balance of interest-bearing deposits decreased $7.0 million, or 0.9%, to $757.0 million for the three months ended June 30, 2014 from $764.0 million for the three months ended June 30, 2013. The decrease in the average balance of our interest-bearing deposits was due to decreases in the average balances of our certificates of deposit.
Interest expense on certificates of deposit decreased $371,000, or 30.3%, to $852,000 for the three months ended June 30, 2014 from $1.2 million for the three months ended June 30, 2013. The average rate paid on certificates of deposit decreased 41 basis points to 1.28% for the three months ended June 30, 2014 from 1.69% for the three months ended June 30, 2013, reflecting the continuing low market interest rate environment. In addition, the average balance of certificates of deposit decreased $22.2 million, or 7.7%, to $266.6 million for the three months ended June 30, 2014 from $288.8 million for the three months ended June 30, 2013.
The increase in interest expense on borrowed funds of $62,000 resulted primarily from an increase of $83.8 million, or 32.9%, in the average balance of borrowed funds to $338.2 million for the three months ended June 30, 2014 from $254.4 million for the three months ended June 30, 2013, partially offset by a 15 basis point decrease in the average rate paid on borrowed funds to 0.74% for the three months ended June 30, 2014 from 0.89% for the three months ended June 30, 2013.
Net Interest Income. Net interest income increased by $505,000, or 5.4%, to $9.9 million for the three months ended June 30, 2014 from $9.4 million for the prior year period. The increase in net interest income was primarily attributable to an increase of $104.0 million, or 8.8%, in the average balance of interest earning assets to $1.28 billion for the three months ended June 30, 2014 from $1.18 billion for the three months ended June 30, 2013. The increase in income was partially offset by an 8 basis point decrease in our interest rate spread to 3.01% for the three months ended June 30, 2014 from 3.09% for the three months ended June 30, 2013. Our net interest margin decreased 10 basis points to 3.10% for the three months ended June 30, 2014 from 3.20% for the three months ended June 30, 2013. The decrease in the net interest margin resulted primarily from a 29 basis point decrease in the yields on loans to 4.51% for the three months ended June 30, 2014 from 4.80% for the three months ended June 30, 2013. Partially offsetting the decrease in the yields on loans was a decrease in our average rates on certificates of deposit of 41 basis points to 1.28% for the three months ended June 30, 2014 from 1.69% for the three months ended June 30, 2013.
Provision for Loan Losses. We recorded a provision for loan losses of $725,000 for the three months ended June 30, 2014 compared to $1.1 million provision for loan losses for the three months ended June 30, 2013. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. Net chargeoffs decreased $135,000, to $805,000, or 0.41% of average loans outstanding, for the quarter ended June 30, 2014 from $940,000, or 0.49% of average loans outstanding, for the quarter ended June 30, 2013. Total loans decreased $15.9 million, or 2.0%, to $787.8 million at June 30, 2014 from $803.7 million at June 30, 2013. An evaluation of the loan portfolio, current economic conditions, and other factors is performed at each balance sheet date. The allowance for loan losses to total loans receivable decreased to 0.81% at June 30, 2014 from 0.88% at June 30, 2013. Total substandard loans decreased $4.7 million, or 26.6%, to $12.9 million at June 30, 2014 from $17.6 million at June 30, 2013. Total impaired loans decreased $7.6 million, or 39.4%, to $11.6 million at June 30, 2014 from $19.2 million at June 30, 2013.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either June 30, 2014 or June 30, 2013. At June 30, 2014, non-performing loans totaled $3.8 million, or 0.48% of total loans, compared to $9.0 million, or 1.12% of total loans, at June 30, 2013. The allowance for loan losses as a percentage of non-performing loans increased to 170.26% at June 30, 2014 from 78.41% at June 30, 2013.
Noninterest Income. Noninterest income increased $531,000, or 15.7%, to $3.9 million for the three months ended June 30, 2014 from $3.4 million for the three months ended June 30, 2013.

	Three Months Ended June 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$2,102	$2,228	$(126)	(5.7)%
Net gains on sales of loans	395	236	159	67.4
Net gains on sales of securities available for sale	348	—	348	100.0
Net losses on sales of repossessed assets	48	27	21	77.8
Commissions	403	297	106	35.7
Increase in cash surrender value of bank-owned life insurance	351	367	(16)	(4.4)
Other income	267	228	39	17.1
Total noninterest income	$3,914	$3,383	$531	15.7%
The increase in noninterest income was primarily attributable to a $348,000 increase in net gains on the sales of investments, a $159,000 increase in net gains on the sales of loans, and a $106,000 increase in commissions, partially offset by a $126,000 decrease in service charges and other fees. The increase in net gains on sales of investments is attributable to sales of $11.3 million of investment securities for a gain of $348,000 during the three months ended June 30, 2014, while there were no investment securities sold during the three months ended June 30, 2013. The increase in net gains on sales of loans resulted primarily from a net gain on derivative financial instruments of $21,000 for the three months ended June 30, 2014 from a net loss of $244,000 for the three months ended June 30, 2013, partially offset by a decrease in the volume of loans sold to 87 loans for the three months ended June 30, 2014 compared to 100 loans for the three months ended June 30, 2013. The increase in commissions is primarily due to increases in sales of variable annuity, fixed annuity, and real estate investment trust (REIT) investment products. Decreases in service charges and other fees was primarily due to a $76,000 decrease in insufficient funds fee income and a $63,000 increase in the amortization of mortgage servicing rights due to the stabilization of prepayment speeds resulting from consistent volumes of mortgage loan refinancing.

Noninterest Expense. Noninterest expense increased $1.1 million, or 10.2%, to $11.8 million for the three months ended June 30, 2014 from $10.7 million for the three months ended June 30, 2013.

	Three Months Ended June 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$6,442	$6,040	$402	6.7%
Software and equipment maintenance	508	696	(188)	(27.0)
Depreciation of furniture, software, and equipment	276	415	(139)	(33.5)
FDIC insurance	173	139	34	24.5
Net loss on write-down of other real estate owned	22	22	—	—
Real estate owned expense (income)	29	(15)	44	(293.3)
Service fees	154	126	28	22.2
Communications costs	221	249	(28)	(11.2)
Other operations expense	831	805	26	3.2
Occupancy	954	945	9	1.0
Professional and outside services	1,949	1,002	947	94.5
Loan servicing	166	121	45	37.2
Marketing	71	158	(87)	(55.1)
Total noninterest expense	$11,796	$10,703	$1,093	10.2%
The increase in noninterest expense was primarily attributable to a $947,000 increase in professional and outside services and a $402,000 increase in salaries and benefits expense. The increase in professional and outside services was attributable to $745,000 of expenses related to the pending merger with Southside Bancshares incurred during the three months ended June 30, 2014, a $51,000 increase in directors' equity compensation expense due to new stock option and restricted stock grants in the first quarter of 2014, and a $29,000 increase in mobile and online banking expense. The increase in salaries and benefits was primarily due to a $282,000 increase in health insurance expense due to unfavorable medical claims experience, a $269,000 increase in commissions paid to employees for mortgage loan originations and sales of investment products, and a $245,000 increase in the incentive accrual based on improved performance of loan production and branch operations, partially offset by a $437,000 decrease in salaries expense primarily from the reduction in force which occurred during the fourth quarter of 2013.
Income Tax Expense. Income tax expense increased $94,000, or 28.1%, to $428,000 for the three months ended June 30, 2014 from $334,000 for the three months ended June 30, 2013 which reflected an effective tax rate of 32.28% and 33.13% for the three months ended June 30, 2014 and June 30, 2013, respectively. The increase in income tax expense was primarily due to increases in net income.
Analysis of Net Interest Income — Three Months Ended June 30, 2014 and 2013
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$792,852	$8,934	4.51%	$771,460	$9,265	4.80%
Investment securities available for sale	461,082	2,616	2.27	391,626	2,098	2.14
Cash and cash equivalents	11,643	6	0.21	2,104	1	0.19
Other	17,356	25	0.58	13,706	17	0.50
Total interest-earning assets	1,282,933	11,581	3.61	1,178,896	11,381	3.86
Noninterest-earning assets	103,177			110,936
Total assets	$1,386,110			$1,289,832
Interest-bearing liabilities:
Interest-bearing demand	$148,113	$24	0.06%	$142,766	$25	0.07%
Savings accounts	107,652	12	0.04	106,523	12	0.05
Money market accounts	234,609	135	0.23	225,960	130	0.23
Certificates of deposit	266,578	852	1.28	288,778	1,223	1.69
Total interest-bearing deposits	756,952	1,023	0.54	764,027	1,390	0.73
Federal Home Loan Bank advances	335,974	611	0.73	237,038	544	0.92
Other secured borrowings	2,203	14	2.54	17,399	19	0.44
Total interest-bearing liabilities	1,095,129	1,648	0.60	1,018,464	1,953	0.77
Noninterest-bearing liabilities(2)	77,873			64,736
Total liabilities	1,173,002			1,083,200
Equity	213,108			206,632
Total liabilities and equity	$1,386,110			$1,289,832
Net interest income		$9,933			$9,428
Interest rate spread (3)			3.01%			3.09%
Net interest-earning assets (4)	$187,804			$160,432
Net interest margin (5)			3.10%			3.20%
Average interest-earning assets to interest-bearing liabilities	117.14%			115.75%
_______________________

(1)	Annualized.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$257	$(588)	$(331)
Investment securities available for sale	372	146	518
Cash and cash equivalents	5	—	5
Other	5	3	8
Total interest-earning assets	$639	$(439)	$200
Interest-bearing liabilities:
Interest-bearing demand	$1	$(2)	$(1)
Savings accounts	—	—	—
Money market accounts	5	—	5
Certificates of deposit	(94)	(277)	(371)
Total interest-bearing deposits	(88)	(279)	(367)
Federal Home Loan Bank advances	227	(160)	67
Other secured borrowings	(17)	12	(5)
Total interest-bearing liabilities	$122	$(427)	$(305)
Change in net interest income	$517	$(12)	$505
Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013
General. Net income decreased $180,000, or 6.9%, to $2.4 million for the six months ended June 30, 2014 from $2.6 million for the prior year period. The decrease in net income for the six months ended June 30, 2014 reflected a decrease in noninterest income of $1.8 million and an increase in noninterest expense of $404,000, partially offset by an increase in interest income of $927,000 and a decrease in interest expense of $663,000.
Interest Income. Interest income increased $927,000, or 4.1%, to $23.4 million for the six months ended June 30, 2014 from $22.4 million for the six months ended June 30, 2013. The increase resulted from an increase of $119.5 million, or 10.2%, in the average balance of interest-earning assets to $1.29 billion for the six months ended June 30, 2014 from $1.17 billion for the six months ended June 30, 2013, partially offset by a decrease in the average yield on interest-earning assets of 22 basis points to 3.63% for the six months ended June 30, 2014 from 3.85% for the six months ended June 30, 2013. The decrease in our average yield on interest-earning assets during the six months ended June 30, 2014 as compared to the prior year period was due to the sustained low short-term market interest rate environment.

	Six Months Ended June 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Interest income:
Loans, including fees	$18,136	$18,166	$(30)	(0.2)%
Securities—taxable	5,235	4,278	957	22.4
Securities—nontaxable	1	1	—	—
Total interest income	$23,372	$22,445	$927	4.1%
The decrease in interest income on loans of $30,000 was due to a decrease in the average yield on our loan portfolio of 27 basis points to 4.52% for the six months ended June 30, 2014 from 4.79% for the six months ended June 30, 2013, partially offset by an increase in the average balance of loans of $44.0 million, or 5.8%, to $803.1 million for the six months ended June 30, 2014 from $759.1 million for the six months ended June 30, 2013.
Interest income on investment securities increased $957,000, or 22.4%, to $5.2 million for the six months ended June 30, 2014 from $4.3 million for the six months ended June 30, 2013. The increase resulted primarily from increases in the average balance and average yield of our securities portfolio. The average balance of our securities portfolio increased $56.3 million, or 14.4%, to $447.7 million for the six months ended June 30, 2014 from $391.4 million for the six months ended June 30, 2013, due to purchases of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations. The average yield on our securities portfolio increased 14 basis points to 2.31% for the six months ended June 30, 2014 from 2.17% for the six months ended June 30, 2013.
Interest Expense. Interest expense decreased by $663,000, or 16.4%, to $3.4 million for the six months ended June 30, 2014 from $4.0 million for the six months ended June 30, 2013.

	Six Months Ended June 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Interest expense:
Deposits	$2,036	$2,847	$(811)	(28.5)%
Borrowed funds	1,334	1,186	148	12.5
Total interest expense	$3,370	$4,033	$(663)	(16.4)%
The decrease in interest expense on deposits of $811,000 resulted from a decrease in the average rate we paid on deposits and a decrease in the average balance of interest-bearing deposits. The average rate we paid decreased 21 basis points to 0.54% for the six months ended June 30, 2014 from 0.75% for the six months ended June 30, 2013, as we were able to reprice our deposits lower as market interest rates declined. The average balance of interest-bearing deposits decreased $7.0 million, or 0.9%, to $756.6 million for the six months ended June 30, 2014 from $763.6 million for the six months ended June 30, 2013. The decrease in the average balance of our interest-bearing deposits was primarily due to decreases in the average balances of our certificates of deposit, partially offset by increases in the average balances of our money market accounts, interest-bearing demand accounts, and savings accounts. This shift in deposit composition also contributed to the decrease in the average rate paid on deposits.
Interest expense on certificates of deposit decreased $801,000, or 32.1%, to $1.7 million for the six months ended June 30, 2014 from $2.5 million for the six months ended June 30, 2013. The average rate paid on certificates of deposit decreased 45 basis points to 1.27% for the six months ended June 30, 2014 from 1.72% for the six months ended June 30, 2013, reflecting the continuing low market interest rate environment. In addition, the average balance of certificates of deposit decreased $23.1 million, or 7.9%, to $267.9 million for the six months ended June 30, 2014 from $291.0 million for the six months ended June 30, 2013.
The increase in interest expense on borrowed funds of $148,000 resulted primarily from an increase of $103.4 million, or 42.4%, in the average balance of borrowed funds to $347.3 million for the six months ended June 30, 2014 from $243.9 million for the six months ended June 30, 2013, partially offset by a decrease in the average rate paid on borrowed funds of 20 basis points to 0.77% for the three months ended June 30, 2014 from 0.97% for the six months ended June 30, 2013.

Net Interest Income. Net interest income increased by $1.6 million, or 8.6%, to $20.0 million for the six months ended June 30, 2014 from $18.4 million for the prior year period. The increase in net interest income was primarily attributable to a $119.5 million increase in average interest earning assets to $1.29 billion for the six months ended June 30, 2014 from $1.17 billion for the six months ended June 30, 2013. The increase in income was partially offset by a 3 basis point decrease in our interest rate spread to 3.02% for the six months ended June 30, 2014 from 3.05% for the six months ended June 30, 2013. Our net interest margin decreased 4 basis points to 3.11% for the six months ended June 30, 2014 from 3.15% for the six months ended June 30, 2013. The decrease in the net interest margin resulted primarily from a 27 basis point decrease in the yields on loans to 4.52% for the six months ended June 30, 2014 from 4.79% for the six months ended June 30, 2013. Partially offsetting the decrease in the yields on loans was a decrease in our average rates on certificates of deposit of 45 basis points to 1.27% for the six months ended June 30, 2014 from 1.72% for the six months ended June 30, 2013.
Provision for Loan Losses. We recorded a provision for loan losses of $1.4 million for the six months ended June 30, 2014 compared to a provision for loan losses of $1.6 million for the six months ended June 30, 2013. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. Net charge-offs remained relatively unchanged at $1.4 million for the six months ended June 30, 2014 and June 30, 2013. Annualized net charge-offs as a percentage of average loans outstanding was 0.36% for the six months ended June 30, 2014 compared to 0.37% for the six months ended June 30, 2013. The allowance for loan losses to total loans decreased to 0.81% at June 30, 2014 from 0.88% at June 30, 2013. Total substandard loans decreased $4.7 million, or 26.6%, to $12.9 million at June 30, 2014 from $17.6 million at June 30, 2013. Total impaired loans decreased $7.6 million, or 39.4%, to $11.6 million at June 30, 2014 from $19.2 million at June 30, 2013. Total loans decreased $15.9 million, or 2.0%, to $787.8 million at June 30, 2014 from $803.7 million at June 30, 2013.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either June 30, 2014 or June 30, 2013. At June 30, 2014, non-performing loans totaled $3.8 million, or 0.48% of total loans, compared to $9.0 million, or 1.12% of total loans, at June 30, 2013. The allowance for loan losses as a percentage of non-performing loans increased to 170.26% at June 30, 2014 from 78.41% at June 30, 2013.
Noninterest Income. Noninterest income decreased $1.8 million, or 20.3%, to $7.4 million for the six months ended June 30, 2014 from $9.2 million for the six months ended June 30, 2013.

	Six Months Ended June 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$4,160	$4,446	$(286)	(6.4)%
Net gains on sales of loans	578	1,022	(444)	(43.4)
Net gains on sales of securities available for sale	607	1,701	(1,094)	(64.3)
Net gains on sales of premises and equipment	(1)	344	(345)	(100.3)
Net gains (losses) on sales of repossessed assets	10	(3)	13	(433.3)
Commissions	777	605	172	28.4
Increase in cash surrender value of bank-owned life insurance	717	683	34	5.0
Other income	524	447	77	17.2
Total noninterest income	$7,372	$9,245	$(1,873)	(20.3)%
The decrease was primarily attributable to a $1.1 million decrease in net gains on sales of investment securities, $444,000 decrease in the net gains on sales of loans, a $345,000 decrease in net gains on sales of premises and equipment, and a $286,000 decrease in service charges and other fees. The decrease in gains on sales of investment securities was attributable to sales of $17.5 million of securities available for sale with gross realized gains of $607,000 for the six months ended June 30, 2014 compared to sales of $44.5 million of securities available for sale with gross realized gains of $1.7 million for the six months ended June 30, 2013. The decrease in gains on sales of loans resulted primarily from a decrease in the volume of loans sold during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in gains on sales of premises and equipment resulted primarily from the sale of land adjacent to one of our branch locations during the six months ended June 30, 2013. The decrease in service charges and other fees was primarily due to a $162,000 decrease in insufficient funds fee income and a $162,000 increase in the amortization of mortgage servicing rights due to the stabilization of prepayment speeds resulting from consistent volumes of mortgage loan refinancing.
Noninterest Expense. Noninterest expense increased $404,000, or 1.8%, to $22.4 million for the six months ended June 30, 2014 from $22.0 million for the six months ended June 30, 2013.

	Six Months Ended June 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$12,624	$12,797	$(173)	(1.4)%
Software and equipment maintenance	1,095	1,306	(211)	(16.2)
Depreciation of furniture, software, and equipment	593	828	(235)	(28.4)
FDIC insurance	353	329	24	7.3
Net loss on write-down of other real estate owned	22	22	—	—
Real estate owned (income) expense	64	(35)	99	(282.9)
Service fees	298	240	58	24.2
Communications costs	457	473	(16)	(3.4)
Other operations expense	1,582	1,566	16	1.0
Occupancy	1,919	1,925	(6)	(0.3)
Professional and outside services	2,991	2,040	951	46.6
Loan servicing	244	232	12	5.2
Marketing	193	308	(115)	(37.3)
Total noninterest expense	$22,435	$22,031	$404	1.8%
The increase in noninterest expense was primarily due to a $951,000 increase in professional and outside services, partially offset by a $235,000 decrease in depreciation of furniture, software, and equipment, a $211,000 decrease in software and equipment maintenance, and a $173,000 decrease in salaries and benefits. The increase in professional and outside services was attributable to $826,000 of expenses related to the pending merger with Southside Bancshares incurred during the six months ended June 30, 2014, a $74,000 increase in directors' equity compensation expense due to new stock option and restricted stock grants in the first quarter of 2014, and a $50,000 increase in mobile and online banking expense. The decrease in salaries and benefits was primarily due to a $1.1 million decrease in salaries expense primarily from the reduction in force which occurred during the fourth quarter of 2013 and a $102,000 decrease in pension cost, partially offset by a $544,000 increase in the incentive accrual based on improved performance of loan production and branch operations, a $289,000 increase in commissions paid to employees for mortgage loan originations and sales of investment products, and a $217,000 increase in health insurance expense due to unfavorable medical claims experience. The decrease in depreciation of furniture, software, and equipment was primarily due to items reaching full depreciation in 2013. The decrease in software and equipment maintenance expense was primarily due to contracts not renewed or renewed at reduced prices for 2014.
Income Tax Expense. During the six months ended June 30, 2014, we recognized income tax expense of $1.1 million, reflecting an effective tax rate of 31.90%, compared to income tax expense of $1.4 million, reflecting an effective tax rate of 35.25%, for the six months ended June 30, 2013. The decrease in the effective tax rate was primarily due to an increase in tax-deductible items.

Analysis of Net Interest Income — Six Months Ended June 30, 2014 and 2013
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$803,111	$18,136	4.52%	$759,135	$18,166	4.79%
Investment securities available for sale	447,684	5,172	2.31	391,443	4,239	2.17
Cash and cash equivalents	17,928	18	0.20	3,207	5	0.31
Other	17,985	46	0.51	13,455	35	0.52
Total interest-earning assets	1,286,708	23,372	3.63	1,167,240	22,445	3.85
Noninterest-earning assets	103,200			109,058
Total assets	$1,389,908			$1,276,298
Interest-bearing liabilities:
Interest-bearing demand	$147,547	$48	0.07%	$140,151	$54	0.08%
Savings accounts	106,231	24	0.05	105,206	24	0.05
Money market accounts	234,939	267	0.23	227,281	271	0.24
Certificates of deposit	267,902	1,697	1.27	290,979	2,498	1.72
Total interest-bearing deposits	756,619	2,036	0.54	763,617	2,847	0.75
Federal Home Loan Bank advances	344,808	1,306	0.76	229,698	1,143	1.00
Other secured borrowings	2,446	28	2.29	14,244	43	0.60
Total interest-bearing liabilities	1,103,873	3,370	0.61	1,007,559	4,033	0.80
Noninterest-bearing liabilities(2)	65,589			62,382
Total liabilities	1,169,462			1,069,941
Equity	220,446			206,357
Total liabilities and equity	$1,389,908			$1,276,298
Net interest income		$20,002			$18,412
Interest rate spread (3)			3.02%			3.05%
Net interest-earning assets (4)	$182,835			$159,681
Net interest margin (5)			3.11%			3.15%
Average interest-earning assets to interest-bearing liabilities	116.56%			115.85%
_______________________

(1)	Annualized.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,052	$(1,082)	$(30)
Investment securities available for sale	609	324	933
Cash and cash equivalents	23	(10)	13
Other	12	(1)	11
Total interest-earning assets	$1,696	$(769)	$927
Interest-bearing liabilities:
Interest-bearing demand	$3	$(9)	$(6)
Savings accounts	—	—	—
Money market accounts	9	(13)	(4)
Certificates of deposit	(198)	(603)	(801)
Total interest-bearing deposits	(186)	(625)	(811)
Federal Home Loan Bank advances	573	(410)	163
Other secured borrowings	(36)	21	(15)
Total interest-bearing liabilities	$351	$(1,014)	$(663)
Change in net interest income	$1,345	$245	$1,590

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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $21.2 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $458.0 million at June 30, 2014. On that date, we had $328.7 million in Federal Home Loan Bank advances, with the ability to borrow an additional $316.7 million.

Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At June 30, 2014, we had $126.3 million in commitments to extend credit. Included in these commitments to extend credit were $112.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2014 totaled $127.7 million, or 15.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on unfavorable market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Generally, our primary investing activity is originating loans. During the six months ended June 30, 2014, we originated $105.9 million of loans. In addition, we purchased $72.3 million of securities classified as available for sale during the six months ended June 30, 2014.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances and other borrowings. Total deposits increased $8.4 million for the six months ended June 30, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we may utilize our borrowing agreements with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $33.3 million for the six months ended June 30, 2014. At June 30, 2014, we had the ability to borrow up to $645.4 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $55.0 million in federal funds lines with other financial institutions at June 30, 2014. We also have a line of credit with the Federal Reserve Bank of Dallas, which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At June 30, 2014, the borrowing limit for this line of credit was $256.9 million.
The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at June 30, 2014 and December 31, 2013 without giving effect to the final Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013 and by the Office of the Comptroller of the Currency on July 9, 2013.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated as of June 30, 2014
Total risk-based capital to risk-weighted assets	$216,722	24.58%	$70,539	8.00%	$88,174	10.00%
Tier I risk-based capital to risk-weighted assets	209,754	23.79%	35,270	4.00%	52,904	6.00%
Tier I (Core) capital to adjusted total assets	209,754	15.26%	54,972	4.00%	68,715	5.00%
OmniAmerican Bank as of June 30, 2014
Total risk-based capital to risk-weighted assets	$201,049	22.79%	$70,560	8.00%	$88,200	10.00%
Tier I risk-based capital to risk-weighted assets	194,081	22.00%	35,280	4.00%	52,920	6.00%
Tier I (Core) capital to adjusted total assets	194,081	14.12%	54,982	4.00%	68,727	5.00%
Consolidated as of December 31, 2013
Total risk-based capital to risk-weighted assets	$213,553	23.41%	$72,948	8.00%	$91,185	10.00%
Tier I risk-based capital to risk-weighted assets	206,662	22.66%	36,474	4.00%	54,711	6.00%
Tier I (Core) capital to adjusted total assets	206,662	14.86%	55,633	4.00%	69,542	5.00%
OmniAmerican Bank as of December 31, 2013
Total risk-based capital to risk-weighted assets	$196,115	21.50%	$72,957	8.00%	$91,197	10.00%
Tier I risk-based capital to risk-weighted assets	189,224	20.75%	36,479	4.00%	54,718	6.00%
Tier I (Core) capital to adjusted total assets	189,224	13.60%	55,638	4.00%	69,548	5.00%

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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2014. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$143,167	$179,167	$8,333	$—	$330,667
Operating leases	596	1,003	972	693	3,264
Certificates of deposit	127,728	92,008	43,492	—	263,228
Total contractual obligations	$271,491	$272,178	$52,797	$693	$597,159
Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$13,764	$—	$—	$—	$13,764
Unused lines of credit (2)	—	—	—	—	112,521
Total loan commitments	$13,764	$—	$—	$—	$126,285
Total contractual obligations and loan commitments	$285,255	$272,178	$52,797	$693	$723,444
_______________________

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

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

The table below sets forth, as of June 30, 2014, our calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at June 30, 2014:

At June 30, 2014
				NPV as a Percentage of
				Present Value of Assets(3)		Net Interest Income
							Increase (Decrease) in
Change in		Estimated Increase			Increase	Estimated	Estimated Net Interest
Interest Rates	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)
+300	$263,362	$12,520	4.99%	19.86%	305	$38,393	$(1,878)	(4.66)%
+200	266,097	15,255	6.08%	19.04%	223	38,473	(1,798)	(4.46)%
+100	266,253	15,411	6.14%	18.09%	128	38,528	(1,743)	(4.33)%
—	250,842	—	—	16.81%	—	40,271	—	—
-100	237,695	(13,147)	(5.24)%	17.18%	37	36,343	(3,928)	(9.75)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at June 30, 2014, in the event of a 200 basis point increase in interest rates, we would experience a 6.08% decrease in NPV. In the event of a 100 basis point decrease in interest rates, we would experience a 5.24% decrease in NPV.
Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates. As of June 30, 2014, using our internal interest rate risk model, we estimated that our net interest income for the six months ended June 30, 2014 would decrease by 4.46% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 9.75% in the event of an instantaneous 100 basis point decrease in market interest rates.
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

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in legal actions that are considered ordinary routine litigation incidental to the business of the Company. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a materially adverse effect on the Company’s financial condition, results of operations, or cash flows.
On June 25, 2014, a purported stockholder of OmniAmerican filed a lawsuit in the Circuit Court for Baltimore City, Maryland captioned McDougal v. OmniAmerican Bancorp, Inc., et al., Case No. 24-C-14-003920, naming OmniAmerican, members of OmniAmerican's board of directors, Southside and Merger Sub as defendants. The lawsuit is purportedly brought on behalf of a putative class of OmniAmerican's public stockholders and seeks a declaration that it is properly maintainable as a class action and a certification of the plaintiff and her counsel as class representative and class counsel. The lawsuit asserts direct and derivative claims against OmniAmerican's directors and alleges that they breached their fiduciary duties and that OmniAmerican, Southside and Merger Sub aided and abetted those alleged breaches by, among other things, (a) failing to take steps to maximize shareholder value for OmniAmerican public stockholders; (b) failing to properly value OmniAmerican; (c) failing to protect against conflicts of interest; (d) failing to disclose material information necessary for OmniAmerican stockholders to make an informed vote on the First Merger; and (e) agreeing to deal protection devices that preclude a fair sales process. Among other relief, the plaintiff seeks to enjoin the mergers. On July 9, 2014, the plaintiff filed a motion to transfer the case to Maryland's Business and Technology Case Management Program.
OmniAmerican and Southside believe the claims asserted are without merit and intend to vigorously defend against this lawsuit.

ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 7, 2014, and the Company's Form 10-Q for the quarter ended March 31, 2014, as filed with the Securities and Exchange Commission on May 2, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2014.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Cost Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (2)
April 1, 2014 through April 30, 2014	—	$—	—	411,469
May 1, 2014 through May 31, 2014	—	—	—	411,469
June 1, 2014 through June 30, 2014	495	24.74	—	411,469
Total	495	$24.74	—	411,469
______________________

(1)
Consists of 495 shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under our 2011 Executive Stock Incentive Plan. The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

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

OMNIAMERICAN BANCORP, INC.
(Registrant)

Date: August 1, 2014	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: August 1, 2014	/s/ Deborah B. Wilkinson
Deborah B. Wilkinson
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Tim Carter, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

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