Form 10-Q
period 2014-09-30
OmniAmerican Bancorp, Inc.
filed 2014-10-31
CIK 1470795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
There were 11,591,047 shares of Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 2014.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$11,791	$11,498
Short-term interest-earning deposits in other financial institutions	1,913	4,382
Total cash and cash equivalents	13,704	15,880
Investments:
Securities available for sale (Amortized cost of $438,918 on September 30, 2014 and $433,580 on December 31, 2013)	440,675	430,775
Other	16,486	19,782
Loans held for sale	2,014	1,509
Loans, net of deferred fees and discounts	774,015	831,326
Less allowance for loan losses	(6,248)	(6,445)
Loans, net	767,767	824,881
Premises and equipment, net	39,999	41,512
Bank-owned life insurance	44,669	43,606
Other real estate owned	931	177
Mortgage servicing rights	1,559	1,473
Deferred tax asset, net	2,434	4,066
Accrued interest receivable	3,168	3,447
Other assets	3,869	4,205
Total assets	$1,337,275	$1,391,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$57,399	$58,071
Interest-bearing	741,392	755,503
Total deposits	798,791	813,574
Federal Home Loan Bank advances	302,833	362,000
Other borrowings	7,000	2,000
Accrued expenses and other liabilities	13,221	6,597
Total liabilities	1,121,845	1,184,171
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 11,573,681 shares issued and outstanding at September 30, 2014 and 11,451,596 shares issued and outstanding at December 31, 2013	116	115
Additional paid-in capital	111,819	109,250
Unallocated Employee Stock Ownership Plan (“ESOP”) shares; 771,282 shares at September 30, 2014 and 799,848 shares at December 31, 2013	(7,713)	(7,999)
Retained earnings	110,725	108,304
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of income taxes	1,160	(1,851)
Unrealized loss on pension plan, net of income taxes	(677)	(677)
Total accumulated other comprehensive income (loss)	483	(2,528)
Total stockholders’ equity	215,430	207,142
Total liabilities and stockholders’ equity	$1,337,275	$1,391,313

See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$8,990	$11,097	$27,126	$29,263
Securities — taxable	2,561	2,335	7,796	6,613
Securities — nontaxable	1	—	2	1
Total interest income	11,552	13,432	34,924	35,877
Interest expense:
Deposits	1,012	1,181	3,048	4,028
Borrowed funds	606	646	1,940	1,832
Total interest expense	1,618	1,827	4,988	5,860
Net interest income	9,934	11,605	29,936	30,017
Provision for loan losses	550	200	1,925	1,800
Net interest income after provision for loan losses	9,384	11,405	28,011	28,217
Noninterest income:
Service charges and other fees	2,141	2,349	6,301	6,795
Net gains on sales of loans	453	405	1,031	1,427
Net gains on sales of securities available for sale (reclassified from unrealized gains (losses) on available-for-sale securities in accumulated other comprehensive income)	—	—	607	1,701
Net (losses) gains on disposition of premises and equipment	—	—	(1)	344
Net (losses) gains on sales of repossessed assets	(9)	20	1	17
Commissions	327	462	1,104	1,067
Increase in cash surrender value of bank-owned life insurance	346	368	1,063	1,051
Other income	223	193	747	640
Total noninterest income	3,481	3,797	10,853	13,042
Noninterest expense:
Salaries and benefits	6,156	6,645	18,780	19,442
Software and equipment maintenance	573	719	1,668	2,025
Depreciation of furniture, software, and equipment	259	394	852	1,222
FDIC insurance	168	193	521	522
Net loss on write-down of other real estate owned	7	205	29	227
Real estate owned expense (income)	26	(29)	90	(64)
Service fees	155	133	453	373
Communications costs	195	258	652	731
Other operations expense	734	775	2,316	2,341
Occupancy	992	959	2,911	2,884
Professional and outside services	1,440	1,145	4,431	3,185
Loan servicing	27	281	271	513
Marketing	97	212	290	520
Total noninterest expense	10,829	11,890	33,264	33,921
Income before income tax expense	2,036	3,312	5,600	7,338
Income tax expense (includes income tax expense from items reclassified from accumulated other comprehensive income of $0 for the three months ended September 30, 2014 and 2013, and $206 and $578 for the nine months ended September 30, 2014 and 2013, respectively)	434	1,116	1,571	2,535
Net income	$1,602	$2,196	$4,029	$4,803
Earnings per share:
Basic	$0.15	$0.21	$0.37	$0.46
Diluted	$0.15	$0.21	$0.37	$0.46
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$1,602	$2,196	$4,029	$4,803

Change in unrealized gains (losses) on securities available for sale	(2,093)	1,337	5,169	(8,027)
Reclassification of amount realized through sale of securities	—	—	(607)	(1,701)
Income tax effect	712	(455)	(1,551)	3,307
Other comprehensive (loss) income, net of income tax	(1,381)	882	3,011	(6,421)
Comprehensive income (loss)	$221	$3,078	$7,040	$(1,618)
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2014	$115	$109,250	$(7,999)	$108,304	$(2,528)	$207,142
ESOP shares allocated, 28,566 shares	—	405	286	—	—	691
Stock purchased and retired at cost, 6,469 shares	—	(25)	—	—	—	(25)
Share-based compensation expense	—	1,612	—	—	—	1,612
Tax benefit from share-based compensation	—	150	—	—	—	150
Stock options exercised, 37,476 shares	—	428	—	—	—	428
Restricted stock issued, net of forfeitures, 91,078 shares	1	(1)	—	—	—	—
Net income	—	—	—	4,029	—	4,029
Dividends declared and paid	—	—	—	(1,608)	—	(1,608)
Other comprehensive income	—	—	—	—	3,011	3,011
Balances at September 30, 2014	$116	$111,819	$(7,713)	$110,725	$483	$215,430
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$4,029	$4,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,260	2,534
Provision for loan losses	1,925	1,800
Amortization of net premium on investments	1,903	2,505
Amortization and impairment of mortgage servicing rights	231	(15)
Net gains on sales of securities available for sale	(607)	(1,701)
Net gains on sales of loans	(1,031)	(1,427)
Proceeds from sales of loans held for sale	42,256	54,174
Loans originated for sale	(42,034)	(45,557)
Net loss on write-downs of other real estate owned	29	227
Net losses (gains) on disposition of premises and equipment	1	(344)
Net gains on sales of repossessed assets	(1)	(17)
Increase in cash surrender value of bank-owned life insurance	(1,063)	(1,051)
Federal Home Loan Bank stock dividends	(46)	(31)
ESOP compensation expense	691	685
Share-based compensation	1,612	1,459
Excess tax benefit from share-based compensation	(150)	(129)
Changes in operating assets and liabilities:
Accrued interest receivable	279	(162)
Other assets	151	4,881
Accrued interest payable and other liabilities	6,624	4,593
Net cash provided by operating activities	17,059	27,227
Cash flows from investing activities:
Securities available for sale:
Purchases	(77,185)	(210,004)
Proceeds from sales	18,099	46,215
Proceeds from maturities, calls, and principal repayments	52,452	84,665
Purchases of other investments	(197)	(8,649)
Redemptions of other investments	3,539	1,195
Purchase of bank-owned life insurance	—	(10,000)
Net decrease (increase) in loans held for investment	52,169	(131,435)
Purchases of premises and equipment	(748)	(1,471)
Proceeds from sales of premises and equipment	—	693
Proceeds from sales of foreclosed assets	2,377	2,050
Proceeds from sales of other real estate owned	264	3,807
Net cash provided by (used in) investing activities	50,770	(222,934)
Cash flows from financing activities:
Net increase in deposits	(14,783)	(14,285)
Net (decrease) increase in Federal Home Loan Bank advances	(59,167)	210,000
Net increase (decrease) in other borrowings	5,000	(10,000)
Payment of dividends	(1,608)	—
Proceeds from stock options exercised	428	92
Excess tax benefit from share-based compensation	150	129
Purchase of common stock	(25)	(22)
Net cash (used in) provided by financing activities	(70,005)	185,914
Net decrease in cash and cash equivalents	(2,176)	(9,793)
Cash and cash equivalents, beginning of period	15,880	23,853
Cash and cash equivalents, end of period	$13,704	$14,060
Supplemental cash flow information:
Interest paid	$5,057	$5,926
Income tax paid, net of refunds	$1,805	$1,400
Non-cash transactions:
Loans transferred to other real estate owned	$1,011	$184
Loans transferred to foreclosed assets	$2,009	$2,068
Change in unrealized gains on securities available for sale	$4,562	$(9,728)
See Condensed Notes to Unaudited Consolidated Interim Financial Statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements
NOTE 1 — Basis of Financial Statement Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of OmniAmerican Bancorp, Inc. (referred to herein as “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2014. In management’s opinion, the interim data as of September 30, 2014 and for the three- and nine-month periods ended September 30, 2014 and 2013, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. References to the Company include, where appropriate, OmniAmerican Bank, the Company’s wholly-owned subsidiary.
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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements by accounting for these transactions as secured borrowings. This update also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return of the transferred financial assets throughout the term of the transaction. ASU 2014-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” This update affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development (HUD), and the U.S. Department of Veterans Affairs (VA). The update requires that, upon foreclosure, a guaranteed mortgage loan be derecognized and a separate other receivable be recognized when specific criteria are met. ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.
NOTE 3 — Investment Securities
The amortized cost and estimated fair values of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of September 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014
U. S. government sponsored mortgage-backed securities	$278,912	$3,714	$(2,544)	$280,082
U. S. government sponsored collateralized mortgage obligations	148,825	1,801	(968)	149,658
Agency bonds	5,000	—	(242)	4,758
Municipal obligations	181	—	(3)	178
Other equity securities	6,000	—	(1)	5,999
Total investment securities available for sale	$438,918	$5,515	$(3,758)	$440,675
December 31, 2013
U. S. government sponsored mortgage-backed securities	$282,180	$2,616	$(5,208)	$279,588
U. S. government sponsored collateralized mortgage obligations	140,221	1,758	(1,403)	140,576
Agency bonds	5,000	—	(462)	4,538
Municipal obligations	179	—	(9)	170
Other equity securities	6,000	—	(97)	5,903
Total investment securities available for sale	$433,580	$4,374	$(7,179)	$430,775

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Investment securities available for sale with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Continuous Unrealized Losses Existing for
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2014
U. S. government sponsored mortgage-backed securities	$44,139	$(145)	$90,496	$(2,399)	$134,635	$(2,544)
U. S. government sponsored collateralized mortgage obligations	48,080	(300)	16,430	(668)	64,510	(968)
Agency bonds	—	—	4,758	(242)	4,758	(242)
Municipal obligations	—	—	178	(3)	178	(3)
Other equity securities	5,999	(1)	—	—	5,999	(1)
	$98,218	$(446)	$111,862	$(3,312)	$210,080	$(3,758)
December 31, 2013
U. S. government sponsored mortgage-backed securities	$142,715	$(5,088)	$2,248	$(120)	$144,963	$(5,208)
U. S. government sponsored collateralized mortgage obligations	50,066	(1,403)	—	—	50,066	(1,403)
Agency bonds	4,538	(462)	—	—	4,538	(462)
Municipal obligations	170	(9)	—	—	170	(9)
Other equity securities	5,903	(97)	—	—	5,903	(97)
	$203,392	$(7,059)	$2,248	$(120)	$205,640	$(7,179)
At September 30, 2014, the Company owned 192 investment securities of which 80 had unrealized losses. At December 31, 2013, the Company owned 202 investment securities of which 82 had unrealized losses. Unrealized losses generally result from interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, estimated prepayment speeds. These unrealized losses are considered to be temporary as they reflect fair values on September 30, 2014 and December 31, 2013, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell prior to recovery. Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more likely than not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
The amortized cost and fair value of securities available for sale by contractual maturity at September 30, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	31,606	31,072
Due after ten years	401,312	403,604
Equity securities	6,000	5,999
Total	$438,918	$440,675

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Investment securities with a fair value of $91.4 million and $161.6 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure Federal Home Loan Bank advances. In addition, investment securities with a fair value of $2.5 million and $2.2 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure repurchase agreements which are included in other borrowings.
Sales activity of securities available for sale for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds from sales of investment securities	$—	$3	$18,099	$46,215
Gross gains from sales of investment securities	—	—	607	1,701
Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.
NOTE 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Residential real estate loans:
One- to four-family	$274,902	$262,723
Home equity	15,654	17,106
Total residential real estate loans	290,556	279,829
Commercial loans:
Commercial real estate	107,259	106,560
Real estate construction	73,210	59,648
Commercial business	76,083	69,320
Total commercial loans	256,552	235,528
Consumer loans:
Automobile, indirect	177,213	264,671
Automobile, direct	31,478	31,598
Other consumer	16,074	15,330
Total consumer loans	224,765	311,599
Total loans	771,873	826,956
Plus (less):
Deferred fees and discounts	2,142	4,370
Allowance for loan losses	(6,248)	(6,445)
Total loans receivable, net	$767,767	$824,881

The Company originates one- to four-family residential real estate loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“FNMA”). Residential real estate loans serviced for FNMA are not included as assets on the consolidated balance sheets. The following table presents loans sold and serviced as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Principal balances of the loans sold and serviced for FNMA	$203,045	$189,084
Mortgage servicing rights associated with the mortgage loans serviced for FNMA	1,559	1,473

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents loans identified as impaired by class of loans as of September 30, 2014 and December 31, 2013:

	Recorded Balance	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Interest Income Recognized
	(In thousands)
September 30, 2014:
With no related allowance recorded:
One- to four-family	$6,334	$6,334	$—	$7,189	$169
Home equity	—	—	—	28	—
Commercial real estate	837	837	—	1,838	90
Real estate construction	—	—	—	—	—
Commercial business	—	—	—	267	1
Automobile, indirect	684	684	—	640	11
Automobile, direct	29	29	—	208	—
Other consumer	26	26	—	12	—
Impaired loans with no related allowance recorded	7,910	7,910	—	10,182	271
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	500	500	153	531	—
Real estate construction	—	—	—	—	—
Commercial business	640	640	172	793	4
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	1,140	1,140	325	1,324	4
Total	$9,050	$9,050	$325	$11,506	$275

December 31, 2013:
With no related allowance recorded:
One- to four-family	$7,531	$7,531	$—	$7,468	$305
Home equity	42	42	—	14	1
Commercial real estate	2,347	2,347	—	4,237	31
Real estate construction	—	—	—	3,171	66
Commercial business	591	591	—	700	21
Automobile, indirect	824	824	—	738	26
Automobile, direct	32	32	—	34	2
Other consumer	15	15	—	4	—
Impaired loans with no related allowance recorded	11,382	11,382	—	16,366	452
With an allowance recorded:
One- to four-family	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
Commercial real estate	551	551	321	46	—
Real estate construction	—	—	—	—	—
Commercial business	1,040	1,040	200	1,064	8
Automobile, indirect	—	—	—	—	—
Automobile, direct	—	—	—	—	—
Other consumer	—	—	—	—	—
Impaired loans with an allowance recorded	1,591	1,591	521	1,110	8
Total	$12,973	$12,973	$521	$17,476	$460

For the nine months ended September 30, 2013, the average recorded investment in impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired were $18.5 million and $324,000, respectively.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

As of September 30, 2014 and December 31, 2013, no additional funds were committed to be advanced in connection with impaired loans.
The following table presents the recorded investment in non-accrual loans by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Residential real estate loans:
One- to four-family	$1,063	$2,050
Home equity	—	42
Commercial loans:
Commercial real estate	618	800
Real estate construction	—	—
Commercial business	403	864
Consumer loans:
Automobile, indirect	427	558
Automobile, direct	16	15
Other consumer	26	15
Total	$2,553	$4,344
There were no loans greater than 90 days past due that continued to accrue interest at September 30, 2014 or December 31, 2013.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
September 30, 2014:
Residential real estate loans:
One- to four-family	$—	$625	$953	$1,578	$273,324	$274,902
Home equity	—	—	—	—	15,654	15,654
Commercial loans:
Commercial real estate	65	—	118	183	107,076	107,259
Real estate construction	—	—	—	—	73,210	73,210
Commercial business	31	—	75	106	75,977	76,083
Consumer loans:
Automobile, indirect	1,990	446	427	2,863	174,350	177,213
Automobile, direct	76	—	17	93	31,385	31,478
Other consumer	87	21	26	134	15,940	16,074
Total loans	$2,249	$1,092	$1,616	$4,957	$766,916	$771,873

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(In thousands)
December 31, 2013:
Residential real estate loans:
One- to four-family	$1,170	$—	$1,932	$3,102	$259,621	$262,723
Home equity	1	—	42	43	17,063	17,106
Commercial loans:
Commercial real estate	—	—	120	120	106,440	106,560
Real estate construction	876	—	—	876	58,772	59,648
Commercial business	—	—	—	—	69,320	69,320
Consumer loans:
Automobile, indirect	2,217	615	558	3,390	261,281	264,671
Automobile, direct	48	21	15	84	31,514	31,598
Other consumer	72	33	15	120	15,210	15,330
Total loans	$4,384	$669	$2,682	$7,735	$819,221	$826,956
Our methodology for evaluating the adequacy of the allowance for loan losses consists of:

•	a specific loss component which is the allowance for impaired loans; and

•	a general loss component for all other loans not individually evaluated for impairment but that, on a portfolio basis, are believed to have some inherent but unidentified loss.
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
Loans not meeting the criteria described above are considered to be pass-rated loans. The following table presents the risk category of loans by class for loans individually analyzed for impairment as of September 30, 2014 and December 31, 2013:

	Commercial Real Estate	Real Estate Construction	Commercial Business	One- to Four- Family	Total
	(In thousands)
September 30, 2014:
Pass	$102,992	$73,210	$72,336	$17,051	$265,589
Special Mention	319	—	1,215	—	1,534
Substandard	3,948	—	2,532	4,551	11,031
Doubtful	—	—	—	—	—
	$107,259	$73,210	$76,083	$21,602	$278,154
December 31, 2013:
Pass	$101,134	$59,536	$64,155	$15,514	$240,339
Special Mention	735	—	2,164	—	2,899
Substandard	4,691	112	3,001	3,175	10,979
Doubtful	—	—	—	—	—
	$106,560	$59,648	$69,320	$18,689	$254,217
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
The following table presents the prime and subprime residential real estate loans collectively evaluated for impairment as of September 30, 2014 and December 31, 2013:

	One- to Four- Family	Home Equity	Total
	(In thousands)
September 30, 2014:
Prime	$192,145	$15,166	$207,311
Subprime	61,155	488	61,643
	$253,300	$15,654	$268,954
December 31, 2013:
Prime	$195,919	$16,521	$212,440
Subprime	48,115	585	48,700
	$244,034	$17,106	$261,140

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company evaluates consumer loans based on the credit score for each borrower when the loan is originated. The Company defines a subprime consumer loan as any loan to a borrower who has a credit score of less than 661 at the time of funding. The following table presents the credit score for each of the classes of consumer loans as of September 30, 2014 and December 31, 2013:

Risk Tier	Credit Score	Automobile, indirect	Automobile, direct	Other consumer	Total
	(In thousands)
September 30, 2014:
A	720+	$92,698	$22,752	$12,038	$127,488
B	690–719	35,052	4,255	2,164	41,471
C	661–689	29,608	2,486	1,475	33,569
D	660 and under	19,855	1,985	397	22,237
		$177,213	$31,478	$16,074	$224,765
December 31, 2013:
A	720+	$135,583	$23,137	$11,453	$170,173
B	690–719	53,678	4,311	2,228	60,217
C	661–689	44,732	2,320	1,268	48,320
D	660 and under	30,678	1,830	381	32,889
		$264,671	$31,598	$15,330	$311,599

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment based on impairment method for the three months ended September 30, 2014 and 2013:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
September 30, 2014:
Allowance for loan losses for the three months ended:
Beginning balance	$871	$2,853	$2,664	$6,388
Charge-offs	(122)	(37)	(672)	(831)
Recoveries of loans previously charged-off	18	25	98	141
Provision for loan losses	131	9	410	550
Ending balance	$898	$2,850	$2,500	$6,248
Allowance for loan losses for the nine months ended:
Beginning balance	$851	$2,517	$3,077	$6,445
Charge-offs	(224)	(116)	(2,166)	(2,506)
Recoveries of loans previously charged-off	41	59	284	384
Provision for loan losses	230	390	1,305	1,925
Ending balance	$898	$2,850	$2,500	$6,248
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$325	$—	$325
Collectively evaluated for impairment	898	2,525	2,500	5,923
Total ending balance	$898	$2,850	$2,500	$6,248
September 30, 2013:
Allowance for loan losses for the three months ended:
Beginning balance	$794	$3,375	$2,913	$7,082
Charge-offs	(86)	—	(591)	(677)
Recoveries of loans previously charged-off	6	18	61	85
Provision for loan losses	157	(961)	1,004	200
Ending balance	$871	$2,432	$3,387	$6,690
Allowance for loan losses for the nine months ended:
Beginning balance	$870	$3,133	$2,897	$6,900
Charge-offs	(239)	(202)	(1,890)	(2,331)
Recoveries of loans previously charged-off	28	48	245	321
Provision for loan losses	212	(547)	2,135	1,800
Ending balance	$871	$2,432	$3,387	$6,690
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$209	$—	$209
Collectively evaluated for impairment	871	2,223	3,387	6,481
Total ending balance	$871	$2,432	$3,387	$6,690

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company’s recorded investment in loans as of September 30, 2014, December 31, 2013, and September 30, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
September 30, 2014:
Loans individually evaluated for impairment	$6,334	$1,977	$739	$9,050
Loans collectively evaluated for impairment	284,222	254,575	224,026	762,823
Total ending balance	$290,556	$256,552	$224,765	$771,873
December 31, 2013:
Loans individually evaluated for impairment	$7,573	$4,529	$871	$12,973
Loans collectively evaluated for impairment	272,256	230,999	310,728	813,983
Total ending balance	$279,829	$235,528	$311,599	$826,956
September 30, 2013:
Loans individually evaluated for impairment	$7,851	$6,698	$719	$15,268
Loans collectively evaluated for impairment	270,280	243,672	334,766	848,718
Total ending balance	$278,131	$250,370	$335,485	$863,986
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
A summary of the Company’s loans classified as TDRs at September 30, 2014 and December 31, 2013 is presented below:

	September 30, 2014	December 31, 2013
	(In thousands)
TDR
Residential Real Estate	$5,380	$6,276
Commercial	1,047	2,581
Consumer	308	382
Total TDR	6,735	9,239
Less: TDR in non-accrual status
Residential Real Estate	109	795
Commercial	328	483
Consumer	38	99
Total performing TDR	$6,260	$7,862

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The Company may grant concessions through a number of different restructuring methods. The following table presents the outstanding principal balance of loans by class and by method of concession that were the subject of a TDR during the nine months ended September 30, 2014 and 2013:

	Residential Real Estate	Commercial	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2014:
Interest rate reduction	$1,430	$—	$48	$1,478
Loan maturity extension	—	—	—	—
Forbearance	—	—	—	—
Principal reduction	—	—	35	35
Total	$1,430	$—	$83	$1,513
Nine Months Ended September 30, 2013:
Interest rate reduction	$—	$365	$24	$389
Loan maturity extension	—	—	28	28
Forbearance	—	—	—	—
Principal reduction	—	—	—	—
Total	$—	$365	$52	$417

The following table presents the number of loans modified and the balances before and after modification for the nine months ended September 30, 2014 and 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(Dollar amounts in thousands)
Nine Months Ended September 30, 2014:
Residential Real Estate	1	$1,430	$1,430
Commercial	—	—	—
Consumer	7	98	84
Total	8	$1,528	$1,514
Nine Months Ended September 30, 2013:
Residential Real Estate	—	$—	$—
Commercial	1	371	371
Consumer	3	59	59
Total	4	$430	$430
Included in the impaired loans as of September 30, 2014 and December 31, 2013 were TDRs of $6.7 million and $9.2 million, respectively. The Company has allocated $62,000 and $72,000 of specific reserves to customers whose loan terms have been modified as TDRs at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, no additional funds were committed to be advanced in connection with TDRs.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

At September 30, 2014 and December 31, 2013, the Company had balances in non-performing assets consisting of the following:

	September 30, 2014	December 31, 2013
	(Dollar amounts in thousands)
Other real estate owned and foreclosed assets
Residential Real Estate	$861	$107
Commercial	70	70
Consumer	447	850
Total other real estate owned and foreclosed assets	1,378	1,027
Total non-accrual loans	2,553	4,344
Total non-performing assets	$3,931	$5,371
Non-accrual loans/Total loans	0.33%	0.53%
Non-performing assets/Total assets	0.29%	0.39%

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
The outstanding notional value and fair values of outstanding positions as of September 30, 2014, and 2013, and December 31, 2013, and the recorded gains and losses during the nine months ended September 30, 2014 and 2013, and the year ended December 31, 2013 were as follows:

	Outstanding Notional Balance	Fair Value	Recorded (Losses)/Gains
	(In thousands)
September 30, 2014:
Interest rate lock commitments	$4,971	$43	$(13)

December 31, 2013:
Interest rate lock commitments	$3,453	$56	$(208)

September 30, 2013:
Interest rate lock commitments	$6,792	$202	$(62)

The Company had no forward loan sales commitments at September 30, 2014, December 31, 2013, or September 30, 2013.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 6 — Other Borrowings
Beginning July 26, 2007, the Company entered into sales of securities under agreements to repurchase (“Repurchase Agreements”) with PNC Bank, N.A. (“PNC”). The Repurchase Agreements are structured as the sale of a specified amount of identified securities to PNC which the Company has agreed to repurchase five years after the initial sale. The Repurchase Agreements are treated as financings, and the obligations to repurchase securities sold are included in other borrowings in the consolidated balance sheets. The underlying securities continue to be carried as assets of the Company, and the Company is entitled to receive interest and principal payments on the underlying securities. The Company had $2.0 million in repurchase agreements outstanding at September 30, 2014 and December 31, 2013. These repurchase agreements were secured by investment securities with a fair value of $2.5 million and $2.2 million at September 30, 2014 and December 31, 2013, respectively.
Other borrowings included overnight borrowings from the Federal Home Loan Bank of Dallas of $5.0 million with an interest rate of 0.15% at September 30, 2014. There were no overnight borrowings on December 31, 2013.
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
The ESOP purchased 8% of the shares sold in the initial public offering of the Company (952,200 shares). This purchase was facilitated by a note payable to the Company from the ESOP in the amount of $9.5 million. The note is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unallocated ESOP shares in the accompanying consolidated balance sheets. The corresponding note is to be paid back in 25 approximately equal annual payments of $561,000 on the last day of each fiscal year, beginning December 31, 2010, including interest at an adjustable rate equal to the Wall Street Journal prime rate (3.25% as of September 30, 2014 and December 31, 2013). The note payable and the corresponding note receivable have been eliminated for consolidation purposes.
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
The ESOP shares as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Allocated shares	180,918	152,352
Unearned shares	771,282	799,848
Total ESOP shares	952,200	952,200
Fair value of unearned shares (in thousands)	$20,046	$17,101
Year-to-date compensation expense recognized from the release of shares from the ESOP (in thousands)	691	893

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
The net periodic pension cost for the three and nine months ended June 30, 2014 and 2013 includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Interest cost on projected benefit obligation	$55	$57	$165	$171
Expected return on assets	(86)	(74)	(258)	(222)
Amortization of net loss	11	48	33	144
Net periodic pension cost	$(20)	$31	$(60)	$93
Share-Based Compensation

At its annual meeting held May 24, 2011, the Company’s shareholders approved the OmniAmerican Bancorp, Inc. 2011 Equity Incentive Plan (the “Plan”) which provides for the grant of stock-based and other incentive awards to officers, employees, and directors of the Company. The Plan provides the board or a committee thereof with the flexibility to award no less than half the eligible awards, constituting 7% of the shares issued in the Company’s initial public offering, in the form of stock options and up to 7% of the shares issued in the initial public offering in the form of restricted stock. By resolution by the board of directors, the board confirmed that restricted stock awards will not exceed 4% of the common stock sold in the Company’s initial public offering. Pursuant to board resolution, 1,190,250 options to purchase shares of common stock and 476,100 restricted shares of common stock were made available. Share-based compensation expense for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Share-based compensation expense	$571	$565	$1,612	$1,459
Restricted Stock
Compensation expense for restricted stock is recognized over the vesting period of the awards based on the fair value of the stock at grant date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Shares awarded to employees vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Shares awarded to directors vest at rates of 20% to 33% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The vesting period is subject to acceleration of vesting upon the involuntary termination of the award recipient’s service following a change in control of the Company or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable pursuant to board resolution were 476,100 at September 30, 2014, of which 392,616 shares had been issued under the Plan through September 30, 2014.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

A summary of changes in the Company’s non-vested restricted shares for the nine months ended September 30, 2014 follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested at January 1, 2014	179,583	$19.18
Granted	97,078	21.16
Vested	(57,470)	(17.81)
Forfeited	(6,000)	(21.06)
Non-vested at September 30, 2014	213,191	$20.39

As of September 30, 2014, the Company had $3.2 million of unrecognized compensation expense related to non-vested shares of restricted stock awarded under the Plan. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.47 years. The Company applied an estimated forfeiture rate of 12.19% to employees’ and 3.70% to directors’ shares based on the historical turnover rates.
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
The weighted average fair value of each stock option granted during the nine months ended September 30, 2014 was $7.03. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

Risk-free interest rate	2.12%
Expected term of stock options (years)	7.5
Expected stock price volatility	30.64%
Expected dividends	0.90%
Forfeiture rate — for officers and employees	13.03%
Forfeiture rate — for directors	—%

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

A summary of activity in the stock option portion of the Plan for the nine months ended September 30, 2014 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	394,933	$16.13	7.54	$2,088
Granted	428,788	21.11	9.68	2,092
Exercised	(37,476)	14.70	—	(385)
Forfeited	(22,400)	21.09	—	(110)
Expired	(2,400)	22.24	—	(9)
Outstanding at September 30, 2014	761,445	$18.84	8.23	$5,445
Fully vested and expected to vest	659,368	$18.63	8.12	$4,851
Exercisable at September 30, 2014	191,632	$15.60	6.57	$1,991
As of September 30, 2014, the Company had $2.9 million of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 3.81 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of September 30, 2014.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Earnings:
Net income	$1,602	$2,196	$4,029	$4,803
Distributed and undistributed earnings to participating securities	(32)	—	(87)	—
Income available to common shareholders	1,570	2,196	3,942	4,803
Basic shares:
Weighted-average common shares outstanding	11,553,578	11,458,923	11,530,095	11,449,808
Less: Average unallocated ESOP shares	(774,456)	(812,544)	(783,978)	(822,066)
Average unvested restricted stock awards	(216,586)	(199,377)	(232,181)	(233,265)
Average shares for basic earnings per share	10,562,536	10,447,002	10,513,936	10,394,477
Net income per common share, basic	$0.15	$0.21	$0.37	$0.46
Diluted shares:
Weighted-average common shares outstanding for basic earnings per common share	10,562,536	10,447,002	10,513,936	10,394,477
Add: Dilutive effects of share-based compensation plan	93,145	112,321	79,702	143,050
Average shares for diluted earnings per share	10,655,681	10,559,323	10,593,638	10,537,527
Net income per common share, diluted	$0.15	$0.21	$0.37	$0.46

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
Interest rate lock commitments: Interest rate locks on commitments to originate loans for the held for sale portfolio are reported at fair value in other assets on the consolidated balance sheets with changes in value recorded in current earnings. The estimated fair values of the interest rate lock commitments are based on quoted secondary market pricing, include the fair value of the servicing rights based on the discounted present value of expected future cash flows, and assume an approximate closure rate based on recent historical experience. At September 30, 2014, for loans with terms of 180 months, the fair value of the servicing rights was estimated as 0.91% of the loan balance if the loan had an interest rate of 3.50% or lower and 0.92% of the loan balance if the loan had an interest rate of higher than 3.50% and equal to or less than 4.00%. For loans with terms greater than 180 months, the fair value was estimated as 1.19% of the loan balance if the loan had an interest rate higher than 4.00% but equal to or less than 4.50% and 1.05% of the loan balance if the loan had an interest rate higher than 4.50% but less than 5.00%. At December 31, 2013, the fair value of the servicing rights was estimated as 1.00% of the loan balance for loans with terms of 180 months, and for loans with terms of greater than 180 month, the fair value was estimated as 1.31% of the loan balance if the loan had an interest rate of 4.50% or lower and 1.08% of the loan balance if the loan had an interest rate higher than 4.50%. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. At September 30, 2014 and December 31, 2013, the estimated closure rate based on historical experience over the preceding two-year period was 82.4% and 77.1%, respectively. Because the closure rate and fair value of servicing rights are significant unobservable assumptions, interest rate lock commitments are included in Level 3 of the hierarchy.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014, Using			Total Fair Value at September 30, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. government sponsored mortgage-backed securities	$—	$280,082	$—	$280,082
U.S. government sponsored collateralized mortgage obligations	—	149,658	—	149,658
U.S. government agency securities	—	4,758	—	4,758
Municipal obligations	—	178	—	178
Other equity securities	—	5,999	—	5,999
Interest rate lock commitments	—	—	43	43

	Fair Value Measurements at December 31, 2013 Using			Total Fair Value at December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
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

A reconciliation and income statement classification of gains and losses for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013 has not been provided since the amounts are not significant.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The following table presents impaired loans that were remeasured and reported at fair value through a specific reserve of the allowance for loan losses based upon the fair value of the underlying collateral during the nine months ended June 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Carrying value of impaired loans	$1,140	$1,124
Specific reserve	(325)	(209)
Fair Value	$815	$915
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The estimated fair values of mortgage servicing rights are classified as Level 3 because they are obtained from independent third-party valuations through an analysis of cash flows and incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, such as the market’s perception of future interest rate movements. The Company’s mortgage servicing rights were recorded at $1.6 million and $1.5 million at September 30, 2014 and December 31, 2013, respectively.
Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned. Other real estate owned is carried at fair value less estimated selling costs (as determined by independent appraisal) within Level 3 of the fair value hierarchy. At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. The fair value is reviewed periodically and subsequent write-downs are recorded accordingly. The following table represents other real estate owned that was remeasured and reported at fair value as of September 30, 2014 and September 30, 2013:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Carrying value of other real estate owned prior to remeasurement	$1,214	$1,631
Less: charge-offs recognized in the allowance for loan losses at initial acquisition	(96)	(18)
Add: fair value adjustments recognized in noninterest income at initial acquisition	—	43
Less: subsequent write-downs included in net loss on write-down of other real estate owned	(29)	(227)
Less: sales of other real estate owned	(228)	(502)
Carrying value of remeasured other real estate owned at end of period	$861	$927

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

Significant unobservable inputs used in Level 3 fair value measurements for financial assets and nonfinancial assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013, are summarized below:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value (In thousands)	Valuation Techniques	Unobservable Input	Range (Average)
September 30, 2014:
Impaired loans, net of allowance	$468	Discounted Cash Flow Analysis	Interest rate	1.5% - 7.0% (3.9%)
			Loan term (in months)	60 - 120 (95)
	$347	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	6.0% (6.0%)
			Estimated property maintenance	0% (0%)
Mortgage servicing rights	$1,559	Discounted Cash Flow Analysis	Interest rate	2.6% - 7.9% (4.2%)
			Loan term (in months)	111 - 527 (312)
Other real estate owned	$931	Third-Party Appraisal	Discount of market value	0% - 0.3% (0.2%)
			Estimated marketing costs	6.0% - 12.0% (8.4%)
			Estimated property maintenance	0% (0%)
December 31, 2013:
Impaired loans, net of allowance	$840	Discounted Cash Flow Analysis	Interest rate	1.5% - 7.0% (4.9%)
			Loan term (in months)	60 - 120 (91)
	$230	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	6.0% (6.0%)
			Estimated property maintenance	3.6% (3.6%)
Mortgage servicing rights	$1,473	Discounted Cash Flow Analysis	Interest rate	2.6% - 7.9% (4.3%)
			Loan term (in months)	82 - 527 (312)
Other real estate owned	$177	Third-Party Appraisal	Discount of market value	0% (0%)
			Estimated marketing costs	0.0% - 6.0% (2.4%)
			Estimated property maintenance	0% (0%)
There were no transfers between levels during the nine months ended September 30, 2014 or the year ended December 31, 2013.
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

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$13,704	$13,704	$15,880	$15,880
Level 2 inputs:
Securities available for sale	440,675	440,675	430,775	430,775
Other investments	16,486	16,486	19,782	19,782
Loans held for sale	2,014	2,014	1,509	1,522
Accrued interest receivable	3,168	3,168	3,447	3,447
Level 3 inputs:
Loans, net	767,767	773,716	824,881	840,478
Mortgage servicing rights	1,559	1,559	1,473	1,473
Interest rate lock commitments	43	43	56	56
Financial liabilities:
Level 2 inputs:
Federal Home Loan Bank advances	$302,833	$305,731	$362,000	$360,576
Other borrowings	5,000	5,000	—	—
Accrued interest payable	320	320	389	389
Level 3 inputs:
Deposits	798,791	801,065	813,574	824,856
Repurchase agreements	2,000	2,015	2,000	2,049
Off-balance sheet financial instruments:
Loan commitments	$—	$—	$—	$—
Letters of credit	—	—	—	—
NOTE 10 — Business Combination

On April 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southside Bancshares, Inc. (“Southside”), and Omega Merger Sub, Inc., a wholly owned subsidiary of Southside (“Merger Sub”), whereby Merger Sub will merge with and into the Company with the Company as the surviving corporation (the “First Merger”). Immediately after the First Merger, the Company will be merged with and into Southside with Southside as the surviving corporation and, subsequently, OmniAmerican Bank will be merged into Southside’s wholly owned bank subsidiary, Southside Bank, with Southside Bank as the surviving bank. If the First Merger is completed, shareholders of the Company will receive 0.4459 of a share of Southside’s common stock plus $13.125 in cash for each outstanding share of OmniAmerican common stock. On October 14, 2014, OmniAmerican stockholders approved the First Merger. Also on October 14, 2014, Southside shareholders approved the issuance of Southside common stock to OmniAmerican stockholders in connection with the First Merger. Completion of the mergers is subject to the approval by the appropriate regulatory agencies and other customary terms and conditions as described in the Merger Agreement. The Merger Agreement was filed with the Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2014.

OmniAmerican Bancorp, Inc. and Subsidiary
Condensed Notes to Unaudited Consolidated Interim Financial Statements — (Continued)

NOTE 11 — Commitments and Contingencies
On June 25, 2014, a purported stockholder of OmniAmerican filed a lawsuit in the Circuit Court for Baltimore City, Maryland (the "Court") captioned McDougal v. OmniAmerican Bancorp, Inc., et al., Case No. 24-C-14-003920 (the "Litigation"), naming OmniAmerican, members of OmniAmerican’s board of directors, Southside and Merger Sub as defendants. The lawsuit is purportedly brought on behalf of a putative class of OmniAmerican’s public stockholders and seeks a declaration that it is properly maintainable as a class action and a certification of the plaintiff and her counsel as class representative and class counsel. The lawsuit asserts direct and derivative claims against OmniAmerican’s directors and alleges that they breached their fiduciary duties and that OmniAmerican, Southside and Merger Sub aided and abetted those alleged breaches by, among other things, (a) failing to take steps to maximize shareholder value for OmniAmerican public stockholders; (b) failing to properly value OmniAmerican; (c) failing to protect against conflicts of interest; (d) failing to disclose material information necessary for OmniAmerican stockholders to make an informed vote on the First Merger; and (e) agreeing to deal protection devices that preclude a fair sales process. Among other relief, the plaintiff seeks to enjoin the mergers. On July 9, 2014, the plaintiff filed a motion to transfer the case to Maryland's Business and Technology Case Management Program.
On July 29, 2014, OmniAmerican, OmniAmerican’s board of directors and Southside filed a motion to dismiss the case. On July 30, 2014, the plaintiff filed a motion to take expedited discovery.
After filing the Litigation and engaging in certain limited discovery, plaintiff's counsel indicated to defendants’ counsel that they believed additional disclosures should be made available to the stockholders of OmniAmerican. On September 12, 2014, the defendants and the plaintiff in the Litigation entered into a memorandum of understanding (the “MOU”) agreeing in principle to settle the Litigation in exchange for defendants’ agreement to make certain supplemental disclosures described below. The MOU contemplates that the parties will prepare a definitive stipulation of settlement, which will be subject to Court approval. If approved by the Court, it is anticipated that the settlement will result in a release of the defendants from any and all claims that were or could have been asserted challenging any aspect of or otherwise relating to the mergers, the merger agreement or the disclosures made in connection therewith, and that the Litigation will be dismissed with prejudice.
Pursuant to the terms of the MOU, OmniAmerican has agreed to make certain supplemental disclosures regarding the mergers in a supplement to the joint proxy statement/prospectus. The supplemental disclosures are contained in a proxy supplement filed with the Securities and Exchange Commission on September 16, 2014, which should be read in its entirety. In return, the plaintiff has agreed to the dismissal of the Litigation with prejudice and to withdraw and/or refrain from filing any and all motions seeking to enjoin the mergers. In addition, the MOU contemplates that the parties will negotiate in good faith to attempt to agree upon an amount of attorneys' fees and expenses and that plaintiff's counsel may petition the Court for an award of attorneys’ fees and expenses, which if granted by the Court, would be paid by OmniAmerican or its insurers or successors. Should the parties fail to reach an agreement on attorneys' fees and expenses, the defendants may oppose the petition for an award of attorneys’ fees and expenses. There can be no assurance that the parties will ultimately reach agreement on a definitive stipulation of settlement or that the Court will approve the proposed settlement, even if the parties were to enter into such stipulation of settlement. In such event, the proposed settlement as contemplated by the MOU may be terminated. The proposed settlement will not affect the consideration to be paid to stockholders of OmniAmerican in connection with the proposed first merger.
The defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to the facts and claims asserted, or which could have been asserted, in the Litigation, including that they have committed any violations of law or breach of fiduciary duty, aided and abetted any violations of law or breaches of fiduciary duty, acted improperly in any way or have any liability or owe any damages of any kind to the plaintiff or to the purported class, and specifically deny that any further supplemental disclosure is required under any applicable rule, statute, regulation or law or that the OmniAmerican directors failed to maximize stockholder value by entering into the merger agreement with Southside and Merger Sub. The settlement contemplated by the MOU is not, and should not be construed as, an admission of wrongdoing or liability by any defendant. However, to avoid the risk of delaying the mergers, and to provide additional information to the stockholders of OmniAmerican at a time and in a manner that would not cause any delay of the mergers, the defendants agreed to the settlement described above.
The parties considered it desirable that the Litigation be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the Litigation.

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
On April 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southside Bancshares, Inc. (“Southside”), and Omega Merger Sub, Inc., a wholly owned subsidiary of Southside (“Merger Sub”), whereby Merger Sub will merge with and into the Company with the Company as the surviving corporation (the “First Merger”). Immediately after the First Merger, the Company will be merged with and into Southside with Southside as the surviving corporation and, subsequently, OmniAmerican Bank will be merged into Southside’s wholly owned bank subsidiary, Southside Bank, with Southside Bank as the surviving bank. If the First Merger is completed, shareholders of the Company will receive 0.4459 of a share of Southside’s common stock plus $13.125 in cash for each outstanding share of OmniAmerican common stock. On October 14, 2014, OmniAmerican stockholders approved the First Merger. Also on October 14, 2014, Southside shareholders approved the issuance of Southside common stock to OmniAmerican stockholders in connection with the First Merger. Completion of the mergers is subject to the approval by the appropriate regulatory agencies and other customary terms and conditions as described in the Merger Agreement. The Merger Agreement was filed with the Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2014.
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
In addition to loans, we invest in a variety of investments, primarily government sponsored mortgage-backed securities and government sponsored collateralized mortgage obligations, and to a lesser extent municipal obligations, agency bonds and equity securities. At September 30, 2014, our investment securities portfolio had an amortized cost of $438.9 million.

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
Comparison of Financial Condition at September 30, 2014 and December 31, 2013
Assets. Total assets decreased to $1.34 billion at September 30, 2014 from $1.39 billion at December 31, 2013. Loans, net of the allowance for loan losses and deferred fees and discounts, decreased $57.1 million, other investments decreased $3.3 million, and cash and cash equivalents decreased $2.2 million while securities available for sale increased $9.9 million.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $2.2 million, or 13.7%, to $13.7 million at September 30, 2014 from $15.9 million at December 31, 2013. The decrease in total cash and cash equivalents reflects $182.7 million in cash used to originate loans, $77.2 million in cash used to purchase securities classified as available for sale, a $59.2 million net decrease in Federal Home Loan Bank advances, and a net decrease in deposits of $14.8 million during the nine months ended September 30, 2014. These decreases in cash and cash equivalents were partially offset by loan principal repayments of $192.7 million, principal repayments and maturities of securities of $52.5 million, proceeds from the sales of loans of $42.3 million, and proceeds from the sales of securities available for sale of $18.1 million during the nine months ended September 30, 2014. The loans sold during the nine months ended September 30, 2014 consisted of one- to four-family residential real estate loans with terms 15 years or greater. These loans were sold in order to manage our interest rate risk.
Loans held for sale. Loans held for sale increased $505,000, or 33.5%, to $2.0 million at September 30, 2014 from $1.5 million at December 31, 2013. The increase in loans held for sale resulted from originations of $42.0 million, partially offset by $41.5 million in sales during the nine months ended September 30, 2014.
Securities. Securities classified as available for sale increased $9.9 million, or 2.3%, to $440.7 million at September 30, 2014 from $430.8 million at December 31, 2013. The increase was primarily due to purchases of $77.2 million in securities classified as available for sale and a increase in unrealized gains of $4.6 million during the nine months ended September 30, 2014, partially offset by principal repayments and maturities of $52.5 million, sales of investment securities of $17.5 million, and the amortization of net premiums on investments of $1.9 million. At September 30, 2014, securities classified as available for sale consisted of government sponsored mortgage-backed securities, government sponsored collateralized mortgage obligations, agency bonds, municipal obligations, and other equity securities.
Other Investments. Other investments decreased $3.3 million, or 16.7%, to $16.5 million at September 30, 2014 from $19.8 million at December 31, 2013. The decrease was primarily due to $3.5 million in redemptions of Federal Home Loan Bank stock, partially offset by $197,000 in purchases of other investments during the nine months ended September 30, 2014.

Loans. Loans, net of the allowance for loan losses and deferred fees and discounts, decreased $57.1 million, or 6.9%, to $767.8 million at September 30, 2014 from $824.9 million at December 31, 2013.

	September 30, 2014	December 31, 2013	Dollar change	Percent change
	(Dollars in thousands)
One- to four-family	$274,902	$262,723	$12,179	4.6%
Home equity	15,654	17,106	(1,452)	(8.5)
Commercial real estate	107,259	106,560	699	0.7
Real estate construction	73,210	59,648	13,562	22.7
Commercial business	76,083	69,320	6,763	9.8
Automobile, indirect	177,213	264,671	(87,458)	(33.0)
Automobile, direct	31,478	31,598	(120)	(0.4)
Other consumer	16,074	15,330	744	4.9
Total loans	771,873	826,956	(55,083)	(6.7)
Other items:
Unearned fees and discounts, net	2,142	4,370	(2,228)	(51.0)
Allowance for loan losses	(6,248)	(6,445)	197	(3.1)
Total loans, net	$767,767	$824,881	$(57,114)	(6.9)%
The decrease in loans was primarily attributable to a decrease in indirect automobile loans of $87.5 million, or 33.0%, to $177.2 million at September 30, 2014 from $264.7 million at December 31, 2013, due to the discontinuation of our indirect lending program in October 2013. This decrease was partially offset by an increase in real estate construction loans of $13.6 million, or 22.7%, to $73.2 million at September 30, 2014 from $59.6 million at December 31, 2013, an increase in one- to four-family residential real estate loans of $12.2 million, or 4.6%, to $274.9 million at September 30, 2014 from $262.7 million at December 31, 2013, and an increase in commercial business loans of $6.8 million, or 9.8%, to $76.1 million at September 30, 2014 from $69.3 million at December 31, 2013. We continue to monitor the composition of our loan portfolio and seek to obtain a reasonable return while containing the potential for risk of loss.
Allowance for Loan Losses. The allowance for loan losses decreased $197,000 during the nine months ended September 30, 2014. The decrease was primarily due to a $196,000 decrease in specific reserves on impaired loans to $325,000 at September 30, 2014 from $521,000 at December 31, 2013. Impaired loans with balances totaling $1.1 million and $1.6 million required specific reserves at September 30, 2014 and December 31, 2013, respectively. Impaired loans with balances totaling $7.9 million and $11.4 million did not require specific reserves at September 30, 2014 and December 31, 2013, respectively. The allowance for loan losses represented 0.81% and 0.78% of total loans at September 30, 2014 and December 31, 2013, respectively.
The significant changes in the amount of the allowance for loan losses during the nine months ended September 30, 2014 related to a (i) $168,000 decrease in specific reserves on one impaired commercial real estate loan due to an increase in the appraised collateral value of the loan as well as regular paydowns received on the loan, a (ii) $577,000 decrease in the allowance for loan losses attributable to unimpaired consumer loans primarily due to the discontinuation of the indirect lending program in October 2013, partially offset by a (iii) $529,000 increase in the allowance for loan losses attributable to unimpaired commercial loans resulting from a $23.6 million, or 10.2%, increase in unimpaired commercial loans outstanding at September 30, 2014 from December 31, 2013. Management also considered local economic factors and unemployment as well as the higher risk profile of real estate construction and commercial business loans when evaluating the adequacy of the allowance for loan losses as it pertains to these types of loans.
Bank-Owned Life Insurance. Bank-owned life insurance increased $1.1 million, or 2.4%, to $44.7 million at September 30, 2014 from $43.6 million at December 31, 2013. The increase in bank-owned life insurance is due to the increase in the cash surrender value of the policies.

Deposits. Deposits decreased $14.8 million, or 1.8%, to $798.8 million at September 30, 2014 from $813.6 million at December 31, 2013.

	September 30, 2014	December 31, 2013	Dollar change	Percent change
	(Dollars in thousands)
Noninterest-bearing demand	$57,399	$58,071	$(672)	(1.2)%
Interest-bearing demand	141,526	146,818	(5,292)	(3.6)
Savings	108,806	105,030	3,776	3.6
Money market	235,362	233,918	1,444	0.6
Certificates of deposit	255,698	269,737	(14,039)	(5.2)
Total deposits	$798,791	$813,574	$(14,783)	(1.8)%
The decrease in deposits was primarily attributable to a $14.0 million decrease in certificates of deposit and a $5.3 million decrease in interest-bearing demand deposits. The decrease in certificates of deposits resulted from certificates of deposit that matured and were not renewed. The decrease in interest-bearing demand accounts was primarily due to a decrease in consumer checking accounts. These decreases in deposits were partially offset by increases in savings deposits of $3.8 million and money market deposits of $1.4 million. Increases in savings deposits were primarily due to organic growth in the bank’s 14 branches, and increases in money market deposits were primarily attributable to growth in commercial deposits.
Borrowings. Federal Home Loan Bank advances decreased $59.2 million, or 16.3%, to $302.8 million at September 30, 2014 from $362.0 million at December 31, 2013. The decrease in Federal Home Loan Bank advances was attributable to scheduled maturities of $150.2 million advances, offset by new advances of $91.0 million during the nine months ended September 30, 2014. Other borrowings increased $5.0 million to $7.0 million at September 30, 2014 from $2.0 million at December 31, 2013 due to overnight borrowings.
Stockholders’ Equity. At September 30, 2014, our stockholders’ equity was $215.4 million, an increase of $8.3 million, or 4.0%, from $207.1 million at December 31, 2013.

	September 30, 2014	December 31, 2013	Dollar change	Percent change
	(Dollars in thousands)
Common stock	$116	$115	$1	0.9%
Additional paid-in capital	111,819	109,250	2,569	2.4%
Unallocated ESOP shares	(7,713)	(7,999)	286	(3.6)%
Retained earnings	110,725	108,304	2,421	2.2%
Accumulated other comprehensive (loss) income	483	(2,528)	3,011	(119.1)%
Total stockholders’ equity	$215,430	$207,142	$8,288	4.0%
The increase in stockholders’ equity was primarily due to net income of $4.0 million, a increase in unrealized gains on available for sale securities of $3.0 million after tax, share-based compensation expense of $1.6 million, and ESOP compensation expense of $691,000 during the nine months ended September 30, 2014. These increases were partially offset by dividends declared and paid of $1.6 million.
Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013
General. Net income decreased $594,000, or 27.0%, to $1.6 million for the three months ended September 30, 2014 from $2.2 million for the prior year period. The decrease in net income reflected a decrease in net interest income of $1.7 million, an increase in the provision for loan losses of $350,000, and a decrease in noninterest income of $316,000, partially offset by a decrease in noninterest expense of $1.1 million and a decrease in income tax expense of $682,000.
Interest Income. Interest income decreased $1.8 million, or 14.0%, to $11.6 million for the three months ended September 30, 2014 from $13.4 million for the three months ended September 30, 2013. The decrease resulted primarily from a 57 basis point decrease in the average yield on interest-earning assets to 3.67% for the three months ended September 30, 2014 from 4.24% for the three months ended September 30, 2013 and a $9.1 million, or 0.7%, decrease in the average balance of interest-earning assets to $1.26 billion for the three months ended September 30, 2014 from $1.27 billion for the three months ended September 30, 2013.

	Three Months Ended September 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Interest income:
Loans, including fees	$8,990	$11,097	$(2,107)	(19.0)%
Securities—taxable	2,561	2,335	226	9.7
Securities—nontaxable	1	—	1	—
Total interest income	$11,552	$13,432	$(1,880)	(14.0)%
The decrease in interest income on loans of $2.1 million was primarily due to the recognition of $1.3 million of interest income in the third quarter of 2013 on a non-performing loan that was paid off in July 2013 and a $1.1 million decrease in interest income earned on indirect auto loans resulting from the discontinuation of our indirect lending program in October 2013. These decreases resulted in a decrease in the average yield on our loan portfolio of 65 basis points to 4.62% for the three months ended September 30, 2014 from 5.27% for the three months ended September 30, 2013 and a decrease in the average balance of our loan portfolio of $64.2 million, or 7.6%, to $778.3 million for the three months ended September 30, 2014 from $842.5 million for the three months ended September 30, 2013.
The increase in interest income on investment securities of $227,000 resulted primarily from a $48.1 million, or 11.9%, increase in the average balance of our securities portfolio to $452.1 million for the three months ended September 30, 2014 from $404.0 million for the three months ended September 30, 2013, primarily due to purchases of securities. These increases were partially offset by a decrease in the average yield on our securities portfolio of 5 basis points to 2.24% for the three months ended September 30, 2014 from 2.29% for the three months ended September 30, 2013.
Interest Expense. Interest expense decreased by $209,000, or 11.4%, to $1.6 million for the three months ended September 30, 2014 from $1.8 million for the three months ended September 30, 2013.

	Three Months Ended September 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Interest expense:
Deposits	$1,012	$1,181	$(169)	(14.3)%
Borrowed funds	606	646	(40)	(6.2)
Total interest expense	$1,618	$1,827	$(209)	(11.4)%
The decrease in interest expense on deposits of $169,000 resulted from a decrease in the average rate we paid on deposits and a decrease in the average balance of interest-bearing deposits. The average rate we paid decreased 9 basis points to 0.54% for the three months ended September 30, 2014 from 0.63% for the three months ended September 30, 2013, as we were able to reprice our deposits lower as market interest rates declined. The average balance of interest-bearing deposits decreased $2.8 million, or 0.4%, to $748.2 million for the three months ended September 30, 2014 from $751.0 million for the three months ended September 30, 2013. The decrease in the average balance of our interest-bearing deposits was primarily due to decreases in the average balances of our certificates of deposit, partially offset by increases in the average balances of our money market accounts, interest-bearing demand accounts, and savings accounts. This shift in deposit composition also contributed to the decrease in the average rate paid on deposits.
Interest expense on certificates of deposit decreased $178,000, or 17.5%, to $839,000 for the three months ended September 30, 2014 from $1.0 million for the three months ended September 30, 2013. The average rate paid on certificates of deposit decreased 18 basis points to 1.29% for the three months ended September 30, 2014 from 1.47% for the three months ended September 30, 2013, reflecting the continuing low market interest rate environment. In addition, the average balance of certificates of deposit decreased $17.1 million, or 6.2%, to $259.7 million for the three months ended September 30, 2014 from $276.8 million for the three months ended September 30, 2013.

The decrease in interest expense on borrowed funds of $40,000 resulted primarily from a decrease of $33.8 million, or 9.6%, in the average balance of borrowed funds to $318.8 million for the three months ended September 30, 2014 from $352.6 million for the three months ended September 30, 2013, partially offset by a 3 basis point increase in the average rate paid on borrowed funds to 0.76% for the three months ended September 30, 2014 from 0.73% for the three months ended September 30, 2013.
Net Interest Income. Net interest income decreased by $1.7 million, or 14.4%, to $9.9 million for the three months ended September 30, 2014 from $11.6 million for the prior year period. Our interest rate spread decreased 52 basis points to 3.06% for the three months ended September 30, 2014 from 3.58% for the three months ended September 30, 2013. Our net interest margin decreased 50 basis points to 3.16% for the three months ended September 30, 2014 from 3.66% for the three months ended September 30, 2013. Theses decreases in net interest income, the net interest margin, and the interest rate spread resulted primarily from the recognition of $1.3 million of interest income in the third quarter of 2013 on a non-performing loan that paid off in July 2013 and a $1.1 million decrease in interest income earned on indirect auto loans resulting from the discontinuation of our indirect lending program in October 2013. These decreases resulted in a 65 basis point decrease in the yields on loans to 4.62% for the three months ended September 30, 2014 from 5.27% for the three months ended September 30, 2013. Partially offsetting the decrease in the yields on loans was a decrease in our average rates on certificates of deposit of 18 basis points to 1.29% for the three months ended September 30, 2014 from 1.47% for the three months ended September 30, 2013.
Provision for Loan Losses. We recorded a provision for loan losses of $550,000 for the three months ended September 30, 2014 compared to $200,000 provision for loan losses for the three months ended September 30, 2013. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the loan portfolio. Net chargeoffs increased $98,000, to $690,000, or 0.35% of average loans outstanding, for the quarter ended September 30, 2014 from $592,000, or 0.28% of average loans outstanding, for the quarter ended September 30, 2013. Total loans decreased $92.1 million, or 10.7%, to $771.9 million at September 30, 2014 from $864.0 million at September 30, 2013. An evaluation of the loan portfolio, current economic conditions, and other factors is performed at each balance sheet date. The allowance for loan losses to total loans receivable increased to 0.81% at September 30, 2014 from 0.77% at September 30, 2013. Total substandard loans decreased $2.4 million, or 17.5%, to $11.0 million at September 30, 2014 from $13.4 million at September 30, 2013. Total impaired loans decreased $6.2 million, or 40.7%, to $9.1 million at September 30, 2014 from $15.3 million at September 30, 2013.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either September 30, 2014 or September 30, 2013. At September 30, 2014, non-performing loans totaled $2.6 million, or 0.33% of total loans, compared to $5.9 million, or 0.69% of total loans, at September 30, 2013. The allowance for loan losses as a percentage of non-performing loans increased to 244.74% at September 30, 2014 from 112.70% at September 30, 2013.
Noninterest Income. Noninterest income decreased $316,000, or 8.3%, to $3.5 million for the three months ended September 30, 2014 from $3.8 million for the three months ended September 30, 2013.

	Three Months Ended September 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$2,141	$2,349	$(208)	(8.9)%
Net gains on sales of loans	453	405	48	11.9
Net gains on sales of securities available for sale	—	—	—	—
Net losses on sales of repossessed assets	(9)	20	(29)	(145.0)
Commissions	327	462	(135)	(29.2)
Increase in cash surrender value of bank-owned life insurance	346	368	(22)	(6.0)
Other income	223	193	30	15.5
Total noninterest income	$3,481	$3,797	$(316)	(8.3)%
The decrease in noninterest income was primarily attributable to a $208,000 decrease in service charges and other fees and a $135,000 decrease in commissions, partially offset by a $48,000 increase in net gains on the sales of loans. Decreases in service charges and other fees was primarily due to an $89,000 increase in the impairment of mortgage servicing rights, a $76,000 decrease in insufficient funds fee income, a $66,000 decrease in commercial loan fee income, and a $22,000 decrease in debit card interchange income. The decrease in commissions was primarily due to a decline in the sales of fixed and variable rate annuities and real estate investment trust (REIT) investment products partially offset by an increase in the sales of mutual funds. The increase in net gains on sales of loans resulted primarily from an increase in the volume of loans sold to 84 loans for the three months ended September 30, 2014 compared to 63 loans for the three months ended September 30, 2013.
Noninterest Expense. Noninterest expense decreased $1.1 million, or 8.9%, to $10.8 million for the three months ended September 30, 2014 from $11.9 million for the three months ended September 30, 2013.

	Three Months Ended September 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$6,156	$6,645	$(489)	(7.4)%
Software and equipment maintenance	573	719	(146)	(20.3)
Depreciation of furniture, software, and equipment	259	394	(135)	(34.3)
FDIC insurance	168	193	(25)	(13.0)
Net loss on write-down of other real estate owned	7	205	(198)	(96.6)
Real estate owned expense (income)	26	(29)	55	(189.7)
Service fees	155	133	22	16.5
Communications costs	195	258	(63)	(24.4)
Other operations expense	734	775	(41)	(5.3)
Occupancy	992	959	33	3.4
Professional and outside services	1,440	1,145	295	25.8
Loan servicing	27	281	(254)	(90.4)
Marketing	97	212	(115)	(54.2)
Total noninterest expense	$10,829	$11,890	$(1,061)	(8.9)%
The decrease in noninterest expense was primarily attributable to a $489,000 decrease in salaries and benefits expense, a $254,000 decrease in loan servicing expense, and a $198,000 decrease in loss on write-down of other real estate owned, partially offset by a $295,000 increase in professional and outside services. The decrease in salaries and benefits was primarily due to a $458,000 decrease in salaries expense primarily from the reduction in force which occurred during the fourth quarter of 2013 and a $187,000 decrease in health insurance expense due to a decline in unfavorable medical claims experience, partially offset by a $137,000 increase in commissions paid to employees for mortgage loan originations and sales of investment products. The decrease in loan servicing expense was primarily due to a decrease in the provision for credit losses on unfunded loan commitments. The increase in professional and outside services was attributable to $344,000 increase in legal fees primarily related to the pending merger with Southside Bancshares incurred during the three months ended September 30, 2014, partially offset by a $106,000 decrease in ATM monthly fees due to ATM maintenance expense accrued in the third quarter of 2013.
Income Tax Expense. Income tax expense decreased $682,000, or 61.1%, to $434,000 for the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013 which reflected an effective tax rate of 21.32% and 33.70% for the three months ended September 30, 2014 and September 30, 2013, respectively. The decrease in income tax expense and the effective tax rate was primarily due to decreases in net income and increases in tax-deductible items.
Analysis of Net Interest Income — Three Months Ended September 30, 2014 and 2013
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$778,275	$8,990	4.62%	$842,492	$11,097	5.27%
Investment securities available for sale	452,108	2,533	2.24	403,988	2,316	2.29
Cash and cash equivalents	11,217	7	0.25	3,553	2	0.23
Other	16,734	22	0.53	17,359	17	0.39
Total interest-earning assets (2)	1,258,334	11,552	3.67	1,267,392	13,432	4.24
Noninterest-earning assets	101,913			109,093
Total assets	$1,360,247			$1,376,485
Interest-bearing liabilities:
Interest-bearing demand	$144,252	$24	0.07%	$140,172	$22	0.06%
Savings accounts	108,869	13	0.05	105,794	12	0.05
Money market accounts	235,402	136	0.23	228,231	130	0.23
Certificates of deposit	259,673	839	1.29	276,817	1,017	1.47
Total interest-bearing deposits	748,196	1,012	0.54	751,014	1,181	0.63
Federal Home Loan Bank advances	312,230	589	0.75	338,793	627	0.74
Other secured borrowings	6,560	17	1.04	13,841	19	0.55
Total interest-bearing liabilities	1,066,986	1,618	0.61	1,103,648	1,827	0.66
Noninterest-bearing liabilities (3)	77,377			68,878
Total liabilities	1,144,363			1,172,526
Equity	215,884			203,959
Total liabilities and equity	$1,360,247			$1,376,485
Net interest income		$9,934			$11,605
Interest rate spread (2) (4)			3.06%			3.58%
Net interest-earning assets (5)	$191,348			$163,744
Net interest margin (2) (6)			3.16%			3.66%
Average interest-earning assets to interest-bearing liabilities	117.93%			114.84%
_______________________

(1)	Annualized.

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

	Three Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(846)	$(1,261)	$(2,107)
Investment securities available for sale	276	(59)	217
Cash and cash equivalents	4	1	5
Other	(1)	6	5
Total interest-earning assets	$(567)	$(1,313)	$(1,880)
Interest-bearing liabilities:
Interest-bearing demand	$1	$1	$2
Savings accounts	—	1	1
Money market accounts	4	2	6
Certificates of deposit	(63)	(115)	(178)
Total interest-bearing deposits	(58)	(111)	(169)
Federal Home Loan Bank advances	(49)	11	(38)
Other secured borrowings	(10)	8	(2)
Total interest-bearing liabilities	$(117)	$(92)	$(209)
Change in net interest income	$(450)	$(1,221)	$(1,671)
Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013
General. Net income decreased $774,000, or 16.1%, to $4.0 million for the nine months ended September 30, 2014 from $4.8 million for the prior year period. The decrease in net income for the nine months ended September 30, 2014 reflected a decrease in noninterest income of $2.1 million and a decrease in interest income of $953,000, partially offset by a decrease in income tax expense of $964,000, a decrease in interest expense of $872,000, and a decrease in noninterest expense of $657,000.
Interest Income. Interest income decreased $953,000, or 2.7%, to $34.9 million for the nine months ended September 30, 2014 from $35.9 million for the nine months ended September 30, 2013. The decrease resulted from a decrease in the average yield on interest-earning assets of 33 basis points to 3.65% for the nine months ended September 30, 2014 from 3.98% for the nine months ended September 30, 2013, partially offset by an increase of $74.1 million, or 6.2%, in the average balance of interest-earning assets to $1.28 billion for the nine months ended September 30, 2014 from $1.20 billion for the nine months ended September 30, 2013. The decrease in our average yield on interest-earning assets during the nine months ended September 30, 2014 as compared to the prior year period was due to the sustained low short-term market interest rate environment.

	Nine Months Ended September 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Interest income:
Loans, including fees	$27,126	$29,263	$(2,137)	(7.3)%
Securities—taxable	7,796	6,613	1,183	17.9
Securities—nontaxable	2	1	1	100.0
Total interest income	$34,924	$35,877	$(953)	(2.7)%
The decrease in interest income on loans of $2.1 million was due to a decrease in the average yield on our loan portfolio of 39 basis points to 4.55% for the nine months ended September 30, 2014 from 4.94% for the nine months ended September 30, 2013, partially offset by an increase in the average balance of loans of $5.4 million, or 0.7%, to $794.7 million for the nine months ended September 30, 2014 from $789.3 million for the nine months ended September 30, 2013.
Interest income on investment securities increased $1.2 million, or 17.9%, to $7.8 million for the nine months ended September 30, 2014 from $6.6 million for the nine months ended September 30, 2013. The increase resulted from increases in the average balance and average yield of our securities portfolio. The average balance of our securities portfolio increased $53.5 million, or 13.5%, to $449.2 million for the nine months ended September 30, 2014 from $395.7 million for the nine months ended September 30, 2013, due to purchases of securities, primarily U.S. government sponsored mortgage-backed securities and collateralized mortgage obligations. The average yield on our securities portfolio increased 8 basis points to 2.29% for the nine months ended September 30, 2014 from 2.21% for the nine months ended September 30, 2013.
Interest Expense. Interest expense decreased by $872,000, or 14.9%, to $5.0 million for the nine months ended September 30, 2014 from $5.9 million for the nine months ended September 30, 2013.

	Nine Months Ended September 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Interest expense:
Deposits	$3,048	$4,028	$(980)	(24.3)%
Borrowed funds	1,940	1,832	108	5.9
Total interest expense	$4,988	$5,860	$(872)	(14.9)%
The decrease in interest expense on deposits of $980,000 resulted from a decrease in the average rate we paid on deposits and a decrease in the average balance of interest-bearing deposits. The average rate we paid decreased 17 basis points to 0.54% for the nine months ended September 30, 2014 from 0.71% for the nine months ended September 30, 2013, as we were able to reprice our deposits lower as market interest rates declined. The average balance of interest-bearing deposits decreased $5.6 million, or 0.7%, to $753.8 million for the nine months ended September 30, 2014 from $759.4 million for the nine months ended September 30, 2013. The decrease in the average balance of our interest-bearing deposits was primarily due to decreases in the average balances of our certificates of deposit, partially offset by increases in the average balances of our money market accounts, interest-bearing demand accounts, and savings accounts. This shift in deposit composition also contributed to the decrease in the average rate paid on deposits.
Interest expense on certificates of deposit decreased $979,000, or 27.9%, to $2.5 million for the nine months ended September 30, 2014 from $3.5 million for the nine months ended September 30, 2013. The average rate paid on certificates of deposit decreased 36 basis points to 1.28% for the nine months ended September 30, 2014 from 1.64% for the nine months ended September 30, 2013, reflecting the continuing low market interest rate environment. In addition, the average balance of certificates of deposit decreased $21.1 million, or 7.4%, to $265.1 million for the nine months ended September 30, 2014 from $286.2 million for the nine months ended September 30, 2013.
The increase in interest expense on borrowed funds of $108,000 resulted primarily from an increase of $57.1 million, or 20.3%, in the average balance of borrowed funds to $337.7 million for the nine months ended September 30, 2014 from $280.6 million for the nine months ended September 30, 2013, partially offset by a decrease in the average rate paid on borrowed funds of 10 basis points to 0.77% for the three months ended September 30, 2014 from 0.87% for the nine months ended September 30, 2013.

Net Interest Income. Net interest income decreased by $81,000, or 0.3%, to $29.9 million for the nine months ended September 30, 2014 from $30.0 million for the prior year period. The decrease in net interest income was primarily attributable to a 19 basis point decrease in our interest rate spread to 3.04% for the nine months ended September 30, 2014 from 3.23% for the nine months ended September 30, 2013, partially offset by a $74.1 million increase in average interest earning assets to $1.28 billion for the nine months ended September 30, 2014 from $1.20 billion for the nine months ended September 30, 2013. Our net interest margin decreased 20 basis points to 3.13% for the nine months ended September 30, 2014 from 3.33% for the nine months ended September 30, 2013. The decrease in the net interest margin resulted primarily from a 39 basis point decrease in the yields on loans to 4.55% for the nine months ended September 30, 2014 from 4.94% for the nine months ended September 30, 2013. Partially offsetting the decrease in the yields on loans was a decrease in our average rates on certificates of deposit of 36 basis points to 1.28% for the nine months ended September 30, 2014 from 1.64% for the nine months ended September 30, 2013.
Provision for Loan Losses. We recorded a provision for loan losses of $1.9 million for the nine months ended September 30, 2014 compared to a provision for loan losses of $1.8 million for the nine months ended September 30, 2013. The provision for loan losses is charged to operations to bring the allowance for loan losses to a level that reflects management’s best estimate of the losses inherent in the portfolio. An evaluation of the loan portfolio, current economic conditions and other factors is performed at each balance sheet date. Net charge-offs increased by $112,000 to $2.1 million for the nine months ended September 30, 2014 from $2.0 million September 30, 2013. Annualized net charge-offs as a percentage of average loans outstanding was 0.36% for the nine months ended September 30, 2014 compared to 0.34% for the nine months ended September 30, 2013. The allowance for loan losses to total loans increased to 0.81% at September 30, 2014 from 0.77% at September 30, 2013. Total substandard loans decreased $2.4 million, or 17.5%, to $11.0 million at September 30, 2014 from $13.4 million at September 30, 2013. Total impaired loans decreased $6.2 million, or 40.7%, to $9.1 million at September 30, 2014 from $15.3 million at September 30, 2013. Total loans decreased $92.1 million, or 10.7%, to $771.9 million at September 30, 2014 from $864.0 million at September 30, 2013.
Non-performing loans include loans on non-accrual status or loans delinquent 90 days or greater and still accruing interest. None of our loans were delinquent 90 days or greater and still accruing interest at either September 30, 2014 or September 30, 2013. At September 30, 2014, non-performing loans totaled $2.6 million, or 0.33% of total loans, compared to $5.9 million, or 0.69% of total loans, at September 30, 2013. The allowance for loan losses as a percentage of non-performing loans increased to 244.74% at September 30, 2014 from 112.70% at September 30, 2013.
Noninterest Income. Noninterest income decreased $2.1 million, or 16.8%, to $10.9 million for the nine months ended September 30, 2014 from $13.0 million for the nine months ended September 30, 2013.

	Nine Months Ended September 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Noninterest income:
Service charges and other fees	$6,301	$6,795	$(494)	(7.3)%
Net gains on sales of loans	1,031	1,427	(396)	(27.8)
Net gains on sales of securities available for sale	607	1,701	(1,094)	(64.3)
Net gains on sales of premises and equipment	(1)	344	(345)	(100.3)
Net gains (losses) on sales of repossessed assets	1	17	(16)	(94.1)
Commissions	1,104	1,067	37	3.5
Increase in cash surrender value of bank-owned life insurance	1,063	1,051	12	1.1
Other income	747	640	107	16.7
Total noninterest income	$10,853	$13,042	$(2,189)	(16.8)%
The decrease was primarily attributable to a $1.1 million decrease in net gains on sales of investment securities, a $494,000 decrease in service charges and other fees, a $396,000 decrease in the net gains on sales of loans, and a $345,000 decrease in net gains on sales of premises and equipment. The decrease in gains on sales of investment securities was attributable to sales of $17.5 million of securities available for sale with gross realized gains of $607,000 for the nine months ended September 30, 2014 compared to sales of $44.5 million of securities available for sale with gross realized gains of $1.7 million for the nine months ended September 30, 2013. The decrease in service charges and other fees was primarily due to a $246,000 increase in the amortization of mortgage servicing rights due to the stabilization of prepayment speeds resulting from consistent volumes of mortgage loan refinancing and a $238,000 decrease in insufficient funds fee income. The decrease in gains on sales of loans resulted primarily from a decrease in the volume of loans sold to 238 loans for the nine months ended September 30, 2014 compared to 313 loans for the nine months ended September 30, 2013. The decrease in gains on sales of premises and equipment resulted primarily from the sale of land adjacent to one of our branch locations during the nine months ended September 30, 2013.
Noninterest Expense. Noninterest expense decreased $657,000, or 1.9%, to $33.3 million for the nine months ended September 30, 2014 from $33.9 million for the nine months ended September 30, 2013.

	Nine Months Ended September 30,		Dollar change	Percent change
	2014	2013
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$18,780	$19,442	$(662)	(3.4)%
Software and equipment maintenance	1,668	2,025	(357)	(17.6)
Depreciation of furniture, software, and equipment	852	1,222	(370)	(30.3)
FDIC insurance	521	522	(1)	(0.2)
Net loss on write-down of other real estate owned	29	227	(198)	(87.2)
Real estate owned (income) expense	90	(64)	154	(240.6)
Service fees	453	373	80	21.4
Communications costs	652	731	(79)	(10.8)
Other operations expense	2,316	2,341	(25)	(1.1)
Occupancy	2,911	2,884	27	0.9
Professional and outside services	4,431	3,185	1,246	39.1
Loan servicing	271	513	(242)	(47.2)
Marketing	290	520	(230)	(44.2)
Total noninterest expense	$33,264	$33,921	$(657)	(1.9)%
The decrease in noninterest expense was primarily due to a $662,000 decrease in salaries and benefits, a $370,000 decrease in depreciation of furniture, software, and equipment, a $357,000 decrease in software and equipment maintenance, a $242,000 decrease in loan servicing expense, and a $230,000 decrease in marketing costs, partially offset by a $1.2 million increase in professional and outside services. The decrease in salaries and benefits was primarily due to a $1.6 million decrease in salaries expense primarily from the reduction in force which occurred during the fourth quarter of 2013, partially offset by a $574,000 increase in the incentive accrual based on improved performance of loan production and branch operations and a $426,000 increase in commissions paid to employees for mortgage loan originations and sales of investment products. The decrease in depreciation of furniture, software, and equipment was primarily due to items reaching full depreciation in 2013. The decrease in software and equipment maintenance expense was primarily due to contracts not renewed or renewed at reduced prices for 2014. The decrease in loan servicing costs was primarily due to a new fee structure for mortgage loans implemented in 2014, lower credit report costs due to the discontinuation of the indirect lending program in the fourth quarter of 2013, and a decrease in the provision for credit losses on unfunded loan commitments. The decrease in marketing cost was primarily due to marketing efforts and expenses being redirected in 2014. The increase in professional and outside services was attributable to $1.3 million of expenses related to the pending merger with Southside Bancshares incurred during the nine months ended September 30, 2014.
Income Tax Expense. During the nine months ended September 30, 2014, we recognized income tax expense of $1.6 million, reflecting an effective tax rate of 28.05%, compared to income tax expense of $2.5 million, reflecting an effective tax rate of 34.55%, for the nine months ended September 30, 2013. The decrease in the effective tax rate was primarily due to an increase in tax-deductible items.
Analysis of Net Interest Income — Nine Months Ended September 30, 2014 and 2013
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$794,741	$27,126	4.55%	$789,284	$29,263	4.94%
Investment securities available for sale	449,175	7,705	2.29	395,671	6,555	2.21
Cash and cash equivalents	15,667	24	0.20	3,324	7	0.28
Other	17,563	69	0.52	14,770	52	0.47
Total interest-earning assets	1,277,146	34,924	3.65	1,203,049	35,877	3.98
Noninterest-earning assets	102,766			107,012
Total assets	$1,379,912			$1,310,061
Interest-bearing liabilities:
Interest-bearing demand	$146,437	$72	0.07%	$140,158	$77	0.07%
Savings accounts	107,120	37	0.05	105,404	36	0.05
Money market accounts	235,095	403	0.23	227,601	400	0.23
Certificates of deposit	265,129	2,536	1.28	286,206	3,515	1.64
Total interest-bearing deposits	753,781	3,048	0.54	759,369	4,028	0.71
Federal Home Loan Bank advances	333,830	1,895	0.76	266,463	1,769	0.89
Other secured borrowings	3,832	45	1.57	14,108	63	0.60
Total interest-bearing liabilities	1,091,443	4,988	0.61	1,039,940	5,860	0.75
Noninterest-bearing liabilities(2)	75,215			64,571
Total liabilities	1,166,658			1,104,511
Equity	213,254			205,550
Total liabilities and equity	$1,379,912			$1,310,061
Net interest income		$29,936			$30,017
Interest rate spread (3)			3.04%			3.23%
Net interest-earning assets (4)	$185,703			$163,109
Net interest margin (5)			3.13%			3.33%
Average interest-earning assets to interest-bearing liabilities	117.01%			115.68%
_______________________

(1)	Annualized.

(2)	Includes noninterest-bearing deposits.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$202	$(2,339)	$(2,137)
Investment securities available for sale	886	264	1,150
Cash and cash equivalents	26	(9)	17
Other	10	7	17
Total interest-earning assets	$1,124	$(2,077)	$(953)
Interest-bearing liabilities:
Interest-bearing demand	$3	$(8)	$(5)
Savings accounts	1	—	1
Money market accounts	13	(10)	3
Certificates of deposit	(259)	(720)	(979)
Total interest-bearing deposits	(242)	(738)	(980)
Federal Home Loan Bank advances	447	(321)	126
Other secured borrowings	(46)	28	(18)
Total interest-bearing liabilities	$159	$(1,031)	$(872)
Change in net interest income	$965	$(1,046)	$(81)
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $13.7 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $440.7 million at September 30, 2014. On that date, we had $302.8 million in Federal Home Loan Bank advances, with the ability to borrow an additional $323.7 million.

Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At September 30, 2014, we had $129.8 million in commitments to extend credit. Included in these commitments to extend credit were $115.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2014 totaled $119.9 million, or 15.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on unfavorable market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Generally, our primary investing activity is originating loans. During the nine months ended September 30, 2014, we originated $182.7 million of loans. In addition, we purchased $77.2 million of securities classified as available for sale during the nine months ended September 30, 2014.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances and other borrowings. Total deposits decreased $14.8 million for the nine months ended September 30, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we may utilize our borrowing agreements with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $59.2 million for the nine months ended September 30, 2014. At September 30, 2014, we had the ability to borrow up to $631.5 million from the Federal Home Loan Bank of Dallas. In addition, we maintained $55.0 million in federal funds lines with other financial institutions at September 30, 2014. We also have a line of credit with the Federal Reserve Bank of Dallas, which allows us to borrow on a collateralized basis at a fixed term with pledged assignments. At September 30, 2014, the borrowing limit for this line of credit was $234.3 million.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. The table below presents the capital required as a percentage of total and risk-weighted assets and the percentage and the total amount of capital maintained at September 30, 2014 and December 31, 2013 without giving effect to the final Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013 and by the Office of the Comptroller of the Currency on July 9, 2013.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Consolidated as of September 30, 2014
Total risk-based capital to risk-weighted assets	$218,922	25.53%	$68,614	8.00%	$85,767	10.00%
Tier I risk-based capital to risk-weighted assets	212,106	24.73%	34,307	4.00%	51,460	6.00%
Tier I (Core) capital to adjusted total assets	212,106	15.89%	53,399	4.00%	66,749	5.00%
OmniAmerican Bank as of September 30, 2014
Total risk-based capital to risk-weighted assets	$203,899	23.77%	$68,616	8.00%	$85,771	10.00%
Tier I risk-based capital to risk-weighted assets	197,083	22.98%	34,308	4.00%	51,462	6.00%
Tier I (Core) capital to adjusted total assets	197,083	14.76%	53,401	4.00%	66,751	5.00%
Consolidated as of December 31, 2013
Total risk-based capital to risk-weighted assets	$213,553	23.41%	$72,948	8.00%	$91,185	10.00%
Tier I risk-based capital to risk-weighted assets	206,662	22.66%	36,474	4.00%	54,711	6.00%
Tier I (Core) capital to adjusted total assets	206,662	14.86%	55,633	4.00%	69,542	5.00%
OmniAmerican Bank as of December 31, 2013
Total risk-based capital to risk-weighted assets	$196,115	21.50%	$72,957	8.00%	$91,197	10.00%
Tier I risk-based capital to risk-weighted assets	189,224	20.75%	36,479	4.00%	54,718	6.00%
Tier I (Core) capital to adjusted total assets	189,224	13.60%	55,638	4.00%	69,548	5.00%

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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2014. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Contractual obligations:
Long-term debt (1)	$148,166	$151,667	$5,000	$—	$304,833
Operating leases	595	961	956	583	3,095
Certificates of deposit	119,938	88,013	47,747	—	255,698
Total contractual obligations	$268,699	$240,641	$53,703	$583	$563,626
Off-balance sheet loan commitments:
Undisbursed portion of loans closed	$13,878	$—	$—	$—	$13,878
Unused lines of credit (2)	—	—	—	—	115,876
Total loan commitments	$13,878	$—	$—	$—	$129,754
Total contractual obligations and loan commitments	$282,577	$240,641	$53,703	$583	$693,380
_______________________

(1)	Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase and excludes overnight borrowings.

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

The table below sets forth, as of September 30, 2014, our calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model which is also summarized in the table below at September 30, 2014:

At September 30, 2014
				NPV as a Percentage of
				Present Value of Assets(3)		Net Interest Income
							Increase (Decrease) in
Change in		Estimated Increase			Increase	Estimated	Estimated Net Interest
Interest Rates	Estimated	(Decrease) in NPV			(Decrease)	Net Interest	Income
(basis points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)
+300	$264,357	$9,707	3.81%	20.58%	303	$35,765	$(1,864)	(4.95)%
+200	265,852	11,202	4.40%	19.84%	229	35,876	(1,753)	(4.66)%
+100	264,901	10,251	4.03%	18.96%	141	35,974	(1,655)	(4.40)%
—	254,650	—	—	17.55%	—	37,629	—	—
-100	240,408	(14,242)	(5.59)%	17.59%	4	34,418	(3,211)	(8.53)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2014, in the event of a 200 basis point increase in interest rates, we would experience a 4.40% decrease in NPV. In the event of a 100 basis point decrease in interest rates, we would experience a 5.59% decrease in NPV.
Net Interest Income. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or a 100 basis point decrease in market interest rates. As of September 30, 2014, using our internal interest rate risk model, we estimated that our net interest income for the nine months ended September 30,

2014 would decrease by 4.66% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 8.53% in the event of an instantaneous 100 basis point decrease in market interest rates.
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

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On July 29, 2014, OmniAmerican, OmniAmerican’s board of directors and Southside filed a motion to dismiss the case. On July 30, 2014, the plaintiff filed a motion to take expedited discovery.
After filing the Litigation and engaging in certain limited discovery, plaintiff's counsel indicated to defendants’ counsel that they believed additional disclosures should be made available to the stockholders of OmniAmerican. On September 12, 2014, the defendants and the plaintiff in the Litigation entered into a memorandum of understanding (the “MOU”) agreeing in principle to settle the Litigation in exchange for defendants’ agreement to make certain supplemental disclosures described below. The MOU contemplates that the parties will prepare a definitive stipulation of settlement, which will be subject to Court approval. If approved by the Court, it is anticipated that the settlement will result in a release of the defendants from any and all claims that were or could have been asserted challenging any aspect of or otherwise relating to the mergers, the merger agreement or the disclosures made in connection therewith, and that the Litigation will be dismissed with prejudice.
Pursuant to the terms of the MOU, OmniAmerican has agreed to make certain supplemental disclosures regarding the mergers in a supplement to the joint proxy statement/prospectus. The supplemental disclosures are contained in a proxy supplement filed with the Securities and Exchange Commission on September 16, 2014, which should be read in its entirety. In return, the plaintiff has agreed to the dismissal of the Litigation with prejudice and to withdraw and/or refrain from filing any and all motions seeking to enjoin the mergers. In addition, the MOU contemplates that the parties will negotiate in good faith to attempt to agree upon an amount of attorneys' fees and expenses and that plaintiff's counsel may petition the Court for an award of attorneys’ fees and expenses, which if granted by the Court, would be paid by OmniAmerican or its insurers or successors. Should the parties fail to reach an agreement on attorneys' fees and expenses, the defendants may oppose the petition for an award of attorneys’ fees and expenses. There can be no assurance that the parties will ultimately reach agreement on a definitive stipulation of settlement or that the Court will approve the proposed settlement, even if the parties were to enter into such stipulation of settlement. In such event, the proposed settlement as contemplated by the MOU may be terminated. The proposed settlement will not affect the consideration to be paid to stockholders of OmniAmerican in connection with the proposed first merger.
The defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to the facts and claims asserted, or which could have been asserted, in the Litigation, including that they have committed any violations of law or breach of fiduciary duty, aided and abetted any violations of law or breaches of fiduciary duty, acted improperly in any way or have any liability or owe any damages of any kind to the plaintiff or to the purported class, and specifically deny that any further supplemental disclosure is required under any applicable rule, statute, regulation or law or that the OmniAmerican directors failed to maximize stockholder value by entering into the merger agreement with Southside and Merger Sub. The settlement contemplated by the MOU is not, and should not be construed as, an admission of wrongdoing or liability by any defendant. However, to avoid the risk of delaying the mergers, and to provide additional information to the stockholders of OmniAmerican at a time and in a manner that would not cause any delay of the mergers, the defendants agreed to the settlement described above.
The parties considered it desirable that the Litigation be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the Litigation.

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

(c)
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2014.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Cost Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (2)
July 1, 2014 through July 31, 2014	285	$24.65	—	411,469
August 1, 2014 through August 31, 2014	222	26.08	—	411,469
September 1, 2014 through September 30, 2014	—	—	—	411,469
Total	507	$25.28	—	411,469
______________________

(1)
Consists of 507 shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under our 2011 Executive Stock Incentive Plan. The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

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

OMNIAMERICAN BANCORP, INC.
(Registrant)

Date: October 31, 2014	/s/ Tim Carter
Tim Carter
President and Chief Executive Officer

Date: October 31, 2014	/s/ Deborah B. Wilkinson
Deborah B. Wilkinson
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Tim Carter, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Deborah B. Wilkinson, Senior Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

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